Form 10-Q
period 2003-04-30
HAYES LEMMERZ INTERNATIONAL INC
filed 2003-06-16
CIK 1237941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 000-50303

HAYES LEMMERZ INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	32-0072578
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

15300 Centennial Drive	48167
Northville, Michigan	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(734) 737-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes ☐ No ☒

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes ☒ No ☐

     As of June 16, 2003, the number of shares of common stock outstanding of Hayes Lemmerz International, Inc., (successor issuer to the Company upon emergence from Chapter 11 bankruptcy on June 3, 2003), was 30,000,000 shares.

Website Access to Company Reports

     Hayes Lemmerz International, Inc.’s internet website address is www.hayes-lemmerz.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

HAYES LEMMERZ INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications

     UNLESS OTHERWISE INDICATED, REFERENCES TO THE “COMPANY” MEAN HAYES LEMMERZ INTERNATIONAL, INC., AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY’S YEAR ENDED JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 2003 MEANS THE PERIOD BEGINNING FEBRUARY 1, 2003, AND ENDING JANUARY 31, 2004). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY’S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY’S DEPENDENCE ON THE AUTOMOTIVE AND COMMERCIAL HIGHWAY INDUSTRIES (WHICH MAY BE ADVERSELY AFFECTED BY A WEAKENING OF THE ECONOMY AND HAVE HISTORICALLY BEEN CYCLICAL); (4) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY’S FINANCIAL STRUCTURE AND THE COMPANY’S COST OF CAPITAL AND BORROWED MONEY; (5) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS; AND (6) UNCERTAINTIES RELATING TO WAR IN THE MIDDLE EAST. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of dollars, except share amounts)

	Three Months
	Ended April 30,

	2003	2002

	(Unaudited)
Net sales	$515.3	$486.7
Cost of goods sold	463.6	441.6

Gross profit	51.7	45.1
Marketing, general and administration	27.4	27.6
Engineering and product development	6.3	5.0
Asset impairments and other restructuring charges	4.1	7.2
Other income, net	(0.5)	(2.6)
Reorganization items	13.1	22.5

Earnings (loss) from operations	1.3	(14.6)
Interest expense, net (excluding $28.7 million and $28.7 million not accrued on liabilities subject to compromise for the three months ended April 30, 2003 and 2002, respectively)	17.0	16.8

Loss before taxes on income, minority interest and cumulative effect of change in accounting principle	(15.7)	(31.4)
Income tax provision	5.9	0.9

Loss before minority interest and cumulative effect of change in accounting principle	(21.6)	(32.3)
Minority interest	1.0	0.7

Loss before cumulative effect of change in accounting principle	(22.6)	(33.0)
Cumulative effect of change in accounting principle, net of tax of $0	—	(554.4)

Net loss	$(22.6)	$(587.4)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.79)	$(1.16)
Cumulative effect of change in accounting principle, net of tax	—	(19.49)

Basic and diluted net loss per share	$(0.79)	$(20.65)

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share amounts)

	April 30,	January 31,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69.8	$66.1
Receivables	307.5	276.6
Inventories	177.1	176.6
Prepaid expenses and other	28.2	32.5

Total current assets	582.6	551.8
Property, plant and equipment, net	948.5	951.2
Goodwill	193.4	191.3
Intangible assets	102.9	102.6
Other assets	52.8	49.7

Total assets	$1,880.2	$1,846.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
DIP facility	$61.4	$49.9
Bank borrowings and other notes	13.8	15.8
Current portion of long-term debt	41.5	40.1
Accounts payable and accrued liabilities	285.3	268.7

Total current liabilities	402.0	374.5
Long-term debt, net of current portion	58.9	61.9
Pension and other long-term liabilities	332.8	334.4
Minority interest	17.5	16.4
Liabilities subject to compromise	2,154.0	2,133.8
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.01 per share:
Voting — authorized 99,000,000 shares; 27,708,419 shares issued; 25,806,969 shares outstanding	0.3	0.3
Nonvoting — authorized 5,000,000 shares; 2,649,026 shares issued and outstanding	—	—
Additional paid in capital	235.1	235.1
Common stock in treasury at cost, 1,901,450 shares	(25.7)	(25.7)
Accumulated deficit	(1,199.5)	(1,176.9)
Accumulated other comprehensive loss	(95.2)	(107.2)

Total stockholders’ deficit	(1,085.0)	(1,074.4)

Total liabilities and stockholders’ deficit	$1,880.2	$1,846.6

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Three Months
	Ended April 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net loss	$(22.6)	$(587.4)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	34.8	33.5
Amortization of deferred financing fees	1.5	1.3
Increase in deferred income taxes	0.8	—
Asset impairments and other restructuring charges	4.1	7.2
Minority interest	1.0	0.7
Cumulative effect of change in accounting principle	—	554.4
Gain on sale of assets and businesses	(0.4)	(1.6)
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(26.0)	(10.4)
Inventories	2.1	(8.5)
Prepaid expenses and other	3.9	1.0
Accounts payable and accrued liabilities	0.3	25.1
Chapter 11 items:
Reorganization items	13.1	22.5
Interest accrued on Credit Agreement	12.6	13.6
Payments related to Chapter 11 Filings	(8.0)	(1.4)

Cash provided by operating activities	17.2	50.0

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(20.0)	(22.4)
Proceeds from sale of assets and businesses	0.7	6.7
Cash paid for purchase of Wheland Foundry	—	(2.1)
Other, net	(0.1)	(9.2)

Cash used for investing activities	(19.4)	(27.0)

Cash flows from financing activities:
Changes in borrowings under DIP facility	11.5	(1.0)
Repayment of note payable	(2.0)	—
Changes in bank borrowings and revolving facility	(5.6)	(2.7)

Cash provided by (used for) financing activities	3.9	(3.7)

Effect of exchange rate changes on cash and cash equivalents	2.0	(0.5)

Increase in cash and cash equivalents	3.7	18.8
Cash and cash equivalents at beginning of period	66.1	45.2

Cash and cash equivalents at end of period	$69.8	$64.0

Supplemental data:
Cash paid for interest	$3.1	$2.8
Cash paid for income taxes	$0.5	$1.5

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three Months Ended April 30, 2003 and 2002
(Unaudited)
(Millions of Dollars Unless Otherwise Stated)

(1) Business, Chapter 11 Filings and Emergence from Chapter 11

     These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 2, 2003.

Description of Business

     Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries and references to fiscal year means the Company’s year commencing on February 1 of that year and ending on January 31 of the following year (e.g., “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004, “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003).

     The Company is a leading supplier of wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. In addition, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components and aluminum non-structural components for the automotive, commercial highway, heating and general equipment industries.

Chapter 11 Filings

     On December 5, 2001, Hayes Lemmerz International, Inc., 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the “Debtors”) filed voluntary petitions for reorganization relief (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Filings are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-11490-MFW.

     On December 16, 2002, the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court. On April 9, 2003, the Debtors filed a modified first amended joint plan of reorganization (the “Plan of Reorganization”) which received the requisite support from creditors authorized to vote thereon.

     The Debtors’ Plan of Reorganization provides for the cancellation of the existing common stock of the Company and the issuance of cash, new common stock in the reorganized Company and other property to certain creditors of the Company in respect of certain classes of claims.

     On January 31, 2002, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown on the Company’s books and records, subject to the assumptions contained in certain notes filed in connection therewith. The Debtors subsequently amended the schedules and statements on March 21, 2002 and July 12, 2002. All of the schedules are subject to further amendment or modification. On March 26, 2002, the Bankruptcy Court established June 3, 2002 as the deadline for filing proofs of claim with the Bankruptcy Court. The Debtors mailed notice of the proof of claim deadline to all known creditors. Differences between amounts scheduled by the Debtors and claims by creditors currently are being investigated and resolved in connection with the Debtors’ claims resolution process. Although that process has commenced and is ongoing, in light of the number of creditors of the Debtors and certain claims objection blackout periods, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and the ultimate distribution with respect to allowed claims is not presently ascertainable. On the Effective Date of the Plan of Reorganization, and at certain times thereafter, the Debtors distributed, and will distribute, cash, securities and other property in respect of certain classes of claims as provided in the Plan of Reorganization.

     In addition to the Plan of Reorganization, the Company filed a disclosure statement with respect thereto in order to provide information sufficient to enable holders of claims or interests to make an informed judgment about the Plan of Reorganization. The disclosure statement set forth, among other things, a summary of the proposed Plan of Reorganization, proposed distributions that would be made to the Company’s stakeholders under the proposed Plan of Reorganization, certain effects of confirmation of the Plan of Reorganization, and various risk factors associated with the Plan of Reorganization and confirmation thereof. It also contains information regarding, among other matters, significant events that occurred during the Company’s Chapter 11 proceedings, the anticipated organization, operation and financing of the reorganized Company, as well as the confirmation process and the voting procedures holders of claims and/or interests must follow for their votes to be counted.

     Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”), the accounting for the effects of the reorganization will occur once a plan of reorganization is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of the plan. The “fresh start” accounting principles pursuant to SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the equity of the reorganized Company as of a date selected for financial reporting purposes. The accompanying consolidated financial statements do not reflect: (a) the requirements of SOP 90-7 for fresh start accounting, (b) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (c) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (d) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan of reorganization; or (e) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of future actions by the Bankruptcy Court.

     On May 30, 2002, the Bankruptcy Court entered an order approving, among other things, the critical employee retention plan (the “CERP”) filed with the Bankruptcy Court in February 2002 which was designed to compensate certain critical employees in order to assure their retention and availability during the Company’s restructuring. The plan has two components which will (i) reward critical employees who remain with the Company (and certain affiliates of the Company who are not directly involved in the restructuring) during and through the completion of the restructuring (the “Retention Bonus”) and (ii) provide additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeds an established baseline (the “Restructuring Performance Bonus”).

     The maximum possible aggregate amount of Retention Bonus is approximately $8.5 million and is payable in cash upon the consummation of the restructuring. Pursuant to plan provisions, thirty-five percent, or approximately $3.0 million, of such Retention Bonus was paid on October 1, 2002. The Restructuring Performance Bonus will be payable as soon as reasonably practicable after the consummation of the restructuring. Up to 50% of the amount by which a Restructuring Performance Bonus exceeds a participant’s Retention Bonus may be paid in restricted shares or units of any common stock of the Company that is issued as part of the confirmed Plan of Reorganization in connection with the restructuring, if the Company’s Board of Directors elects, within the time period specified in the plan.

     As of April 30, 2003, there were $61.4 million of outstanding borrowings and $5.0 million in letters of credit issued under the Company’s Debtor-In-Possession revolving credit facility (the “DIP Facility”).

     Reorganization items for the three months ended April 30, 2003 and 2002, respectively, as reported in the consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. During the three months ended April 30, 2003 and 2002, respectively, reorganization items were as follows (millions of dollars):

	2003	2002

Critical employee retention plan provision	$1.3	$2.5
Estimated accrued liability for rejected prepetition leases and contracts	—	12.5
Professional fees related to the Filing	11.5	7.6
Other	0.3	(0.1)

Total	$13.1	$22.5

     Cash payments with respect to such reorganization items consisted primarily of professional fees and were approximately $8.0 million during the first quarter of fiscal 2003 and $1.4 million during the first quarter of fiscal 2002.

     The condensed financial statements of the Debtors are presented in Note (12).

Emergence from Chapter 11

On June 3, 2003 (the “Effective Date”), Hayes Lemmerz International, Inc. and each of the 27 Debtors proposing the Plan of Reorganization emerged from Chapter 11 proceedings pursuant to the Plan of Reorganization, which was confirmed by an order of the Bankruptcy Court on May 12, 2003, which order has become final and non-appealable. The following five Debtors were not proponents of the Plan of Reorganization and are not subject to the terms thereof: HLI Netherlands Holdings, Inc., CMI — Quaker Alloy, Inc., Hayes Lemmerz Funding Company, LLC, Hayes Lemmerz Funding Corporation, and Hayes Lemmerz International Import, Inc. (collectively, the “Non-reorganizing Debtors”). On June 3, 2003, the Bankruptcy Court entered an order dismissing the Chapter 11 Filings of the Non-reorganizing Debtors.

     Pursuant to the Plan of Reorganization, the Company caused the formation of (i) a new holding company, HLI Holding Company, Inc., a Delaware corporation (“HoldCo”), (ii) HLI Parent Company, Inc., a Delaware corporation and a wholly owned subsidiary of HoldCo (“ParentCo”), and (iii) HLI Operating Company, Inc, a Delaware corporation and a wholly owned subsidiary of ParentCo (“HLI”). On the Effective Date, (i) HoldCo was renamed Hayes Lemmerz International, Inc. (“New Hayes”), (ii) New Hayes contributed to ParentCo 30,0000,000 shares of its common stock, par value $.01 per share (the “New Common Stock”), 957,447 series A warrants and 957,447 series B warrants to acquire New Common Stock of New Hayes (the “Series A Warrants” and “Series B Warrants”, respectively), (iii) ParentCo in turn contributed such shares of New Common Stock and Series A Warrants and Series B Warrants to HLI and (iv) pursuant to an Agreement and Plan of Merger, dated as of June 3, 2003 (the “Merger Agreement”), between the Company and HLI, the Company was merged with and into HLI (the “Merger”), with HLI continuing as the surviving corporation.

     Pursuant to the Plan of Reorganization and as a result of the Merger, all of the issued and outstanding shares of common stock, par value $.01 per share, of the Company (the “Old Common Stock”), and any other outstanding equity securities of the Company, including all options and warrants, were cancelled. Promptly following the Merger, HLI distributed to certain holders of allowed claims, under the terms of the Plan of Reorganization, an amount in cash, the New Common Stock, the Series A Warrants, the Series B Warrants and the Preferred Stock (as defined below). Prior to the Merger, the Old Common Stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In reliance on Rule 12g-3(a) of the Exchange Act, by virtue of the status of New Hayes as a successor issuer to the Company, the New Common Stock is deemed registered under Section 12(g) of the Exchange Act. The Company filed a Form 15 with the SEC to terminate the registration of the Old Common Stock under the Exchange Act.

     Pursuant to the terms of the Plan of Reorganization, HLI issued 100,000 shares of Series A Exchangeable Preferred Stock, par value $1.00, of HLI (the “Preferred Stock”) to the holders of certain allowed claims. In accordance with the terms of the Preferred Stock, the shares of Preferred Stock are, at the holder’s option, exchangeable into a number of fully paid and nonassessable shares of New Common Stock equal to (i) the aggregate liquidation preference of the shares of Preferred Stock so exchanged ($100 per share plus all accrued and unpaid dividends thereon (whether or not declared) to the exchange date) divided by (ii) 125% of the “Emergence Share Price.” As determined pursuant to the terms of the Plan of Reorganization, the Emergence Share Price is $18.50.

     In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility (the “New Credit Facility”), with Citigroup Global Markets, Inc. and Lehman Brothers, Inc., as the exclusive joint book-running lead managers and joint lead arrangers, Citicorp North America, Inc., as a lender and the administrative agent, Lehman Commercial Paper Inc., as a lender and the syndication agent, and a group of other lenders. The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility. In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10-1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to the lenders under the Prepetition Credit Agreement (as defined below), to pay related transaction costs and to refinance certain debt.

     Following emergence from Chapter 11, the Company expects to pay the Restructuring Performance Bonus under the CERP in an aggregate amount equal to $12.1 million, based on the Company’s compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court. The aggregate amount of the Restructuring Performance Bonus has not been accrued as of April 30, 2003. See Note (3), Fresh Start Accounting Pro Forma Information.

     In addition, upon emergence from Chapter 11, the Company implemented fresh start accounting principles pursuant to SOP 90-7. See Note (3), Fresh Start Accounting Pro Forma Information.

(2) Basis of Presentation and Stock-Based Compensation

     Basis of Presentation

     As discussed in Note (1), the Company filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2001. As further discussed in Note (1), the Debtors emerged from bankruptcy on June 3, 2003. The accompanying consolidated financial statements have been prepared in accordance with SOP 90-7 and on a going concern basis and, accordingly, do not reflect any adjustments under fresh start accounting that result from the Company’s emergence. (See Note (3), Fresh Start Accounting Pro Forma Information). Continuing as a going concern contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business. The accompanying consolidated financial statements do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company’s recent history of significant losses, deficit in stockholders’ equity and issues related to non-compliance with debt covenants, raise substantial doubt about the Company’s ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations. SOP 90-7 requires the segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization of the Company.

     The Company’s unaudited interim consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for full fiscal years.

     Certain prior period amounts have been reclassified to conform to the current year presentation.

     Stock-Based Compensation

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company follows the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and discloses pro forma net income (loss) and pro forma earnings (loss) per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS No. 123.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

     No stock options were granted in fiscal 2003 or 2002. If compensation cost had been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company’s net loss and loss per share would have been adjusted to the pro forma amounts below:

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2003	2002

Net loss (millions):
As reported	$(22.6)	$(587.4)
Pro forma	(22.6)	(587.4)
Basis and diluted loss per share:
As reported	$(0.79)	$(20.65)
Pro forma	(0.79)	(20.65)

(3) Fresh Start Accounting Pro Forma Information

     As discussed in Note (1), the Debtors emerged from Chapter 11 on June 3, 2003 and the Company has selected May 31, 2003 for financial reporting purposes as the date to implement the fresh start accounting principles pursuant to SOP 90-7.

     Pursuant to SOP 90-7, the results of operations of the Company prior to May 31, 2003 will include (i) a pre-emergence extraordinary gain of approximately $1.1 billion resulting from the discharge of liabilities under the Plan of Reorganization; (ii) pre-emergence charges to earnings to be recorded as Reorganization items resulting from certain costs and expenses resulting from the

Plan of Reorganization becoming effective; and (iii) a pre-emergence adjustment to earnings resulting from the aggregate remaining changes to the net carrying value of our pre-emergence assets and liabilities to reflect the fair values under fresh start accounting.

     The Company’s compromise total enterprise value is $1,250.0 million, with a total value for common equity of $544.4 million, excluding the estimated fair value of the Preferred Stock, Series A Warrants and Series B Warrants issued on the Effective Date. Under fresh start accounting, the compromise total enterprise value will be allocated to the Company’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations; any portion not attributed to specific tangible or identified intangible assets will be an indefinite-lived intangible asset referred to as “reorganization value in excess of amounts allocable to identifiable assets” and reported as goodwill. The valuations required to determine the fair value of the Company’s assets as presented below represent the preliminary results of the valuation procedures performed by the Company’s valuation specialist. Such valuation specialist is updating the valuation of certain of the Company’s assets as of May 31, 2003. Accordingly, the adjustments reflected below are preliminary and subject to further revisions and adjustments, pending an update based on such updated valuations, actual amounts and applicable economic conditions as of May 31, 2003. The Company’s actual fresh start accounting adjustments may vary significantly from those presented below.

     The unaudited pro forma consolidated balance sheet presented below gives effect to the Plan of Reorganization as if the Effective Date had occurred on April 30, 2003.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of December 5, 2001)

PRO FORMA REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF APRIL 30, 2003
(Unaudited)

		Pro Forma			Pro Forma
	April 30,	Reorganization			Reorganized
ASSETS	2003	Adjustments			Balance

Current assets:
Cash and cash equivalents	$69.8	$15.5	(a	)	$85.3
Receivables	307.5	—			307.5
Inventories	177.1	5.2	(b	)	182.3
Prepaid expenses and other	28.2	—			28.2

Total current assets	582.6	20.7			603.3
Property, plant, equipment and tooling, net	976.9	(47.0)	(c	)	929.9
Old goodwill	193.4	(193.4)	(d	)	—
New goodwill	—	280.2	(e	)	280.2
Intangible assets	102.9	123.1	(f	)	226.0
Other assets	24.4	18.2	(g	)	42.6

Total assets	$1,880.2	$201.8			$2,082.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
DIP facility	$61.4	(61.4)	(h	)	$—
Bank borrowings and other notes	13.8	(13.8)	(h	)	—
Current portion of long-term debt	41.5	(37.6)	(h	)	3.9
Accounts payable and accrued liabilities	285.3	26.4	(i	)	311.7

Total current liabilities	402.0	(86.4)			315.6
Long-term debt, net of current portion	58.9	(32.1)	(h	)	26.8
Capitalized synthetic leases	—	30.0	(j	)	30.0
New Term Loan	—	450.0	(j	)	450.0
New Senior Notes	—	250.0	(j	)	250.0
Pension and other long-term liabilities	332.8	95.0	(k	)	427.8
Series A Warrants and Series B Warrants	—	9.9	(j	)	9.9
Redeemable preferred stock of subsidiary	—	10.0	(j	)	10.0
Minority interest	17.5	—			17.5
Liabilities subject to compromise	2,154.0	(2,154.0)	(l	)	—
Commitments and contingencies
Stockholders’ equity (deficit):
New common stock	—	0.3	(j	)	0.3
Additional paid-in capital (new)	—	544.1	(j	)	544.1
Old common stock	0.3	(0.3)	(d	)	—
Additional paid in capital (old)	235.1	(235.1)	(d	)	—
Common stock in treasury at cost	(25.7)	25.7	(d	)	—
Accumulated deficit	(1,199.5)	1,199.5	(d	)	—
Accumulated other comprehensive loss	(95.2)	95.2	(d	)	—

Total stockholders’ equity (deficit)	(1,085.0)	1,629.4			544.4

Total liabilities and stockholders’ equity (deficit)	$1,880.2	$201.8			$2,082.0

Adjustments reflected in the pro forma reorganized condensed consolidated balance sheet are as follows:

a)	Represents adjustment to reflect a portion of the proceeds from the New Senior Notes and the New Credit Facility, net of a $13.0 million cash payment to former holders of the Company’s 11 7/8% senior notes due 2006 (the “Old Senior Notes”).

b)	Represents adjustment to reflect the increase in the fair value of inventory to include an estimate of manufacturing profit under fresh-start accounting.

c)	Represents adjustments of $101.0 million to reflect the estimated decrease of property, plant, equipment and tooling to fair value based on preliminary results of valuation procedures performed by the Company’s valuation specialist. This decrease is offset by capitalization of approximately $54.0 million of assets resulting from repayment or refinancing of certain synthetic leases. The actual adjustment under fresh-start accounting as updated by the Company’s valuation specialist as of the Effective Date could differ materially from this estimate.

d)	Represents elimination of pre-emergence goodwill, equity accounts and retained earnings under fresh-start accounting.

e)	Goodwill resulting from the excess of reorganization value over the fair value of estimated net assets is as follows:

Total compromise enterprise value	$1,250.0
Amounts allocable to fair values under fresh-start accounting:
Cash and cash equivalents	85.3
Accounts receivable	307.5
Inventory	182.3
Prepaid expenses and other current assets	28.2
Property, plant, equipment and tooling, net	929.9
Intangible assets	226.0
Other assets	42.6
Current liabilities excluding current portion of long-term debt	(311.7)
Pension and other long-term liabilities	(427.8)
Excess cash borrowings under New Term Loan	(25.0)
Capitalized synthetic leases	(30.0)
Debt of foreign subsidiaries	(20.0)
Minority interest	(17.5)

Reorganization value in excess of value of identifiable assets reported as new goodwill	$280.2

f)	Represents adjustment of $123.1 million to reflect the estimated fair value of identified intangible assets based on preliminary results of valuation procedures performed by the Company’s valuation specialist. The actual adjustment under fresh-start accounting as updated by the Company’s valuation specialist as of the Effective Date could differ materially from this estimate.

g)	Represents adjustment to other assets consisting of the following:

Estimated fees and expenses of the New Credit Facility	$13.9
Estimated fees, expenses and discount of the New Senior Notes	7.2
Reclassification of intangible pension asset (see note k)	(2.8)
Write off of DIP Facility deferred financing costs	(0.1)

Net adjustment to other assets	$18.2

h)	Represents repayment of the DIP Facility and repayment of certain outstanding debt of foreign subsidiaries on the Effective Date.

i)	Represents accrual or settlement of liabilities upon emergence under the Plan of Reorganization as follows:

Accrual of contingent professional fees	$8.5
Accrual of the estimated portion (assumed to be 50%) of the Restructuring Performance Bonus component of the CERP to be paid in cash	6.0
Deferral of cure payments for assumed contracts and other priority and administrative claims	11.9

Net adjustment to accounts payable and accrued liabilities	$26.4

     Following emergence, the Company expects to use cash on hand or proceeds of borrowings under the revolving credit facility included in the New Credit Facility to fund approximately $26.4 million of additional payments contemplated in the Plan of Reorganization, including payments related to the Restructuring Performance Bonus, payments of contingent professional fees, cure payments for assumed contracts and other priority and administrative claims.

j)	Represents new capitalization structure after giving effect to the Plan of Reorganization as follows:

Total compromise enterprise value	$1,250.0
Borrowings under the New Term Loan	(450.0)
Issuance of the New Senior Notes	(250.0)
Capitalized synthetic leases	(30.0)
Capital lease obligations	(10.7)
Estimated fair value of Series A Warrants and Series B Warrants	(9.9)
Estimated fair value of New Preferred Stock at the Effective Date	(10.0)
Debt of foreign subsidiaries	(20.0)
Excess cash proceeds borrowed upon Effective Date	75.0

Estimated equity value at the Effective Date	$544.4

Estimated equity value recorded as:
New Common Stock	0.3
New additional paid-in capital	$544.1

$544.4

k)	To reflect the additional liability of $97.8 million under fresh-start accounting for any pension and retiree medical plan costs, net of reclassification of an intangible pension asset of $2.8 million, as determined by the Company’s actuaries. This net additional liability had been deferred pre-emergence in accordance with Statement of Financial Accounting Standards (“SFAS”) Nos. 87 and 106. The actual adjustment under fresh-start accounting as updated by the Company’s actuaries as of the Effective Date could differ materially from this estimate.

l)	Represents the elimination of pre-petition liabilities discharged under the Plan of Reorganization.

(4) Inventories

     The major classes of inventory are as follows:

	April 30,	January 31,
	2003	2003

Raw materials	$50.6	$48.3
Work-in-process	33.2	36.5
Finished goods	57.2	56.2
Spare parts and supplies	36.1	35.6

Total	$177.1	$176.6

(5) Property, Plant and Equipment

     The major classes of property, plant and equipment are as follows:

	April 30,	January 31,
	2003	2003

Land	$31.2	$30.4
Buildings	259.7	256.0
Machinery and equipment	1,150.6	1,134.5

	1,441.5	1,420.9
Accumulated depreciation	(493.0)	(469.7)

Property, plant and equipment, net	$948.5	$951.2

(6) Goodwill and Other Intangible Assets

     Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment annually, rather than amortized into earnings. Any impairment to the amount of goodwill existing at the date of adoption is to be recognized as a cumulative effect of a change in accounting principle on that date.

     Upon adoption, the Company discontinued amortizing goodwill and indefinite-lived intangible assets into earnings. In connection with the transitional provisions of the Statement, the Company performed an assessment of whether there was an indication that goodwill was impaired as of the adoption date. To accomplish this, the Company determined the carrying value of each of its reporting units (i.e., one step below the segment level) by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting units on February 1, 2002. As of that date, the Company had unamortized goodwill and other indefinite-lived intangibles of approximately $758.7 million that were subject to the transition provisions of SFAS No. 142. The Company determined the fair value of each reporting unit and compared those fair values to the carrying values of each reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit (indicating that goodwill may be impaired), the Company performed the second step of the transitional impairment test. This test was required for five reporting units.

     In the second step, the Company compared the implied fair value of the reporting units goodwill with the carrying value of that goodwill, both of which were measured at the adoption date. The implied fair value of goodwill was determined by allocating the fair value of the reporting units to all of the assets (both recognized and unrecognized) and liabilities of the reporting units in a similar manner to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation was the implied fair value of the reporting units’ goodwill. The carrying amounts of these reporting units exceeded the fair values, and the Company recorded an impairment charge of $554.4 million as of February 1, 2002 as a cumulative effect of a change in accounting principle as described above.

     Upon adoption of SFAS No. 142, the Company also made necessary reclassifications to conform with the new classification criteria in SFAS No. 141. Workforce-in-place no longer meets the definition of an identifiable intangible asset under SFAS No. 141, and as a result, the net balance of workforce-in-place of $13.1 million has been reclassified to goodwill as of February 1, 2002.

     The changes in the net carrying amount of goodwill by segment during the first quarter of fiscal 2003 were as follows (millions of dollars):

	Automotive
	Wheels	Components	Other	Total

Balance as of January 31, 2003	$189.6	$—	$1.7	$191.3
Effects of currency translation	2.1	—	—	2.1

Balance as of April 30, 2003	$191.7	$—	$1.7	$193.4

     Intangible assets consist of the following (million of dollars):

	April 30, 2003			January 31, 2003

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Customer base	$27.2	$(4.3)	$22.9	$26.5	$(4.0)	$22.5
Licenses	13.4	(2.6)	10.8	13.4	(2.4)	11.0
Unpatented technology	33.6	(9.5)	24.1	33.5	(8.8)	24.7
Other	1.9	(1.1)	0.8	1.9	(1.0)	0.9

	$76.1	$(17.5)	$58.6	$75.3	$(16.2)	$59.1

Non amortized intangible assets:
Tradenames			$44.3			$43.5

     Under the Company’s historical accounting for these identified intangible assets, amortization expense would approximate $3 million to $5 million in each of the next five fiscal years. Based on the preliminary results of the valuation procedures performed by the Company’s valuation specialist, the Company expects that ongoing amortization after the adoption of fresh start accounting will be substantially higher.

(7) Asset Impairments and Other Restructuring Charges

     The Company recorded asset impairment losses and other restructuring charges of $4.1 million in the first quarter of fiscal 2003 and $7.2 million in the first quarter of fiscal 2002.

Impairment of Facilities

     During the first quarter of fiscal 2003, the Company recorded asset impairment losses of $0.6 million to write down the fair value of its Petersburg, Michigan facility and its Thailand greenfield site based on current real estate market conditions. These non-operating facilities are currently held for sale by the Company.

Impairment of Machinery, Equipment and Tooling

     During the first quarter of fiscal 2003, the Company recorded asset impairment losses of $3.2 million on certain machinery and equipment in its Automotive Wheels and Components segments due primarily to a change in management’s plan for the future use of idled machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

Facility Closures

     In connection with the closure of its Bowling Green, Kentucky facility which the Company announced during the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $0.3 million in the first quarter of fiscal 2003. This charge relates to additional plant closure costs subsequent to the shutdown date and is expected to be paid during fiscal 2003.

     In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company recorded an estimated restructuring charge of $6.7 million in the first quarter of fiscal 2002. This charge includes amounts related to lease termination costs and other closure costs including security and maintenance costs subsequent to the shut down date. The amount of the charge related to leases was $3.5 million and is classified as a liability subject to compromise as of April 30, 2003 and January 31, 2003. The other closure costs are expected to be paid during fiscal 2003.

     The following table describes the activity in the balance sheet accounts affected by severance and other restructuring charges during the three months ended April 30, 2003:

		Severance
	January 31,	and Other			April 30,
	2003	Restructuring		Cash	2003
	Accrual	Charges	Reclassification	Payments	Accrual

Facility exit costs	$12.6	$0.3	$(7.5)	$(1.1)	$4.3
Severance	4.0	—	—	(1.3)	2.7

	$16.6	$0.3	$(7.5)	$(2.4)	$7.0

     Of the facility exit costs accrued as of January 31, 2003, $7.5 million relates to lease termination costs which have been reclassified to liabilities subject to compromise as of April 30, 2003 based on the discharge of these leases under the Plan of Reorganization.

(8) Loss Per Share

     Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants, so long as they are not anti-dilutive.

     Shares outstanding for the three months ended April 30, 2003 and 2002, were as follows (thousands of shares):

	Three Months
	Ended

	2003	2002

Weighted average shares outstanding	28,456	28,456
Dilutive effect of options and warrants	—	—

Diluted shares outstanding	28,456	28,456

     For the three months ending April 30, 2003 and 2002, respectively, all options and warrants were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss reflected for such periods.

(9) Comprehensive Income (Loss)

     The components of comprehensive income (loss) for the three months ended April 30, 2003 and 2002 are as follows:

	2003	2002

Net loss	$(22.6)	$(587.4)
Cumulative translation adjustments	12.0	(7.8)

Total comprehensive loss	$(10.6)	$(595.2)

(10) Liabilities Subject to Compromise

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company’s records (see Note (1)). Under a confirmed plan of reorganization, all pre-petition claims may be paid and discharged at amounts substantially less than their allowed amounts.

Recorded Liabilities

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings consisted of the following (millions of dollars):

	April 30,	January 31,
	2003	2003

Accounts payable and accrued liabilities, principally trade	$159.7	$152.1
Prepetition Credit Agreement:
Term loans	176.8	176.8
Revolving facility	573.8	573.8
Accrued interest	41.9	29.3
Old Senior Notes and Old Senior Subordinated Notes:
Face value	1,152.8	1,152.8
Accrued interest	49.0	49.0

Total	$2,154.0	$2,133.8

     The Bankruptcy Code generally disallows the payment of interest that would otherwise accrue postpetition with respect to unsecured or undersecured claims. The Company has continued to record interest expense accruing postpetition with respect to the Company’s Third Amended and Restated Credit Agreement, dated as of February 3, 1999 (the “Prepetition Credit Agreement”) because a significant portion of such accrued interest will be an allowed claim as part of the Plan of Reorganization. The amount of such interest recorded as of April 30, 2003 and January 31, 2003 was $41.9 million and $29.3 million, respectively, and has been classified as a liability subject to compromise in the accompanying consolidated balance sheets.

     The DIP Facility provided for the postpetition cash payment at certain intervals of interest and fees accruing postpetition under the Company’s Prepetition Credit Agreement if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries. On May 1, 2003, a payment of $1.2 million was made for a portion of accrued interest and fees with respect to this provision.

     The Company has not continued to record interest expense accruing postpetition with respect to the Old Senior Notes and the Company’s 11% Senior Subordinated Notes due 2006, 9 1/8% Senior Subordinated Notes due 2007, and 8 1/4% Senior Subordinated Notes due 2008 (the “Old Senior Subordinated Notes”) because such interest will not be an allowed claim as part of the Plan of Reorganization. The amount of such interest accruing postpetition that has not been recorded as of April 30, 2003 and January 31, 2003 was $164.9 million and $136.3 million, respectively. The recorded amount of prepetition accrued interest was $49.0 million, which has been classified as a liability subject to compromise in the accompanying consolidated balance sheets as of April 30, 2003 and January 31, 2003.

Contingent Liabilities

     Contingent liabilities of the Debtors as of the Chapter 11 Filing date are also subject to compromise. The Company is a party to litigation matters and claims that are normal in the course of its operations. Generally, litigation related to “claims,” as defined by the Bankruptcy Code, is stayed. Also, as a normal part of their operations, the Company’s subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. The outcome of the bankruptcy process on these matters cannot be predicted with certainty.

(11) Segment Reporting

     The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Other category includes Commercial Highway products, the corporate office and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

     The following table represents revenues and other financial information by business segment for the three months ended April 30:

	Revenue		Net Income (Loss)		Total Assets

	2003	2002	2003	2002	2003	2002

Automotive Wheels	$303.0	$287.1	$0.5	$(140.2)	$1,088.5	$1,055.1
Components	184.1	176.5	(5.9)	(346.0)	544.1	529.7
Other	28.2	23.1	(17.2)	(101.2)	247.6	233.9

Total	$515.3	$486.7	$(22.6)	$(587.4)	$1,880.2	$1,818.7

     The net income (loss) amounts for the three months ended April 30, 2003 presented in the above table include reorganization items of $0.2 million gain and $13.3 million net expenses in Components and Other, respectively. The net loss amounts for the three months ended April 30, 2002 include impairment charges related to goodwill of $127.1 million, $342.8 million and $84.5 million for

Automotive Wheels, Components and Other, respectively. Such charges have been recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations.

(12) Condensed Consolidating Financial Statements

     The following condensed consolidating financial statements present in one format the financial information required for entities that have filed for reorganization relief under Chapter 11 of the Bankruptcy Code pursuant to SOP 90-7, and the financial information required with respect to those entities which guarantee certain of the Company’s debt.

     The condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of the subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Financial Statements for Entities in Reorganization Under Chapter 11

     As further discussed in Note (1), Hayes Lemmerz International, Inc. (the “Parent”), 30 of its wholly-owned domestic subsidiaries, and one wholly-owned Mexican subsidiary (the “Nonguarantor Debtor”) filed voluntary petitions for reorganization relief under Chapter 11. In accordance with SOP 90-7, condensed consolidating financial information is presented below for the three months ended April 30, 2003 and 2002, and as of April 30, 2003 and January 31, 2003.

Guarantor and Nonguarantor Financial Statements

     As further discussed in Note (1), in connection with the Plan of Reorganization, HLI issued $250.0 million aggregate principal amount of 10 1/2% Senior Notes due 2010 (the “New Senior Notes”) on the Effective Date. The New Senior Notes are guaranteed by New Hayes and substantially all of New Hayes’ domestic subsidiaries (other than HLI as the issuer of the New Senior Notes) (collectively, the “Guarantor Subsidiaries”). None of New Hayes’ foreign subsidiaries have guaranteed the New Senior Notes, nor have two of New Hayes’ domestic subsidiaries owned by foreign subsidiaries of New Hayes (collectively, “Nonguarantor Subsidiaries”). Following emergence, all the operations, assets and liabilities of Parent and the New Guarantor Subsidiaries reflected in the table below are owned and operated by HLI and the New Guarantor Subsidiaries. On the Effective Date, the Old Senior Notes and Old Senior Subordinated Notes were discharged, and therefore only the guarantor and nonguarantor financial statements under the New Senior Notes are presented below.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended April 30, 2003
(Millions of dollars)

	Debtors			Non-Debtors

			Nonguarantor
		Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

Net sales	$61.0	$232.6	$9.5	$219.7	$(7.5)	$515.3
Cost of goods sold	61.3	216.6	10.1	183.1	(7.5)	463.6

Gross profit	(0.3)	16.0	(0.6)	36.6	—	51.7
Marketing, general and administration	2.6	12.5	—	12.3	—	27.4
Engineering and product development	2.9	1.6	—	1.8	—	6.3
Equity in (earnings) losses of subsidiaries and joint ventures	1.1	(7.9)	(0.1)	—	6.9	—
Asset impairments and other restructuring charges	0.2	3.4	—	0.5	—	4.1
Other expense (income), net	(0.3)	(0.1)	—	(0.1)	—	(0.5)
Reorganization items	13.3	(0.2)	—	—	—	13.1

Earnings (loss) from operations	(20.1)	6.7	(0.5)	22.1	(6.9)	1.3
Interest expense, net	2.8	8.8	—	5.4	—	17.0

Earnings (loss) before taxes on income and minority interest	(22.9)	(2.1)	(0.5)	16.7	(6.9)	(15.7)
Income tax provision	(0.3)	0.7	0.2	5.3	—	5.9

Earnings (loss) before minority interest	(22.6)	(2.8)	(0.7)	11.4	(6.9)	(21.6)
Minority interest	—	—	—	1.0	—	1.0

Net income (loss)	$(22.6)	$(2.8)	$(0.7)	$10.4	$(6.9)	$(22.6)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Three Months Ended April 30, 2002
(Millions of dollars)

	Debtors			Non-Debtors

			Nonguarantor
		Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

Net sales	$64.0	$252.0	$7.6	$170.7	$(7.6)	$486.7
Cost of goods sold	61.2	235.3	7.6	145.1	(7.6)	441.6

Gross profit	2.8	16.7	—	25.6	—	45.1
Marketing, general and administration	6.3	11.7	—	9.6	—	27.6
Engineering and product development	0.8	2.8	—	1.4	—	5.0
Equity in (earnings) losses of subsidiaries and joint ventures	553.5	(13.5)	(1.4)	(0.8)	(537.8)	—
Asset impairments and other restructuring charges	—	6.7	—	0.5	—	7.2
Other expense (income), net	—	—	—	(2.6)	—	(2.6)
Reorganization items	10.0	12.5	—	—	—	22.5

Earnings (loss) from operations	(567.8)	(3.5)	1.4	17.5	537.8	(14.6)
Interest expense, net	0.9	10.5	—	5.4	—	16.8

Earnings (loss) before taxes on income and minority interest	(568.7)	(14.0)	1.4	12.1	537.8	(31.4)
Income tax provision	(4.0)	0.5	0.1	4.3	—	0.9

Earnings (loss) before minority interest	(564.7)	(14.5)	1.3	7.8	537.8	(32.3)
Minority interest	—	—	—	0.7	—	0.7

Earnings (loss) before cumulative effect of change in accounting principle	(564.7)	(14.5)	1.3	7.1	537.8	(33.0)

Cumulative effect of change in accounting principle, net of tax	22.7	498.5	—	33.2	—	554.4

Net income (loss)	$(587.4)	$(513.0)	$1.3	$(26.1)	$537.8	$(587.4)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of April 30, 2003
(Millions of dollars)

	Debtors			Non-Debtors

			Nonguarantor
		Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$12.4	$0.2	$0.2	$57.0	$—	$69.8
Receivables	33.2	106.7	2.7	164.9	—	307.5
Inventories	27.5	62.7	0.2	86.7	—	177.1
Prepaid expenses and other	5.2	16.3	0.5	6.2	—	28.2

Total current assets	78.3	185.9	3.6	314.8	—	582.6
Net property, plant and equipment	109.6	384.1	7.8	447.0	—	948.5
Goodwill and other assets	388.6	181.4	—	280.6	(501.5)	349.1

Total assets	$576.5	$751.4	$11.4	$1,042.4	$(501.5)	$1,880.2

DIP Facility	$61.4	$—	$—	$—	$—	$61.4
Bank borrowings and other notes	—	—	—	13.8	—	13.8
Current portion of long-term debt	—	—	—	41.5	—	41.5
Accounts payable and accrued liabilities	62.3	60.8	2.3	172.3	(12.4)	285.3

Total current liabilities	123.7	60.8	2.3	227.6	(12.4)	402.0
Long-term debt, net of current portion	—	—	—	58.9	—	58.9
Pension and other long-term liabilities	103.7	41.5	—	187.6	—	332.8
Minority interest	—	—	—	17.5	—	17.5
Parent loans	(600.2)	404.6	(4.9)	211.2	(10.7)	—
Liabilities subject to compromise	2,034.3	118.3	1.4	—	—	2,154.0
Common stock	0.3	—	—	—	—	0.3
Additional paid-in capital	235.1	1,144.9	11.3	317.0	(1,473.2)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(1,199.5)	(959.7)	1.3	74.6	883.8	(1,199.5)
Accumulated other comprehensive loss	(95.2)	(59.0)	—	(52.0)	111.0	(95.2)

Total stockholders’ equity (deficit)	(1,085.0)	126.2	12.6	339.6	(478.4)	(1,085.0)

Total liabilities and stockholders equity (deficit)	$576.5	$751.4	$11.4	$1,042.4	$(501.5)	$1,880.2

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 31, 2003
(Millions of dollars)

	Debtors			Non-Debtors

			Nonguarantor
		Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$13.3	$—	$1.3	$51.5	$—	$66.1
Receivables	29.9	98.9	2.1	145.7	—	276.6
Inventories	26.1	72.2	0.1	78.2	—	176.6
Prepaid expenses and other	4.9	20.7	0.2	6.7	—	32.5

Total current assets	74.2	191.8	3.7	282.1	—	551.8
Net property, plant and equipment	111.5	393.2	7.4	439.1	—	951.2
Goodwill and other assets	378.5	172.4	—	269.3	(476.6)	343.6

Total assets	$564.2	$757.4	$11.1	$990.5	$(476.6)	$1,846.6

DIP Facility	$49.9	$—	$—	$—	$—	$49.9
Bank borrowings and other notes	—	2.0	—	13.8	—	15.8
Current portion of long-term debt	—	—	—	40.1	—	40.1
Accounts payable and accrued liabilities	58.9	59.1	1.4	170.6	(21.3)	268.7

Total current liabilities	108.8	61.1	1.4	224.5	(21.3)	374.5
Long-term debt, net of current portion	—	—	—	61.9	—	61.9
Pension and other long-term liabilities	106.2	51.7	—	176.5	—	334.4
Minority interest	—	—	—	16.4	—	16.4
Parent loans	(598.2)	411.3	(5.2)	192.1	—	—
Liabilities subject to compromise	2,021.8	110.5	1.5	—	—	2,133.8
Common stock	0.3	—	—	—	—	0.3
Additional paid-in capital	235.1	1,144.9	11.3	317.0	(1,473.2)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(1,176.9)	(951.9)	2.1	65.7	884.1	(1,176.9)
Accumulated other comprehensive loss	(107.2)	(70.2)	—	(63.6)	133.8	(107.2)

Total stockholders’ equity (deficit)	(1,074.4)	122.8	13.4	319.1	(455.3)	(1,074.4)

Total liabilities and stockholder’s equity (deficit)	$564.2	$757.4	$11.1	$990.5	$(476.6)	$1,846.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended April 30, 2003
(Millions of dollars)

	Debtors			Non-Debtors

			Nonguarantor
		Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$(8.8)	$9.5	$(1.4)	$17.9	$—	$17.2
Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(1.8)	(9.0)	(0.4)	(8.8)	—	(20.0)
Proceeds from sale of assets and non-core businesses	—	0.5	—	0.2	—	0.7
Other, net	0.1	(2.2)	—	2.0	—	(0.1)

Cash provided by (used for) investing activities	(1.7)	(10.7)	(0.4)	(6.6)	—	(19.4)
Cash flows from financing activities:
Increase in bank borrowings, revolving facility, DIP facility and other notes	11.5	(0.8)	—	(6.8)	—	3.9

Cash provided by (used for) financing activities	11.5	(0.8)	—	(6.8)	—	3.9
Increase (decrease) in parent loans and advances	(1.9)	2.2	0.7	(1.0)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	2.0	—	2.0

Net increase (decrease) in cash and cash equivalents	(0.9)	0.2	(1.1)	5.5	—	3.7
Cash and cash equivalents at beginning of period	13.3	—	1.3	51.5	—	66.1

Cash and cash equivalents at end of period	$12.4	$0.2	$0.2	$57.0	$—	$69.8

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended April 30, 2002
(Millions of dollars)

	Debtors			Non-Debtors

			Nonguarantor
		Guarantor	Debtor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiary	Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$18.2	$17.3	$(3.1)	$17.6	$—	$50.0
Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(4.9)	(8.4)	—	(9.1)	—	(22.4)
Proceeds from sale of assets and non-core businesses	—	0.1	—	6.6	—	6.7
Other, net	(0.2)	(5.6)	0.2	(5.7)	—	(11.3)

Cash provided by (used for) investing activities	(5.1)	(13.9)	0.2	(8.2)	—	(27.0)
Cash flows from financing activities:
Increase in bank borrowings, revolving facility, DIP facility and other notes	(0.3)	—	—	(3.4)	—	(3.7)

Cash provided by (used for) financing activities	(0.3)	—	—	(3.4)	—	(3.7)
Increase (decrease) in parent loans and advances	(2.2)	(3.6)	3.2	2.6	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	(0.5)	—	(0.5)

Net increase (decrease) in cash and cash equivalents	10.6	(0.2)	0.3	8.1	—	18.8
Cash and cash equivalents at beginning of period	11.3	0.4	0.4	33.1	—	45.2

Cash and cash equivalents at end of period	$21.9	$0.2	$0.7	$41.2	$—	$64.0

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Business, Chapter 11 Filings and Emergence from Chapter 11

     This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission on April 2, 2003, and the other information included herein.

Description of Business

     Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries and references to fiscal year means the Company’s year commencing on February 1 of that year and ending on January 31 of the following year (e.g., “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004, “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003).

     The Company is a leading supplier of wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. In addition, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components and aluminum non-structural components for the automotive, commercial highway, heating and general equipment industries.

Chapter 11 Filings

     On December 5, 2001, Hayes Lemmerz International, Inc., 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the “Debtors”) filed voluntary petitions for reorganization relief (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Filings are being jointly administered, for procedural purposes only, before the Bankruptcy Court under Case No. 01-11490-MFW.

     On December 16, 2002, the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court. On April 9, 2003, the Debtors filed a modified first amended joint plan of reorganization (the “Plan of Reorganization”) which received the requisite support from creditors authorized to vote thereon.

     The Debtors’ Plan of Reorganization provides that the existing common stock of the Company be cancelled and that certain creditors of the Company receive distributions of cash, new common stock in the reorganized Company and other property in respect of certain classes of claims.

     On January 31, 2002, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown on the Company’s books and records, subject to the assumptions contained in certain notes filed in connection therewith. The Debtors subsequently amended the schedules and statements on March 21, 2002 and July 12, 2002. All of the schedules are subject to further amendment or modification. On March 26, 2002, the Bankruptcy Court established June 3, 2002 as the deadline for filing proofs of claim with the Bankruptcy Court. The Debtors mailed notice of the proof of claim deadline to all known creditors. Differences between amounts scheduled by the Debtors and claims by creditors currently are being investigated and resolved in connection with the Debtors’ claims resolution process. Although that process has commenced and is ongoing, in light of the number of creditors of the Debtors and certain claims objection blackout periods, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and the ultimate distribution with respect to allowed claims is not presently ascertainable. On the Effective Date of the Plan of Reorganization, and at certain times thereafter, the Debtors distributed, and will distribute, cash, securities and other property in respect of certain classes of claims as provided in the Plan of Reorganization.

     In addition to the Plan of Reorganization, the Company filed a disclosure statement with respect thereto in order to provide information sufficient to enable holders of claims or interests to make an informed judgment about the Plan of Reorganization. The disclosure statement set forth, among other things, a summary of the proposed Plan of Reorganization, proposed distributions that would be made to the Company’s stakeholders under the proposed Plan of Reorganization, certain effects of confirmation of the plan, and various risk factors associated with the Plan of Reorganization and confirmation thereof. It also contains information regarding, among other matters, significant events that occurred during the Company’s Chapter 11 proceedings, the anticipated organization, operation and financing of the reorganized Company, as well as the confirmation process and the voting procedures holders of claims and/or interests must follow for their votes to be counted.

     Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”), the accounting for the effects of the reorganization will occur once a plan of reorganization is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of the plan. The “fresh start” accounting principles pursuant to SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the equity of the reorganized Company as of a date selected for financial reporting purposes. The Company will adopt fresh start accounting as of May 31, 2003. The accompanying consolidated financial statements do not reflect: (a) the requirements of SOP 90-7 for fresh start accounting, (b) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (c) aggregate pre-petition liability amounts that may be allowed for unrecorded claims or contingencies, or their status or priority; (d) the effect of any changes to the Debtors’ capital structure or in the Debtors’ business operations as the result of an approved plan of reorganization; or (e) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of future actions by the Bankruptcy Court.

     On May 30, 2002, the Bankruptcy Court entered an order approving, among other things, the critical employee retention plan (the “CERP”) filed with the Bankruptcy Court in February 2002 which was designed to compensate certain critical employees in order to assure their retention and availability during the Company’s restructuring. The plan has two components which will (i) reward critical employees who remain with the Company (and certain affiliates of the Company who are not directly involved in the restructuring) during and through the completion of the restructuring (the “Retention Bonus”) and (ii) provide additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeds an established baseline (the “Restructuring Performance Bonus”).

     The maximum possible aggregate amount of Retention Bonus is approximately $8.5 million and is payable in cash upon the consummation of the restructuring. Pursuant to plan provisions, thirty-five percent, or approximately $3.0 million, of such Retention Bonus was paid on October 1, 2002. The Restructuring Performance Bonus will be payable as soon as reasonably practicable after the consummation of the restructuring. Up to 50% of the amount by which a Restructuring Performance Bonus exceeds a participant’s Retention Bonus may be paid in restricted shares or units of any common stock of the Company that is issued as part of the confirmed Plan of Reorganization in connection with the restructuring, if the Company’s Board of Directors elects, within the time period specified in the plan.

     As of April 30, 2003, there were $61.4 million of outstanding borrowings and $5.0 million in letters of credit issued under the Company’s Debtor-In-Possession revolving credit facility (the “DIP Facility”).

     Reorganization items for the three months ended April 30, 2003 and 2002, respectively, as reported in the consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. During the three months ended April 30, 2003 and 2002, respectively, reorganization items were as follows (millions of dollars):

	2003	2002

Critical employee retention plan provision	$1.3	$2.5
Estimated accrued liability for rejected prepetition leases and contracts	—	12.5
Professional fees related to the Filing	11.5	7.6
Other	0.3	(0.1)

Total	$13.1	$22.5

     Cash payments with respect to such reorganization items consisted primarily of professional fees and were approximately $8.0 million during the first quarter of fiscal 2003 and $1.4 million during the first quarter of fiscal 2002.

Emergence from Chapter 11

     On June 3, 2003 (the “Effective Date”), Hayes Lemmerz International, Inc. and each of the 27 Debtors proposing the Plan of Reorganization emerged from Chapter 11 proceedings pursuant to the Plan of Reorganization, which was confirmed by an order of the Bankruptcy Court on May 12, 2003, which order has become final and non-appealable. The following five Debtors were not proponents of the Plan of Reorganization and are not subject to the terms thereof: HLI Netherlands Holdings, Inc., CMI — Quaker Alloy, Inc., Hayes Lemmerz Funding Company, LLC, Hayes Lemmerz Funding Corporation, and Hayes Lemmerz International Import, Inc. (collectively, the “Non-reorganizing Debtors”). On June 3, 2003, the Bankruptcy Court entered an order dismissing the Chapter 11 Filings of the Non-reorganizing Debtors.

     Pursuant to the Plan of Reorganization, the Company caused the formation of (i) a new holding company, HLI Holding Company, Inc., a Delaware corporation (“HoldCo”), (ii) HLI Parent Company, Inc., a Delaware corporation and a wholly owned subsidiary of HoldCo (“ParentCo”), and (iii) HLI Operating Company, Inc, a Delaware corporation and a wholly owned subsidiary of ParentCo (“HLI”). On the Effective Date, (i) HoldCo was renamed Hayes Lemmerz International, Inc. (“New Hayes”), (ii) New Hayes contributed to ParentCo 30,0000,000 shares of its common stock, par value $.01 per share (the “New Common Stock”), 957,447 series A warrants and 957,447 series B warrants to acquire New Common Stock of New Hayes (the “Series A Warrants” and “Series B Warrants”, respectively), (iii) ParentCo in turn contributed such shares of New Common Stock and Series A Warrants and Series B Warrants to HLI and (iv) pursuant to an Agreement and Plan of Merger, dated as of June 3, 2003 (the “Merger Agreement”), between the Company and HLI, the Company was merged with and into HLI (the “Merger”), with HLI continuing as the surviving corporation.

     Pursuant to the Plan of Reorganization and as a result of the Merger, all of the issued and outstanding shares of common stock, par value $.01 per share, of the Company (the “Old Common Stock”), and any other outstanding equity securities of the Company, including all options and warrants, were cancelled. Promptly following the Merger, HLI distributed to certain holders of allowed claims, under the terms of the Plan of Reorganization, an amount in cash, the New Common Stock, the Series A Warrants, the Series B Warrants and the Preferred Stock (as defined below). Prior to the Merger, the Old Common Stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In reliance on Rule 12g-3(a) of the Exchange Act, by virtue of the status of New Hayes as a successor issuer to the Company, the New Common Stock is deemed registered under Section 12(g) of the Exchange Act. The Company filed a Form 15 with the SEC to terminate the registration of the Old Common Stock under the Exchange Act.

     Pursuant to the terms of the Plan of Reorganization, HLI issued 100,000 shares of Series A Exchangeable Preferred Stock, par value $1.00, of HLI (the “Preferred Stock”) to the holders of certain allowed claims. In accordance with the terms of the Preferred Stock, the shares of Preferred Stock are, at the holder’s option, exchangeable into a number of fully paid and nonassessable shares of New Common Stock equal to (i) the aggregate liquidation preference of the shares of Preferred Stock so exchanged ($100 per share plus all accrued and unpaid dividends thereon (whether or not declared) to the exchange date) divided by (ii) 125% of the “Emergence Share Price.” As determined pursuant to the terms of the Plan of Reorganization, the Emergence Share Price is $18.50.

     In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility (the “New Credit Facility”), with Citigroup Global Markets, Inc. and Lehman Brothers, Inc., as the exclusive joint book-running lead managers and joint lead arrangers, Citicorp North America, Inc., as a lender and the administrative agent, Lehman Commercial Paper Inc., as a lender and the syndication agent, and a group of other lenders. The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility. In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 101/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to the lenders under the Prepetition Credit Agreement, to pay related transaction costs and to refinance certain debt.

     Following emergence from Chapter 11, the Company expects to pay the Restructuring Performance Bonus under the CERP in an aggregate amount equal to $12.1 million, based on the Company’s compromise total enterprise value of $1,250.0 million, as confirmed by the Bankruptcy Court. The aggregate amount of the Restructuring Performance Bonus has not been accrued as of April 30, 2003. See Note (3) to the consolidated financial statements herein.

     In addition, upon emergence from Chapter 11, the Company implemented fresh start accounting principles pursuant to SOP 90-7. See Note (3) to the consolidated financial statements herein for a presentation of such implementation.

Results of Operations

     Sales of the Company’s wheels, wheel-end attachments, aluminum structural components and brake components produced in North America are directly affected by the overall level of passenger car, light truck and commercial highway vehicle production of North American OEMs, while sales of its wheels and automotive castings in Europe are directly affected by the overall vehicle production in Europe. The North American and European automotive industries are sensitive to the overall strength of their respective economies.

     The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car and light vehicle markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture wheel and brake products for commercial highway and aftermarket customers in North America. The Other segment also includes financial results related to the Company’s tire and wheel operations in Europe, the corporate office and elimination of certain intercompany activities.

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

Net Sales

	2003	2002	% Change

		(millions)
Automotive Wheels	$303.0	$287.1	5.5%
Components	184.1	176.5	4.3%
Other	28.2	23.1	22.1%

Total	$515.3	$486.7	5.9%

     The Company’s net sales for the first quarter of fiscal 2003 were $515.3 million, approximately a 5.9% increase as compared to net sales of $486.7 million during the same period in fiscal 2002. After adjusting for the net impact of favorable foreign exchange rate fluctuations relative to the U.S. dollar, net sales for the first quarter of fiscal 2003 decreased $0.8 million relative to the first quarter of fiscal 2002.

     Net sales from the Company’s Automotive Wheels segment increased $15.9 million to $303.0 million in the first quarter of fiscal 2003 from $287.1 million compared to the same period in fiscal 2002. Net sales from the Company’s foreign wheel operations increased by approximately $43 million. The net impact of favorable foreign exchange rate fluctuations increased sales by approximately $24 million. The remaining net sales increase in our foreign wheel operations was primarily driven by favorable product mix and higher demand from customers located in Japan, Thailand, South Africa and Brazil, as well as increased truck production in Europe, Brazil and India. Net sales from the Company’s North American wheel operations decreased by approximately $27 million from the first quarter of fiscal 2002 to the first quarter of fiscal 2003. This decrease was primarily due to lower OEM production requirements, particularly on Chrysler sport utility vehicles and General Motors trucks, as well to lower aluminum pass through pricing and increased price concessions to customers.

     Net sales from Components increased $7.6 million to $184.1 million in the first quarter of fiscal 2003 from $176.5 million in the first quarter of fiscal 2002. The increase is primarily due to new program launches at the Company’s Montague, Michigan facility that increased sales by approximately $16 million. The impact of the closure of the Company’s Petersburg, Michigan facility and the sale of the Company’s Maulbronn, Germany foundry during the second quarter of fiscal 2002 reduced net sales by approximately $9 million during the first quarter of fiscal 2003 compared to the same period in fiscal 2002. Components net sales increased by approximately $5 million due to favorable foreign exchange rate fluctuations at the Company’s foreign Components business. This was partially offset by the impact of lower OEM production requirements and increased price concessions at the Company’s North American Components operations.

     Other net sales increased $5.1 million to $28.2 million in the first quarter of fiscal 2003 from $23.1 million in the first quarter of fiscal 2002. Net sales from the Company’s commercial highway and aftermarket operations increased approximately $3 million, primarily due to increased volumes. The remaining increase in Other net sales is related to lower inter-segment sales eliminations in the first quarter of fiscal 2003 compared to the same period in fiscal 2002.

Gross Profit

     The Company’s gross profit margin for the first quarter of fiscal 2003 increased by $6.6 million, to $51.7 million, from $45.1 million in the first quarter of fiscal 2002. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s gross profit increased $1.7 million from the first quarter of fiscal 2002.

     Gross profit from the Company’s Automotive Wheels operations increased $8.0 million from the first quarter of fiscal 2002 to the first quarter of fiscal 2003. This increase is due primarily to improved global operating performance in the Automotive Wheels segment and higher sales volumes in the foreign wheel operations. This increase was partially offset by lower OEM demand in North America and lower overall pricing in the first quarter of fiscal 2003 as compared to the same period in the prior year. The net impact of fluctuations in foreign exchange rates relative to the U.S. Dollar increased gross profit in the Company’s Automotive Wheel operations by approximately $5 million.

     Gross profit at the Company’s Components segment increased by $2.4 million in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. Improved operating performance at the Company’s Montague, MI facility during the first quarter of 2003 increased gross profit because of the abnormally high start-up costs related to new program launches at this facility during the first quarter of fiscal 2002. This increase was partially offset by lower pricing, higher depreciation expense related to new program launches and higher natural gas prices The majority of the remaining difference in gross profit in the Components segment is due to the net favorable impact of foreign exchange rate fluctuations relative to the US dollar at the Company’s foreign components business.

     Other gross profit decreased $3.8 million in the first quarter of fiscal 2003 compared to the same period in fiscal 2002 due primarily to higher North American retiree medical and pension costs which increased by approximately $3 million. The Company’s commercial highway and aftermarket operations recorded approximately $1 million lower gross profit in the first quarter of fiscal 2003 due primarily to an unfavorable product mix.

Marketing, General and Administrative

     The Company’s marketing, general and administrative expenses remained relatively unchanged in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. Foreign exchange rate fluctuations, as well as increased employee costs across all of the Company’s segments, increased marketing, general and administrative expenses by approximately $2 million. This was offset by a decrease in Other marketing, general and administrative expenses primarily related to lower consulting fees in fiscal 2003.

Engineering and Product Development

     Engineering expenses increased $1.3 million in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. The Automotive Wheels segment recorded an increase in engineering expenses in the first quarter of fiscal 2003 primarily related to higher spending for the Company’s “six sigma” and lean manufacturing initiatives in the Company’s North American wheel operations. The remainder of the increase in engineering and product development is primarily due to the impact of foreign exchange rate fluctuations relative to the U.S. dollar in the Company’s international wheel operations.

Asset Impairments and Other Restructuring Charges

     The Company recorded asset impairment loses and other restructuring charges of $4.1 million in the first quarter of fiscal 2003 and $7.2 million in the first quarter of fiscal 2002.

     Impairment of Facilities

     During the first quarter of fiscal 2003, the Company recorded asset impairment losses of $0.6 million to write down the fair value of its Petersburg, Michigan facility and its Thailand greenfield site based on current real estate market conditions. These non-operating facilities are currently held for sale by the Company.

     Impairment of Machinery, Equipment and Tooling

     During the first quarter of fiscal 2003, the Company recorded asset impairment losses of $3.2 million on certain machinery and equipment in its Automotive Wheels and Components segments due to a change in management’s plan for the future use of idled machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value if any, of such machinery, equipment and tooling.

     Facility Closures

     In connection with the closure of its Bowling Green, Kentucky facility which the Company announced during the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $0.3 million in the first quarter of fiscal 2003. This charge relates to additional plant closure costs subsequent to the shutdown date and is expected to be paid during fiscal 2003.

     In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company recorded an estimated restructuring charge of $6.7 million in the first quarter of fiscal 2002. This charge includes amounts related to lease termination costs and other closure costs including security and maintenance costs subsequent to the shut down date. The amount of the charge related to leases was $3.5 million and is classified as a liability subject to compromise as of April 30, 2003 and January 31, 2003. The other closure costs are expected to be paid during fiscal 2003.

     The following table describes the activity in the balance sheet accounts affected by severance and other restructuring charges during the three months ended April 30, 2003:

		Severance
	January 31,	and Other			April 30,
	2003	Restructuring		Cash	2003
	Accrual	Charges	Reclassification	Payments	Accrual

Facility exit costs	$12.6	$0.3	$(7.5)	$(1.1)	$4.3
Severance	4.0	—	—	(1.3)	2.7

	$16.6	$0.3	$(7.5)	$(2.4)	$7.0

     Of the facility exit costs accrued as of January 31, 2003, $7.5 million relates to lease termination costs which have been reclassified to liabilities subject to compromise as of April 30, 2003 based on the discharge of these leases under the Plan of Reorganization.

Other Income, net

     Other income, net for the three months ended April 30, 2003 of $0.5 million consists primarily of gains on sales of various assets, export sales incentives, royalty, licensing and technical assistance fees, net of amortization of intangible assets.

     Other income, net for the three months ended April 30, 2002 of $2.6 million includes a gain on the sale of the Company’s Brazilian agricultural business of approximately $0.9 million. The Company received $5.2 million in cash in connection with this sale. Gains on the sale of equipment at various other locations accounted for most of the remainder of the balance in this account.

Interest Expense, net

     Interest expense was $17.0 million for the first quarter 2003 compared to $16.8 million for the first quarter 2002.

Income Taxes

     The income tax provision for the quarter is primarily the result of tax expense in foreign jurisdictions and various states. The Company has recorded a valuation allowance against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no United States federal income tax benefit recorded against current losses.

Liquidity and Capital Resources

Chapter 11 Filings

     As discussed above, the Debtors filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. On June 3, 2003, Hayes Lemmerz International, Inc. and each of the 27 Debtors proposing the Plan of Reorganization emerged from Chapter 11 proceedings pursuant to the Plan of Reorganization. Also on June 3, 2003, the Bankruptcy Court entered an order dismissing the Chapter 11 Filings of the remaining five Debtors that were not proponents of the Plan of Reorganization and are not subject to the terms thereof. The matters described under this caption “Liquidity and Capital Resources,” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Filings.

Cash Flows

     The Company’s operations provided $17.2 million in cash in the first quarter of fiscal 2003 compared to $50.0 million in the first quarter of fiscal 2002. This decrease resulted primarily from the effect of a customer overpayment reflected in the first quarter of fiscal 2002, higher Chapter 11-related payments in the first quarter of fiscal 2003, the payment of annual incentive compensation in the first quarter of fiscal 2003 and higher working capital requirements in fiscal 2003 created, in part, by changes in average customer payment terms.

     The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure, restructuring and reorganization requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) cash on hand, and (iv) borrowings under the $100 million revolving credit facility under the New Credit Facility as discussed above. While the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future capital market conditions.

     Capital expenditures for the first quarter of fiscal 2003 were $20.0 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates capital expenditures for fiscal 2003 will be approximately $140.0 million relating primarily to maintenance and cost reduction programs and to meet demand for new vehicle platforms.

Other Liquidity Matters

     As of April 30, 2003, there were $61.4 million of outstanding borrowings and $5.0 million in letters of credit issued under the DIP Facility.

     As more fully discussed above, on June 3, 2003, in connection with the Company’s emergence from Chapter 11, the Company entered into a $550.0 million senior secured credit facility (the “New Credit Facility”), consisting of a $450.0 million term loan and a $100.0 million revolving credit facility. The Company also issued an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization.

     In addition, upon the Company’s emergence from bankruptcy, all of the Company’s existing securities, including the Old Common Stock, Old Senior Notes and Old Subordinated Notes, were cancelled. All amounts outstanding under the Prepetition Credit Agreement were satisfied in exchange for: (i) a cash payment of $478.5 million; (ii) 15,930,000 shares of New Common Stock; and (iii) 53,100 shares of Preferred Stock. All amounts outstanding under the Old Senior Notes were satisfied in exchange for: (i) a cash payment of approximately $13.0 million; (ii) 13,470,000 shares of New Common Stock; (iii) 44,900 shares of Preferred Stock; and (iv) a portion of the distributions from the trust established under the Plan of Reorganization for the benefit of the prepetition creditors (the “Creditors’ Trust”). All amounts outstanding under the Old Subordinated Notes were satisfied in exchange for a distribution of Series A Warrants. In addition, holders of unsecured claims will receive an aggregate amount of 600,000 shares of New Common Stock, 2,000 shares of Preferred Stock, the Series B Warrants and a portion of the distributions under the Creditors’ Trust.

     In addition, upon emergence from Chapter 11, the Company: (i) repaid the DIP Facility in full; (ii) repaid $23.6 million of certain of the operating leases discussed below; and (iii) paid certain other costs and expenses pursuant to the Plan of Reorganization. Of the proceeds from the Company's exit financing as discussed above, $71.5 million has been escrowed for the purpose of settling certain of the Company's foreign debt obligations. Since the Effective Date, the Company has repaid approximately $48.6 million of certain of its foreign debt obligations, of which approximately $36.1 million was from the escrowed amount and approximately $12.5 million was from excess cash balances of certain foreign subsidiaries. Prior to August 1, 2003, the Company expects to repay approximately $51.5 million of additional foreign debt obligations from the remaining escrowed proceeds and from excess cash balances.

     Certain of the operating leases covering leased assets with an original cost of approximately $68.0 million, contain provisions which, if certain events occur or conditions are met, including termination of the lease, might require the Company to purchase or re-sell the leased assets within a specified period of time, generally one year, based on amounts specified in the lease agreements. On July 18, 2001, the Company received notification of termination from a lessor with respect to leased assets having approximately $25.0 million of original cost (which termination was not to be effective for one year). The Company has not agreed with the lessor that a termination has occurred at the time of the notice and has continued to use the leased assets. In connection with the Company’s emergence from bankruptcy, the Company has purchased these assets for $23.6 million.

Critical Accounting Policies

Asset impairment losses and other restructuring charges

     The Company’s consolidated statements of operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its long lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as an asset impairment or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the consolidated statements of operations.

     As discussed above and in the notes to the Company’s consolidated financial statements included herein, a number of decisions have occurred or other factors have indicated that these types of charges are required to be currently recognized. There can be no assurance that there will not be additional charges based on future events and that the additional charges would not have a materially adverse impact on the Company’s financial position and results of operations.

Valuation allowances on deferred income tax assets

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations. As a result of management’s assessment, a valuation allowance was recorded. The Company determined that it could not conclude that it was more likely than not that the benefits of certain deferred income tax assets would be realized. The valuation allowance recorded by the Company reduces to zero the net carrying value of all United States and certain foreign net deferred tax assets.

Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements included herein in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     Generally, assets and liabilities which are subject to management’s estimation and judgment include long-lived assets, due to the use of estimated economic lives for depreciation purposes and future expected cash flow information used to evaluate the recoverability of the long-lived assets, inventory, accounts receivable, deferred tax asset valuation reserves, pension and post retirement costs, restructuring reserves, self insurance accruals and environmental remediation accruals.

New Accounting Pronouncements

     In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain classes of free-standing financial instruments that embody obligations for entities be classified as liabilities. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of the adoption of SFAS No. 150 is included in the pro forma reorganized condensed consolidated balance sheet as of April 30, 2003. Refer to Note (3) which estimates the fair value of the liabilities related to the Company’s freestanding financial instruments issued as part of the new capitalization structure upon emergence from bankruptcy. The fair value of the “Series A and Series B Warrants,” and of the “Redeemable Preferred Stock of Subsidiary” is expected to be approximately $9.9 million and $10.0 million, respectively.

     In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS No. 149 are required to be applied prospectively. The Company does not believe the adoption of SFAS No. 149 will have a material impact on its financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns, if they occur. The effective date for this Interpretation will be July 1, 2003. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

     In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The effective date of this Issue for the Company will be July 1, 2003. The Company does not expect the adoption of this Statement to have a material effect on the financial statements of the Company.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs associated with a restructuring or plant closing, or other exit or disposal activity. Previous guidance for such costs was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 replaces EITF 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Liabilities recorded under EITF 94-3 prior to adoption of SFAS No. 146 are grandfathered, and thus, adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on February 1, 2003, and adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value of the liability can be made. Such associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. SFAS also contains additional disclosure requirements regarding descriptions of the asset retirement obligations and reconciliation of changes therein. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 effective February 1, 2003, and adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     For the period ended April 30, 2003, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003.

Item 4. Controls and Procedures

     On February 19, 2002, the Company issued restated consolidated financial statements included in its filings with the Securities and Exchange Commission (the “SEC”) as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods (the “10-K/A”), and for the fiscal quarter ended April 30, 2001 (the “10-Q/A”). The restatement was the result of failure by the Company to properly apply certain accounting standards generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year 2001 filed with the SEC on May 1, 2002, the Company has been advised that the SEC is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of such an investigation.

     Following the commencement of an internal review of its accounting records and procedures and the investigation initiated by the Company’s Audit Committee of the Board of Directors in connection with the restatement process (the “Audit Committee Investigation”), the Company initiated a significant restructuring which included, among other things, (i) a new management team under the leadership of a new chief executive officer and the hiring of a new chief financial officer (initially an interim chief financial officer), (ii) a number of key operating initiatives including an ongoing process to rationalize the manufacturing capacity of the company on a global basis and (iii) the Chapter 11 Filings.

     These activities, while critical to the restructuring of the Company, complicate the Company’s ability to assess the overall effectiveness of (i) disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 and 15d-14 (the “Disclosure Controls and Procedures”) and (ii) internal controls, including those internal controls and procedures for financial reporting (the “Internal Controls”). These activities also complicate the Company’s ability to implement certain improvements to its disclosure controls and procedures and internal controls. As a result, we will continue to be subjected to a number of risks relating to these controls that are inherent in our transition following emergence from Chapter 11.

     Since the inception of the restatement process and Audit Committee Investigation, the Company has made a number of significant changes that strengthened its Disclosure Controls and Procedures and Internal Controls. These changes included, but were not necessarily limited to, (i) communicating clearly and consistently a tone from new senior management regarding the proper conduct in these matters, (ii) terminating or reassigning key managers, (iii) hiring (or retaining on an interim basis), in addition to the chief financial officer position noted above, a new chief accounting officer, a new chief information officer, and several new experienced business unit controllers, (iv) strengthening the North American financial management organizational reporting chain, (v) requiring stricter account reconciliation standards, (vi) establishing an anonymous “TIPLINE” monitored by the general counsel of the Company, (vii) updating and expanding the distribution of the Company’s business conduct questionnaire, (viii) conducting more face-to-face quarterly financial reviews with business unit management, (ix) requiring quarterly as well as annual plant and business unit written representations, (x) expanding the financial accounting procedures in the current year internal audit plan, (xi) temporarily supplementing the Company’s existing staff with additional contractor-based support to collect and analyze the information necessary to prepare the Company’s financial statements, related disclosures and other information requirements contained in the Company’s SEC periodic reporting until the Company implements changes to the current organization and staffing, and (xii) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company’s financial processes, including support efforts which better integrate current and evolving financial information system initiatives, and addressing any remaining critical weaknesses, including any reported by the Company’s internal audit function and independent public accountants.

     As more fully discussed in the American Institute of Certified Public Accountants (“AICPA”) auditing standards pronouncement “Consideration Of Internal Control in a Financial Statement Audit,” AU Section 319, paragraphs      .21 to .24, an internal control system no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. Limitations inherent in any system of internal controls might include, among other things, (i) faulty human judgment and simple errors or mistakes, (ii) collusion of two or more people or inappropriate management override of procedures, (iii) imprecision in estimating and judging cost-benefit relationships in designing controls and (iv) reductions in the effectiveness of one deterring component (such as a strong cultural and governance environment) by a conflicting component (such as may be found in certain management incentive plans).

     The Company, including its Chief Executive Officer and Chief Financial Officer, believes that the aforementioned limitations apply to any applicable system of internal controls, including the Disclosure Control and Procedures and Internal Controls. The Company will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of its Disclosure Controls and Procedures and Internal Controls. Significant supplemental resources will continue to be required to prepare the required financial and other information during this process. The changes made to date as discussed above have enabled the Company to restate its previous filings where required, as well as subsequently prepare and file the remainder of the required periodic reports for fiscal 2001, 2002 and 2003 on a timely basis.

Evaluation of Disclosure Controls and Procedures

     During fiscal 2002, the Company formed a disclosure committee reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company’s Disclosure Controls and Procedures (the “Disclosure Committee”). The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s Chief Accounting Officer, Interim General Counsel, Vice President of Human Resources and Administration, Corporate Controller, Treasurer, Director of Corporate Accounting and Senior Counsel as its other members. Within 90 days prior to the date of filing this report, the Company’s Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the Company’s Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Disclosure Controls and Procedures are effective.

Changes in Internal Controls

     Since the date of the last quarterly filing, the Company has continued to take steps intended to increase the effectiveness of its compensating control procedures while it completes a program that, over time, will address the financial process and information systems objectives noted above. As previously discussed above, the Company emerged from Chapter 11 on June 3, 2003. The Company has commenced a transition period after which AlixPartners LLC and other outside consultants will no longer be retained by the Company, and some of the services presently provided by these professionals will be performed by current employees or employees that must be hired. Certain of these services represent a significant portion of the Company’s current key accounting and financial reporting processes and related controls. As part of this transition, the Company has recently hired a new Director of Corporate Accounting. Other than the aforementioned items, there were no other significant changes in the Company’s Internal Controls or in other factors that could significantly affect Internal Controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On February 19, 2002, the Company issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods (the “10-K/A”), and for the fiscal quarter ended April 30, 2001 (the “10-Q/A”). The restatement was the result of failure by the Company to properly apply certain accounting standards generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified. The Company has been advised that the Securities and Exchange Commission (“SEC”) is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC by providing requested documents and cooperating with depositions of Company employees. The Company cannot predict the outcome of the investigation.

     On May 3, 2002, a group of purported purchasers of the Company’s bonds commenced a putative class action lawsuit against thirteen present or former directors and officers of the Company (but not the Company) and KPMG LLP, the Company’s independent auditor, in the United States District Court for the Eastern District of Michigan. The complaint seeks damages for an alleged class of persons who purchased Company bonds between June 3, 1999 and September 5, 2001 and claim to have been injured because they relied on the Company’s allegedly materially false and misleading financial statements. On June 27, 2002, the plaintiffs filed an amended class action complaint adding CIBC World Markets Corp. and Credit Suisse First Boston Corporation, underwriters for certain bonds issued by the Company, as defendants. These claims were not discharged upon the effectiveness of the Plan of Reorganization because they are against the Company’s present and former directors and officers and KPMG LLP, and not against the Company.

     Additionally, before the date the Company commenced its Chapter 11 Bankruptcy case, four other putative class actions were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its directors and officers, on behalf of a class of purchasers of the Company’s Old Common Stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. These claims, as against the Company, but not as against the Company’s officers and directors, were discharged upon the effectiveness of the Plan of Reorganization. On May 10, 2002, the plaintiffs filed a consolidated and amended class action complaint seeking damages against the Company’s present and former officers and directors (but not the Company) and KPMG LLP.

     On June 13, 2002, the Company filed an adversary complaint and motion for a preliminary injunction in the Bankruptcy Court requesting the Court to stay the class action litigation commenced by the bond purchasers and equity purchasers. Additionally, on July 25, 2002, the Company filed with the Bankruptcy Court a motion to lift the automatic stay in the Chapter 11 Filings to allow the insurance company that provides officer and director liability insurance to the Company to pay the defense costs of the Company’s present and former officers and directors in such litigation. The Bankruptcy Court has since entered an order permitting the insurance company to pay up to $500,000 in defense costs incurred by the Company’s present and former officers and directors in the litigation subject to certain conditions, which amount has subsequently been increased to $800,000 pursuant to further authority in the order. The Company has withdrawn its motion for a preliminary injunction.

     During the pendency of the Chapter 11 Filings, the Company has taken action to terminate certain marketing and support services, technology license and technical assistance and shareholders agreements (the “Agreements”) relating to the Company’s 40% interest in Hayes Wheels de Mexico, S.A. de C.V., a Mexican corporation manufacturing aluminum and steel wheels (“HW de Mexico”). In the event that such termination is not effective for any reason, the Company has also filed a protective motion with the Bankruptcy Court seeking to reject the Agreements. DESC Automotriz, S.A. de C.V. (the 60% owner of HW-Mexico) (“DESC”), HW de Mexico, and Hayes Wheels Aluminio, S.A. de C.V. (a subsidiary of HW de Mexico) have asserted administrative expense claims against the Company in an amount not less than $20.6 million relating to allegedly improper actions taken by the Company with respect to HW de Mexico and certain of the Agreements during the Chapter 11 Filings. As part of the resolution of its objection to confirmation of the Plan of Reorganization, the Company has agreed with DESC that if, following the Company’s emergence from Chapter 11, either the Company or Hayes Lemmerz International-Mexico, Inc. is found liable on these claims and such claims are entitled to administrative expense claim status, the Company will pay such liabilities in full in cash in the amount determined by the court to be entitled to administrative expense claim status. The Company is presently in discussions with DESC regarding a resolution of these claims; however, there can be no assurance that such discussions will result in a resolution of this dispute or what the terms of any resolution may be.

     The Company is a defendant in a patent infringement matter filed in 1997 in the United States District Court, Eastern District of Michigan. Lacks Incorporated (“Lacks”) alleged that the Company infringed on three patents held by Lacks relating to chrome-plated plastic cladding for steel wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001, the special master issued a report finding that Lacks’ third patent was invalid and recommending that Lacks’ remaining claims be dismissed, the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. In addition to the Company’s defenses in the lawsuit, the Company has certain rights of indemnification against a co-defendant in the matter that supplied the allegedly infringing products to the Company. If it is ultimately determined that the third patent is valid and the Company is unable to collect on the indemnification rights, it may have an adverse impact on the Company.

     The Company was party to a license agreement with Kuhl Wheels, LLC (“Kuhl”), whereby Kuhl granted the Company an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (the “Kuhl Wheel”), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between the Company and Kuhl entered in connection with the Company’s bankruptcy proceeding. The original license agreement (as amended, the “License Agreement”), dated May 11, 1999, granted the Company a non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide the Company with an exclusive worldwide license. On January 14, 2003, the Company filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the United States District Court for the Eastern District of Michigan. The Company commenced such action seeking a declaration of noninfringement of two United States patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against the Company, and disclosing and using the Company’s technologies, trade secrets and confidential information to develop, market, license, manufacture or sell automotive wheels. Kuhl and Epilogics Group have filed a motion to dismiss the Company’s complaint. The Company is unable to predict the outcome of this litigation at this time. However, if the Company is not successful in such litigation, it may have an adverse impact on the Company.

     In the ordinary course of its business, the Company is a party to other judicial and administrative proceedings involving its operations and products, which may include allegations as to manufacturing quality, design and safety. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance rights under indemnification agreements and established reserves for uninsured liabilities), management believes that the outcome of these proceedings will not have a material adverse effect on the financial condition or ongoing results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

     On June 3, 2003 (the “Effective Date”), Hayes Lemmerz International, Inc., (the “Company” or “Old Hayes”) emerged from Chapter 11 proceedings pursuant to the Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on April 9, 2003 (the “Plan of Reorganization”), which was confirmed by the Bankruptcy Court on May 12, 2003.

     Pursuant to the Plan of Reorganization, the Company caused the formation of (i) a new holding company, HLI Holding Company, Inc., a Delaware corporation (“HoldCo”), (ii) HLI Parent Company, Inc., a Delaware corporation and a wholly owned subsidiary of HoldCo (“ParentCo”), and (iii) HLI Operating Company, Inc, a Delaware corporation and a wholly owned subsidiary of ParentCo (“HLI”). On the Effective Date, (i) HoldCo was renamed Hayes Lemmerz International, Inc. (“New Hayes”), (ii) New Hayes contributed to ParentCo 30,0000,000 shares of its common stock, par value $.01 per share (the “New Common Stock”), 957,447 series A warrants and 957,447 series B warrants to acquire New Common Stock of New Hayes (the “Series A Warrants” and “Series B Warrants”, respectively), (iii) ParentCo in turn contributed such shares of New Common Stock and Series A Warrants and Series B Warrants to HLI and (iv) pursuant to an Agreement and Plan of Merger, dated as of June 3, 2003 (the “Merger Agreement”), between the Company and HLI, the Company was merged with and into HLI (the “Merger”), with HLI continuing as the surviving corporation.

     Pursuant to the Plan of Reorganization and as a result of the Merger, all of the issued and outstanding shares of common stock, par value $.01 per share, of the Company (the “Old Common Stock”), and any other outstanding equity securities of the Company, including all options and warrants, were cancelled. Promptly following the Merger, HLI distributed to certain holders of allowed claims, under the terms of the Plan of Reorganization, an amount in cash, the New Common Stock, the Series A Warrants, the Series B Warrants and the Preferred Stock (as defined below). Prior to the Merger, the Old Common Stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In reliance on Rule 12g-3(a) of the Exchange Act, by virtue of the status of New Hayes as a successor issuer to the Company, the New Common Stock is deemed registered under Section 12(g) of the Exchange Act. The Company filed a Form 15 with the SEC to terminate the registration of the Old Common Stock under the Exchange Act.

     Pursuant to the terms of the Plan of Reorganization, HLI issued 100,000 shares of Series A Exchangeable Preferred Stock, par value $1.00, of HLI (the “Preferred Stock”) to the holders of certain allowed claims. In accordance with the terms of the Preferred Stock, the shares of Preferred Stock are, at the holder’s option, exchangeable into a number of fully paid and nonassessable shares of New Common Stock equal to (i) the aggregate liquidation preference of the shares of Preferred Stock so exchanged ($100 per share plus all accrued and unpaid dividends thereon (whether or not declared) to the exchange date) divided by (ii) 125% of the “Emergence Share Price.” As determined pursuant to the terms of the Plan of Reorganization, the Emergence Share Price is $18.50.

     Following consummation of the Plan, 30,000,000 shares of the total 100,000,000 shares of authorized New Common Stock and 100,000 shares of the total 100,000 shares of the authorized New Preferred Stock were issued and outstanding as a result of the distribution to certain holders of allowed claims as described above. The issued shares of New Common Stock of New Hayes will be subject to dilution as a result of (i) exercise of the Series A Warrants and Series B Warrants, each series of which will entitle the holders thereof to purchase in the aggregate up to 957,447 shares of New Common Stock which New Hayes will reserve for issuance, (ii) the grant of certain shares in an amount to be determined and options to acquire New Common Shares to be issued to management which New Hayes will reserve for issuance, and (iii) the issuance of a currently indeterminable number of shares of New Common Stock upon the exchange of shares of New Preferred Stock for shares of New Common Stock at the election of the holders thereof. In addition to those shares being issued to certain holders of allowed claims under the Plan, New Hayes will have 1,000,000 shares of preferred stock authorized for issuance, of which no shares were issued and outstanding at the time the Plan became effective, and HLI has 600,000 shares of common stock authorized for issuance, of which 590,000 shares are issued and outstanding and held by ParentCo at the time the Plan became effective.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

Membership of Board of Directors

     Upon emergence from bankruptcy, all of the Company’s initial board members, other than Curtis J. Clawson, President, Chief Executive Officer and Chairman of the Board of the Company, were newly appointed. The six newly appointed board members have been or will be selected pursuant to the Plan of Reorganization.: As of June 16, 2003, five of the six newly appointed board members were in place. They are: Mr. Laurence Berg, Senior Partner, Apollo Management L.P.; Mr. Steve Martinez, Principal, Apollo Management L.P.; Dr. William H. Cunningham, James L. Bayless Chair of Free Enterprise, University of Texas at Austin; Mr. Henry D.G. Wallace, retired, Group Vice President, Ford Motor Company; and Mr. Richard F. Wallman, Senior Vice President and Chief Financial Officer, Honeywell International, Inc.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 21, 2003).

3.1	Certificate of Incorporation of HLI Holding Company, Inc., effective as of May 6, 2003 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A/A filed June 4, 2003).

3.2	Amendment to the Certificate of Incorporation of HLI Holding Company, Inc., effective as of June 3, 2003 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A/A filed June 4, 2003).

3.3	By-Laws of Hayes Lemmerz International, Inc. (formerly known as HLI Holding Company, Inc.), effective as of May 30, 2003 (Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed June 4, 2003).

4.1	Purchase Agreement, dated as of May 22, 2003, by and between Hayes Lemmerz International, Inc., its subsidiaries named therein, and the Initial Purchasers of the $250,000,000 of 10 1/2% Senior Notes due 2010 to be issued by HLI Operating Company, Inc. *

4.2	Indenture, dated as of June 3, 2003, regarding $250,000,000 of 10 1/2% Senior Notes due 2010, by and between HLI Operating Company, certain listed Guarantors, and U.S. Bank National Association, as Trustee. *

4.3	Registration Rights Agreement, dated as of June 3, 2003, by and between HLI Operating Company, Inc. and the Initial Purchasers of the 10 1/2% Senior Notes due 2010. *

4.4	Series A Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed June 4, 2003).

4.5	Series B Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A file June 4, 2003).

4.6	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Exchangeable Preferred Stock issued by HLI Operating Company, Inc. *

99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003. *

99.2	Agreement and Plan of Merger, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K12G3 filed on June 4, 2003).

99.3	Credit Agreement, dated as of June 3, 2003, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc. , as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent. *

99.4	Guaranty, dated as of June 3, 2003, by and between HLI Operating Company, Hayes Lemmerz International, Inc., and the Guarantors named therein. *

99.5	Pledge and Security Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, as Grantors, the Additional Grantors named therein, Citicorp North America, Inc., as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent. *

99.6	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.7	Certification of James A. Yost, Vice President, Finance and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed electronically herewith.

(b) Reports on Form 8-K

During the fiscal quarter ended April 30, 2003, the Company filed Current Reports on Form 8-K with the SEC as follows:

February 20, 2003	Items 5 and 7,	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits

March 24, 2003	Items 5 and 7,	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits

April 8, 2003	Items 5 and 7,	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits

April 10, 2003	Items 5 and 7,	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits

Subsequent to April 30, 2003, the Company also filed Current Reports on Form 8-K with the SEC as follows:

May 5, 2003	Items 9 and 12,	Regulation FD Disclosure, and Results of Operations and Financial Condition

May 12, 2003	Items 9 and 12,	Regulation FD Disclosure, and Results of Operations and Financial Condition

May 13, 2003	Items 5 and 7,	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits

May 14, 2003	Items 9 and 12,	Regulation FD Disclosure, and Results of Operations and Financial Condition

May 21, 2003	Item 3,	Bankruptcy or Receivership

May 23, 2003	Items 5 and 7,	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits

June 3, 2003	Items 2, 5 and 7,	Acquisition or Disposition of Assets, Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

/s/ James A. Yost

James A. Yost
Vice President, Finance, and Chief Financial Officer

/s/ Herbert S. Cohen

Herbert S. Cohen
Chief Accounting Officer

June 16, 2003

CERTIFICATIONS

I, Curtis J. Clawson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hayes Lemmerz International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ Curtis J. Clawson

Curtis J. Clawson
Chairman of the Board, President and Chief Executive Officer

I, James A. Yost, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hayes Lemmerz International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ James A. Yost

James A. Yost
Vice President, Finance, and Chief Financial Officer

HAYES LEMMERZ INTERNATIONAL, INC.
10-Q EXHIBIT INDEX

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 21, 2003).

3.1	Certificate of Incorporation of HLI Holding Company, Inc., effective as of May 6, 2003 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A/A filed June 4, 2003).

3.2	Amendment to the Certificate of Incorporation of HLI Holding Company, Inc., effective as of June 3, 2003 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A/A filed June 4, 2003).

3.3	By-Laws of Hayes Lemmerz International, Inc. (formerly known as HLI Holding Company, Inc.), effective as of May 30, 2003 (Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A filed June 4, 2003).

4.1	Purchase Agreement, dated as of May 22, 2003, by and between Hayes Lemmerz International, Inc., its subsidiaries named therein, and the Initial Purchasers of the $250,000,000 of 10 1/2% Senior Notes due 2010 to be issued by HLI Operating Company, Inc. *

4.2	Indenture, dated as of June 3, 2003, regarding $250,000,000 of 10 1/2% Senior Notes due 2010, by and between HLI Operating Company, certain listed Guarantors, and U.S. Bank National Association, as Trustee. *

4.3	Registration Rights Agreement, dated as of June 3, 2003, by and between HLI Operating Company, Inc. and the Initial Purchasers of the 10 1/2% Senior Notes due 2010. *

4.4	Series A Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed June 4, 2003).

4.5	Series B Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A file June 4, 2003).

4.6	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Exchangeable Preferred Stock issued by HLI Operating Company, Inc. *

99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003. *

99.2	Agreement and Plan of Merger, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K12G3 filed on June 4, 2003).

99.3	Credit Agreement, dated as of June 3, 2003, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent. *

99.4	Guaranty, dated as of June 3, 2003, by and between HLI Operating Company, Hayes Lemmerz International, Inc., and the Guarantors named therein. *

99.5	Pledge and Security Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, as Grantors, the Additional Grantors named therein, Citicorp North America, Inc., as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent. *

99.6	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.7	Certification of James A. Yost, Vice President, Finance and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed electronically herewith.