Form 10-Q/A
period 2003-07-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2003-10-28
CIK 1237941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 000-50303

Hayes Lemmerz International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0072578
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

15300 Centennial Drive Northville, Michigan	48167
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(734) 737-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act). Yes [X] No [  ]

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes [X] No [  ]

     The number of shares of common stock outstanding as of September 15, 2003 was 30,000,000 shares.

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

HAYES LEMMERZ INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q/A

     UNLESS OTHERWISE INDICATED, REFERENCES TO THE “COMPANY” MEAN HAYES LEMMERZ INTERNATIONAL, INC., AND ITS SUBSIDIARIES, AND REFERENCES TO A FISCAL YEAR MEANS THE COMPANY’S YEAR COMMENCING ON FEBRUARY 1 OF THAT YEAR AND ENDING JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 2003 MEANS THE PERIOD BEGINNING FEBRUARY 1, 2003, AND ENDING JANUARY 31, 2004). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY’S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY’S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (4) PRICING PRESSURE FROM AUTOMOTIVE INDUSTRY CUSTOMERS; (5) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY’S FINANCIAL STRUCTURE AND THE COMPANY’S COST OF CAPITAL AND BORROWED MONEY; (6) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS; AND (7) UNCERTAINTIES RELATED TO CONFLICT IN THE MIDDLE EAST. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q/A AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Millions of dollars,
except share amounts)

	Successor	Predecessor

	July 31,	January 31,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140.6	$66.1
Receivables	275.3	276.6
Inventories	186.6	176.6
Prepaid expenses and other	21.1	32.5

Total current assets	623.6	551.8
Property, plant and equipment, net	922.6	951.2
Goodwill	392.9	191.3
Intangible assets, net	228.4	102.6
Other assets	76.6	49.7

Total assets	$2,244.1	$1,846.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
DIP Facility	$—	$49.9
Bank borrowings and other notes	12.2	15.8
Current portion of long-term debt	14.6	40.1
Accounts payable and accrued liabilities	349.0	268.7

Total current liabilities	375.8	374.5
Long-term debt, net of current portion	755.5	61.9
Pension and other long-term liabilities	536.6	334.4
Series A Warrants and Series B Warrants	4.8	—
Redeemable preferred stock of subsidiary	10.1	—
Minority interest	13.4	16.4
Liabilities subject to compromise	—	2,133.8
Commitments and contingencies Stockholders’ equity (deficit):
Successor preferred stock, 1,000,000 shares authorized, none issued or outstanding at July 31, 2003	—	—
Predecessor preferred stock, 25,000,000 shares authorized, none issued or outstanding at January 31, 2003	—	—
Common stock, par value $0.01 per share:
Successor Voting - 100,000,000 shares authorized; 30,000,000 issued and outstanding at July 31, 2003	0.3	—
Predecessor Voting - 99,000,000 shares authorized; 27,708,419 shares issued; 25,806,969 shares outstanding at January 31, 2003	—	0.3
Predecessor Nonvoting - 5,000,000 shares authorized; 2,649,026 shares issued and outstanding at January 31, 2003	—	—
Additional paid in capital	544.1	235.1
Predecessor common stock in treasury at cost, 1,901,450 shares at January 31, 2003	—	(25.7)
Accumulated deficit	(9.2)	(1,176.9)
Accumulated other comprehensive income (loss)	12.7	(107.2)

Total stockholders’ equity (deficit)	547.9	(1,074.4)

Total liabilities and stockholders’ equity (deficit)	$2,244.1	$1,846.6

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(Unaudited)

	Successor	Predecessor

	Two Months	Four Months	Six Months
	Ended	Ended	Ended
	July 31,	May 31,	July 31,
	2003	2003	2002

Cash flows from operating activities:
Net income (loss)	$(9.2)	$1,043.0	$(615.4)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	26.7	46.4	65.0
Interest income resulting from fair value adjustment of Series A Warrants and Series B Warrants	(4.5)	—	—
Amortization of deferred financing fees	0.6	1.6	2.6
Change in deferred income taxes	(1.8)	52.6	0.5
Asset impairments and other restructuring charges	—	6.4	25.3
Minority interest	0.8	1.2	1.5
Subsidiary preferred stock dividend	0.1	—	—
Cumulative effect of change in accounting principle	—	—	554.4
Gain (loss) on sale of assets and businesses	0.3	(0.4)	(0.3)
Changes in operating assets and liabilities:
Receivables	28.5	(13.7)	1.3
Inventories	7.1	(4.0)	(21.1)
Prepaid expenses and other	(0.7)	5.2	(6.3)
Accounts payable and accrued liabilities	18.8	(6.9)	25.1
Chapter 11 items:
Reorganization items	—	45.0	27.9
Fresh start accounting adjustments	—	(63.1)	—
Extraordinary gain on debt discharge	—	(1,076.7)	—
Accrued interest on Credit Agreement	—	16.9	25.9
Payments related to Chapter 11 Filings	(22.3)	(22.4)	(36.8)

Cash provided by operating activities	44.4	31.1	49.6

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(19.5)	(26.3)	(44.8)
Purchase of equipment previously leased	—	(23.6)	—
Proceeds from sale of assets and businesses	—	0.8	9.0
Purchase of businesses	—	—	(7.2)

Cash used for investing activities	(19.5)	(49.1)	(43.0)

Cash flows from financing activities:
Change in borrowings under DIP Facility	—	(49.9)	5.8
Repayment of note payable	—	(2.0)	—
Net repayments on bank borrowings	(65.0)	(9.8)	(17.6)
Proceeds from New Senior Notes, net of discount and related fees	—	242.8	—
Proceeds from New Term Loan, net of related fees	—	436.1	—
Prepetition Lenders’ Payment amount	—	(477.3)	—
Payment to holders of Old Senior Notes	—	(13.0)	—

Cash provided by (used for) financing activities	(65.0)	126.9	(11.8)
Effect of exchange rate changes on cash and cash Equivalents	1.6	4.1	3.7

Increase(decrease) in cash and cash equivalents	(38.5)	113.0	(1.5)
Cash and cash equivalents at beginning of period	179.1	66.1	45.2

Cash and cash equivalents at end of period	$140.6	$179.1	$43.7

Supplemental data:
Cash paid for interest	2.0	5.8	$6.3
Cash paid for income taxes	6.5	2.9	$3.3

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

     Cash payments with respect to other reorganization items consisted primarily of professional fees and cure payments and were approximately $10.4 million and $21.2 million during the two months ended July 31, 2003 and the four months ended May 31, 2003, respectively, and $11.0 million during the first six months of fiscal 2002.

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

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

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

     The Company’s compromise total enterprise value is $1,250.0 million, with a total value for common equity of $544.4 million, excluding the estimated fair value of the Preferred Stock and the Series A Warrants and Series B Warrants issued on the Effective Date. The Preferred Stock is classified as a liability in the consolidated balance sheet and referred to as redeemable preferred stock of subsidiary. Under fresh start accounting, the compromise total enterprise value has been allocated to the Company’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations in accordance with SFAS No. 141, “Business Combinations;” any portion not attributed to specific tangible or identified intangible assets has been recorded as an indefinite-lived intangible asset referred to as “reorganization value in excess of amounts allocable to identifiable assets” and reported as goodwill. The valuations required to determine the fair value of certain of the Company’s assets as presented below represent the results of the valuation procedures performed by the Company’s valuation specialist at May 31, 2003.

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

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET
May 31, 2003
(Millions of dollars)
(Unaudited)

	Predecessor	Discharge of		Cancellation				Successor
	May 31,	Debt and Exit		of		Fresh Start		May 31,
	2003	Financing		Old Equity		Adjustments		2003

ASSETS
Current assets:
Cash and cash equivalents	$89.3	$89.8	(a)	$—		$—		$179.1
Receivables	299.9	—		—		—		299.9
Inventories	186.0	—		—		5.2	(j)	191.2
Prepaid expenses and other	27.0	1.3	(b)	—		(7.8	)(k)	20.5

Total current assets	602.2	91.1		—		(2.6)		690.7
Property, plant and equipment, net	959.7	54.0	(c)	—		(95.3	)(l)	918.4
Old goodwill	198.3	—		—		(198.3	)(m)	—
New goodwill	—	—		—		390.9	(n)	390.9
Intangible assets	103.8	—		—		121.9	(o)	225.7
Other assets	60.9	19.9	(d)	—		0.4	(k)(l)	81.2

Total assets	$1,924.9	$165.0		$—		$217.0		$2,306.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
DIP facility	$59.7	$(59.7	)(e)	$—		—		$—
Bank borrowings and other notes	13.0	—		—		—		13.0
Current portion of long-term debt	39.6	4.5	(f)	—		—		44.1
Accounts payable and accrued Liabilities	303.8	33.6	(g)	—		9.1	(k)(p)	346.5

Total current liabilities	416.1	(21.6)		—		9.1		403.6
Long-term debt, net of current portion	62.0	31.0	(f)	—		—		93.0
New Term Loan	—	445.5	(f)	—		—		445.5
New Senior Notes, net of discount	—	248.5	(f)	—		—		248.5
Pension and other long-term liabilities	343.5	0.5	(g)	—		195.5	(k)(p)	539.5
Series A Warrants and Series B Warrants	—	9.3	(f)	—		—		9.3
Redeemable preferred stock of subsidiary	—	10.0	(f)	—		—		10.0
Minority interest	17.8	—		—		(4.7	)(q)	13.1
Liabilities subject to compromise	2,153.4	(2,153.4	)(h)	—		—		—
Commitments and contingencies				—
Stockholders’ equity (deficit):				—
New Common Stock	—	0.3	(f)	—		—		0.3
New additional paid-in capital	—	544.1	(f)	—		—		544.1
Old Common Stock	0.3	—		(0.3	)(i)	—		—
Old additional paid in capital	235.1	—		(235.1	)(i)	—		—
Old common stock in treasury at cost	(25.7)	—		25.7	(i)	—		—
Accumulated deficit	(1,201.8)	1,050.8	(h)	209.7	(i)	(58.7	)(m)	—
Accumulated other comprehensive loss	(75.8)	—		—		75.8	(m)	—

Total stockholders’ equity (deficit)	(1,067.9)	1,595.2		—		17.1		544.4

Total liabilities and stockholders’ equity (deficit)	$1,924.9	$165.0		$—		$217.0		$2,306.9

     Adjustments reflected in the reorganized condensed consolidated balance sheet are as follows:

a)	Represents adjustment to reflect a portion of the proceeds from the New Senior Notes and the New Credit Facility, net of a $13.0 million cash payment to former holders of the Company’s 11 7/8% senior notes due 2006 (the “Old Senior Notes”).

b)	Represents escrowed property taxes and insurance required in connection with exit financing.

c)	Represents capitalization of $54.0 million of assets resulting from repayment or refinancing of certain synthetic leases.

d)	Represents recognition of debt issuance costs recorded as other assets consisting of fees and expenses of the New Credit Facility of $13.9 million, and fees and expenses of the New Senior Notes of $6.0 million.

e)	Represents repayment of the DIP Facility on the Effective Date.

f)	Represents new capitalization structure after giving effect to the Plan of Reorganization. The Company recorded the Series A Warrants and Series B Warrants at fair value. The Company also determined that its Series A Warrants and Series B Warrants met the criteria for classification as liabilities. As such they will be measured at fair value at each reporting period with changes in fair value recognized in interest expense. The Company also has recorded the redeemable preferred stock at fair value which equals the stated liquidation preference. The fair value of the redeemable preferred stock was $10.0 million and the Series A Warrants and Series B Warrants fair value was approximately $9.3 million at emergence. The Series A Warrants and Series B Warrants were valued utilizing the Black-Scholes model that requires the estimation of several variables in the formula. The redeemable preferred stock of subsidiary was valued using a “market/capitalization approach” that capitalizes the dividend stream of similar instruments issued by a comparative group using capitalization rates that reflect prevailing market yields. The use of this approach provides a range of possible fair values. This range was evaluated by the Company before it selected a capitalization rate of 8% which approximated the mean rate of the comparative group. The use of different valuation techniques could have resulted in different conclusions of the fair value of these instruments.

g)	Represents accrual or settlement of short- and long-term liabilities upon emergence under the Plan of Reorganization as follows (millions of dollars):

Accrual of contingent professional fees	$8.5
Accrual of the portion of the Restructuring Performance Bonus component of the CERP to be paid in cash	9.0
Accrual of obligation to fund the Creditors’ Trust	1.5
Payment of accrued professional fees	(13.1)
Payment of accrued interest on the DIP Facility	(0.4)
Deferral of cure payments for assumed contracts and other priority and administrative claims	19.2
Accrual of state tax liability for restructuring transactions upon emergence	6.5
Other accrued liabilities incurred upon emergence	2.9

Net adjustment to accounts payable, accrued liabilities, and pension and other long-term liabilities	$34.1

h)	Represents the elimination of pre-petition liabilities discharged under the Plan of Reorganization as follows (millions of dollars):

Liabilities subject to compromise	$2,153.4
Form of settlement:
Issuance of New Common Stock of HoldCo.	(544.4)
Issuance of New Preferred Stock of HLI	(10.0)
Issuance of Series A Warrants and Series B Warrants	(9.3)
Repayment of remaining Old Senior Note proceeds	(13.0)
Prepetition Lenders’ Payment Amount	(477.3)
Amounts reclassified to accounts payable and accrued liabilities for certain estimated cure payments with respect to assumption of prepetition executory contracts and unexpired leases, and other priority and administrative claims	(22.7)

Gain on discharge of debt	1,076.7
Accrual of estimated contingent professional fees, cash portion of the Restructuring Performance Bonus, Creditors’ Trust obligation and tax expense related to restructuring activities	(25.9)

Net adjustment to accumulated deficit	$1,050.8

i)	Represents cancellation of Old Common Stock under fresh start accounting.

j)	Represents adjustment to reflect the increase in the fair value of inventory under fresh start accounting. Work-in-process and finished goods were valued at the expected selling price less costs to complete, selling and disposal cost and a normal profit. Raw materials and supplies were valued using the cost approach.

k)	Represents the adjustment of deferred tax assets and liabilities resulting from fair value adjustments under fresh start accounting as follows:

Prepaid expenses and other	$(7.8)
Other assets	4.5
Accounts payable and accrued liabilities	(2.4)
Pension and other long-term liabilities	(46.3)

Net adjustment	$(52.0)

l)	Primarily represents net adjustments to reflect the decrease of property, plant, equipment and tooling to fair value under fresh start accounting based on results of valuation procedures performed by the Company’s valuation specialist. The valuation methodologies employed included the use of the market value and replacement cost approach for personal property and the use of the cost, income and sales comparison approaches for real property.

m)	Represents elimination of pre-emergence goodwill, equity accounts and retained earnings under fresh start accounting.

n)	Represents new goodwill resulting from the excess of reorganization value over the amounts allocable to the fair value of identifiable assets and liabilities.

                    The allocation of compromise enterprise value and goodwill was as follows:

Assets:
Current assets	$690.7
Property, plant and equipment	918.4
Goodwill	390.9
Intangible assets	225.7
Other assets	81.2
Liabilities:
Current liabilities	403.6
Other long-term liabilities	1,358.9

New common equity	544.4
Assumed obligations:
New Term Loan, including current portion	450.0
New Senior Notes, net of discount	248.5
Series A Warrants and Series B Warrants	9.3
Redeemable preferred stock of subsidiary	10.0
Other assumed obligations, net of excess cash	(12.2)

Total compromise enterprise value	$1,250.0

o)	Represents adjustment of $121.9 million to reflect the fair value of identified intangible assets based on results of valuation procedures performed by the Company’s valuation specialist. See Note (6) for additional disclosure regarding the category of intangibles and a description of the valuation methodology.

p)	Primarily reflects the additional liability of $155.2 million under fresh-start accounting for any pension and retiree medical plan costs as determined by the Company’s actuaries. This net additional liability had been deferred pre-emergence in accordance with Statement of Financial Accounting Standards (“SFAS”) Nos. 87 and 106. The actuarial assumptions used in computing the liabilities were as follows:

			International
	North American Plans		Plans

	Pension Benefits	Other Benefits	Pension Benefits

Weighted average assumptions:
Discount Rate	5.75%	5.75%	5.0-5.5%
Expected return on plan assets	8.0%	N/A	5.0%
Rate of compensation increase	4.75%	N/A	2.1%

q)	Reflects the adjustment to minority interest as a result of fair value adjustments under fresh start accounting.

(4) Inventories

     The major classes of inventory are as follows (millions of dollars):

	Successor	Predecessor

	July 31, 2003	January 31, 2003

Raw materials	$44.9	$48.3
Work-in-process	40.9	36.5
Finished goods	64.2	56.2
Spare parts and supplies	36.6	35.6

Total	$186.6	$176.6

(5)	Property, Plant and Equipment

     The major classes of property, plant and equipment are as follows (millions of dollars):

	Successor	Predecessor

	July 31, 2003	January 31, 2003

Land	$39.6	$30.4
Buildings	202.2	256.0
Machinery and equipment	670.1	1,134.5
Capital lease assets:
Land	0.7	—
Buildings	7.7	—
Machinery and equipment	23.1	—

	943.4	1,420.9
Accumulated depreciation	(20.8)	(469.7)

Property, plant and equipment, net	$922.6	$951.2

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

(7) Asset Impairments and Other Restructuring Charges

     The Company recorded asset impairment losses and other restructuring charges of $6.4 million in the Predecessor four months ended May 31, 2003 and $25.3 million in the Predecessor six months ended July 31, 2002.

     Asset impairments and other restructuring charges by segment were as follows:

	Predecessor

	Four Months Ended May 31, 2003

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$0.5	$0.1	$—	$0.6
Impairment of machinery, equipment and tooling	1.5	3.3	—	4.8
Facility closure costs	0.9	—	—	0.9
Severance and other restructuring costs	0.1	—	—	0.1
Total	$3.0	$3.4	—	6.4

	Predecessor

	Six Months Ended July 31, 2002

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$—	$0.3	$—	$0.3
Impairment of machinery, equipment and tooling	16.5	0.8	—	17.3
Facility closure costs	6.7	—	—	6.7
Severance and other restructuring costs	0.5	—	0.5	1.0
Total	$23.7	$1.1	$0.5	$25.3

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

Impairment of Machinery, Equipment and Tooling

     In May 2003, the Predecessor Company recorded asset impairment losses of $1.6 million on certain machinery and equipment in its Components segment due primarily to a change in management’s plan for the future use of idled machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery and equipment.

     During the first quarter of fiscal 2003, the Company recorded asset impairment losses of $1.5 million on certain machinery and equipment in its Automotive Wheels segment and $1.7 million in its Components segment due primarily to a change in management’s plan for the future use of idled machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

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

     The following tables present revenues and other financial information by business segment (millions of dollars):

	Successor

	As of and for the Two Months Ended July 31, 2003

	Automotive
	Wheels	Components	Other	Total

Net sales	$199.3	$110.6	$18.4	$328.3
Earnings (loss) from operations	8.5	(1.4)	(4.7)	2.4
Goodwill	303.2	89.7	—	392.9
Total assets	1,494.2	606.0	143.9	2,244.1

	Predecessor

	Four Months Ended May 31, 2003

	Automotive
	Wheels	Components	Other	Total

Net sales	$403.5	$248.1	$38.2	$689.8
Earnings (loss) from operations	85.4	37.2	(72.1)	50.5
Reorganization items	(0.1)	0.2	(45.1)	(45.0)
Fresh start adjustments	57.9	27.7	(22.5)	63.1

Earnings (loss) from operations excluding fresh start adjustments and reorganization items	27.6	9.3	(4.5)	32.4

Asset impairments and other restructuring charges	(3.0)	(3.4)	—	(6.4)
Extraordinary gain on debt discharge	81.1	58.3	937.3	1,076.7

	Predecessor

	As of January 31, 2003

	Automotive
	Wheels	Components	Other	Total

Goodwill	$189.6	$—	$1.7	$191.3
Total assets	1,049.0	546.4	251.2	1,846.6

	Predecessor

	Six Months Ended July 31, 2002

	Automotive
	Wheels	Components	Other	Total

Net sales	$576.0	$364.8	$49.9	$990.7
Earnings (loss) from operations	(4.7)	5.2	(27.7)	(27.2)
Reorganization items	(9.2)	1.0	(19.7)	27.9

Earnings (loss) from operations excluding fresh start adjustments and reorganization items	4.5	4.2	(8.0)	0.7

Asset impairments and other restructuring charges	(23.7)	(1.1)	(0.5)	(25.3)
Cumulative effect of change in accounting principle	(127.1)	(342.8)	(84.5)	(554.4)

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

CONDENSED CONSOLIDATING BALANCE SHEETS
Successor Company
As of July 31, 2003
(Millions of dollars)
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$—	$54.1	$0.1	$86.4	$—	$140.6
Receivables	—	1.4	91.9	182.0	—	275.3
Inventories	—	5.7	84.5	96.4	—	186.6
Prepaid expenses and other	—	28.2	17.6	8.1	(32.8)	21.1

Total current assets	—	89.4	194.1	372.9	(32.8)	623.6
Net property, plant and equipment	—	30.6	359.3	532.7	—	922.6
Goodwill and other assets	562.8	1,572.8	140.0	352.6	(1,930.3)	697.9

Total assets	$562.8	$1,692.8	$693.4	$1,258.2	$(1,963.1)	$2,244.1

Bank borrowings and other notes	$—	$—	$—	$12.2	$—	$12.2
Current portion of long-term debt	—	4.5	—	10.1	—	14.6
Accounts payable and accrued liabilities	—	95.3	80.6	206.4	(33.3)	349.0

Total current liabilities	—	99.8	80.6	228.7	(33.3)	375.8
Long-term debt, net of current portion	—	716.6	8.4	30.5	—	755.5
Pension and other long-term liabilities		277.0	1.5	258.1	—	536.6
Series A Warrants and Series B Warrants	4.8	—	—	—	—	4.8
Redeemable preferred stock of subsidiary	10.1	—				10.1
Minority interest	—	—	—	13.4	—	13.4
Parent loans	—	32.5	(7.8)	267.3	(292.0)	—
Common stock	0.3	—	—	—	—	0.3
Additional paid-in capital	544.1	553.7	620.4	454.8	(1,628.9)	544.1
Preferred stock	—	10.1	—	—	(10.1)	—
Retained earnings (accumulated deficit)	(9.2)	(5.1)	(9.7)	0.7	14.1	(9.2)
Accumulated other comprehensive income	12.7	8.2	—	4.7	(12.9)	12.7

Total stockholders’ equity (deficit)	547.9	566.9	610.7	460.2	(1,637.8)	547.9

Total liabilities and stockholder’s equity (deficit)	$562.8	$1,692.8	$693.4	$1,258.2	$(1,963.1)	$2,244.1

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

     Cash payments with respect to other reorganization items consisted primarily of professional fees and cure payments and were approximately $10.4 million and $21.2 million during the two months ended July 31, 2003 and the four months ended May 31, 2003, respectively, and $11.0 million during the first six months of fiscal 2002.

     As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the period ending July 31, 2003 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending May 31, 2003 are presented as the “Predecessor”. Comparative financial statements do not straddle the emergence date because in effect the Successor Company represents a new entity. As a result of applying fresh start accounting, the Successor will have increased depreciation and amortization expense, no reorganization items, no fresh start accounting adjustments and lower interest expense in comparison to the Predecessor. Depreciation expense of the Successor is expected to be approximately $7.5 million higher annually resulting from: (a) an increase in the carrying value of certain plant, equipment and tooling to fair value under fresh start accounting; (b) revisions to remaining estimated useful lives under fresh start accounting; and (c) the increase in the carrying value of other property, plant, equipment and tooling from refinancing certain synthetic leases. Amortization expense of the Successor is expected to be approximately $10.4 million higher annually resulting from an increase in the carrying value of definite-lived intangible assets to fair value under fresh start accounting. Interest expense is expected to decrease resulting from the Successor’s new capital structure.

     For purposes of the periods presented in Management’s Discussion and Analysis of Financial Condition and Result of Operations, the Successor two months ended July 31, 2003 and the Predecessor one month ended May 31, 2003 have been combined for convenience of discussion and are collectively referred to as “fiscal 2003 second quarter.” The Successor two months ended July 31, 2003 and the Predecessor four months ended May 31, 2003 have been combined for convenience of discussion and are collectively referred to as “fiscal 2003 six months.”

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

     The following tables present earnings (loss) from operations excluding fresh start adjustments and reorganization items, as well as other information by segment:

	Three Months Ended July 31, 2003

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start and reorganization items	$18.9	$4.7	$(3.2)	$20.4
Fresh start adjustments	57.9	27.7	(22.5)	63.1
Reorganization items	(0.1)	—	(31.8)	(31.9)
Asset impairments and other restructuring charges:
Impairment of machinery, equipment and tooling	—	1.6	—	1.6
Facility closure costs	0.6	—	—	0.6
Severance and other restructuring costs	0.1	—	—	0.1
Total asset impairments and other restructuring charges	$0.7	$1.6	$—	$2.3

	Three Months Ended July 31, 2002

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start and reorganization items	$(7.6)	$0.9	$(0.5)	$(7.2)
Reorganization items	3.3	1.0	(9.7)	(5.4)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$—	$0.3	$—	$0.3
Impairment of machinery, equipment and tooling	16.5	0.8	—	17.3
Severance and other restructuring costs	0.5	—	—	0.5
Total asset impairments and other restructuring charges	$17.0	$1.1	$—	$18.1

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

     Earnings from operations excluding fresh start accounting adjustments and reorganization items from the Company’s Automotive Wheels operations increased $26.5 million in the second quarter of fiscal 2003 from the same period in fiscal 2002. During the second quarter of fiscal 2002, Automotive Wheels recorded $16.5 million of asset impairment losses primarily related to its La Mirada, California facility where it was estimated that the future undiscounted cash flow projections for that facility would not be sufficient to recover the carrying value of the facility’s fixed assets and production tooling. Earnings from the Company’s Automotive Wheels operations were favorably impacted due to improved operating performance and favorable fluctuations in foreign exchange rates relative to the U.S. dollar. This was partially offset by lower OEM production requirements, increased depreciation expense related to the change in useful lives of fixed assets upon emergence from Chapter 11, as well as the $3.6 million fair value adjustment to inventory included in the Successor’s opening balance sheet, which was recognized in June and July and negatively impacted earnings.

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

     The following tables present earnings (loss) from operations excluding fresh start adjustments and reorganization items, as well as other information by segment:

	Six Months Ended July 31, 2003

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start and reorganization items	$36.2	$7.9	$(9.3)	$34.8
Fresh start adjustments	57.9	27.7	(22.5)	63.1
Reorganization items	(0.1)	0.2	(45.1)	(45.0)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$0.5	$0.1	$—	$0.6
Impairment of machinery, equipment and tooling	1.5	3.3	—	4.8
Facility closure costs	0.9	—	—	0.9
Severance and other restructuring costs	0.1	—	—	0.1
Total asset impairments and other restructuring charges	$3.0	$3.4	$—	$6.4

	Six Months Ended July 31, 2002

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding Fresh start and reorganization items	$4.5	$4.3	$(8.1)	$0.7
Reorganization items	(9.2)	1.0	(19.7)	(27.9)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$—	$0.3	$—	$0.3
Impairment of machinery, equipment and tooling	16.5	0.8	—	17.3
Facility closure costs	6.7	—	—	6.7
Severance and other restructuring costs	0.5	—	0.5	1.0
Total asset impairments and other restructuring charges	$23.7	$1.1	$0.5	$25.3

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

     As more fully discussed in the American Institute of Certified Public Accountants (“AICPA”) auditing standards pronouncement “Consideration Of Internal Control in a Financial Statement Audit,” AU Section 319, paragraphs ..21 to .24, an internal control system no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. Limitations inherent in any system of internal controls might include, among other things, (i) faulty human judgment and simple errors or mistakes, (ii) collusion of two or more people or inappropriate management override of procedures, (iii) imprecision in estimating and judging cost-benefit relationships in designing controls and (iv) reductions in the effectiveness of one deterring component (such as a strong cultural and governance environment) by a conflicting component (such as may be found in certain management incentive plans).

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

4.1	First Supplemental Indenture, dated as of June 19, 2003, by and between HLI Operating Company, certain listed Guarantors, and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-107539 on Form S-4, filed with the SEC on July 31, 2003, as amended).
10.49	Form of Directors Indemnification Agreement. (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 filed September 15, 2003).
12.1	Ratio of earnings to fixed charges. (Incorporated by reference to Exhibit 12.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 filed September 15, 2003).
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

     (b) Reports on Form 8-K

     During the fiscal quarter ended July 31, 2003, the Company filed Current Reports on Form 8-K with the SEC as follows:

May 5, 2003	Items 9 and 12,	Regulation FD Disclosure, and Results of Operations and Financial Condition
May 12, 2003	Items 9 and 12,	Regulation FD Disclosure, and Results of Operations and Financial Condition
May 13, 2003	Items 5 and 7,	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits
May 14, 2003	Items 9 and 12,	Regulation FD Disclosure, and Results of Operations and Financial Condition
May 21, 2003	Item 3,	Bankruptcy or Receivership
May 23, 2003	Items 5 and 7,	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits
June 3, 2003	Items 2, 5 and 7,	Acquisition or Disposition of Assets, Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits
June 17, 2003	Items 7 and 12,	Financial Statements and Exhibits, and Results of Operations and Financial Condition
June 19, 2003	Items 7 and 12,	Financial Statements and Exhibits, and Results of Operations and Financial Condition

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

/s/ James A. Yost

James A. Yost
Vice President, Finance, and Chief Financial Officer

October 28, 2003

EXHIBIT INDEX

Exhibit No.	Description

4.1	First Supplemental Indenture, dated as of June 19, 2003, by and between HLI Operating Company, certain listed Guarantors, and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 333-107539 on Form S-4, filed with the SEC on July 31, 2003, as amended).
10.49	Form of Directors Indemnification Agreement. (Incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 filed September 15, 2003).
12.1	Ratio of earnings to fixed charges. (Incorporated by reference to Exhibit 12.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 filed September 15, 2003).
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.