Form 10-Q
period 2003-10-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2003-12-10
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50303

Hayes Lemmerz International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0072578
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15300 Centennial Drive Northville, Michigan (Address of principal executive offices)	48167 (Zip Code)

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court.     Yes ☑          No ☐

      The number of shares of common stock outstanding as of December 10, 2003 was 30,000,000 shares.

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
REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING BALANCE SHEETS
CONDENSED CONSOLIDATING BALANCE SHEETS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
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
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-12.1 Ratio of Earnings to Fixed Charges
EX-31.1 Certification of Curtis J. Clawson, CEO
EX-31.2 Certification of James A. Yost, VP and CFO
EX-32.1 Certification of Curtis J. Clawson, CEO
EX-32.2 Certification of James A. Yost, VP and CFO

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor	Successor	Predecessor

	Three Months	Three Months	Five Months	Four Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	May 31,	October 31,
	2003	2002	2003	2003	2002

	(Unaudited)
	(Millions of dollars, except share amounts)
Net sales	$530.9	$535.4	$859.2	$689.8	$1,526.1
Cost of goods sold	461.6	464.7	760.5	611.3	1,372.1

Gross profit	69.3	70.7	98.7	78.5	154.0
Marketing, general and administration	26.9	23.5	47.6	33.5	74.1
Engineering and product development	6.2	5.1	10.4	8.1	15.6
Asset impairments and other restructuring charges	19.6	10.0	19.6	6.4	35.3
Other (income) expense, net	2.7	(1.8)	4.8	(1.9)	(5.5)
Reorganization items	—	7.0	—	45.0	34.9
Fresh start accounting adjustments	—	—	—	(63.1)	—

Earnings (loss) from operations	13.9	26.9	16.3	50.5	(0.4)
Interest expense, net	16.6	19.0	24.7	22.7	53.7

Earnings (loss) before subsidiary preferred stock dividends, taxes on income, minority interest, cumulative effect of change in accounting principle and extraordinary gain on debt discharge	(2.7)	7.9	(8.4)	27.8	(54.1)
Subsidiary preferred stock dividends	0.2	—	0.3	—	—

Earnings (loss) before taxes on income, minority interest, cumulative effect of change in accounting principle and extraordinary gain on debt discharge	(2.9)	7.9	(8.7)	27.8	(54.1)
Income tax provision	6.1	3.0	8.7	60.3	0.6

Earnings (loss) before minority interest, cumulative effect of change in accounting principle and extraordinary gain on debt discharge	(9.0)	4.9	(17.4)	(32.5)	(54.7)
Minority interest	1.0	1.2	1.8	1.2	2.7

Loss before cumulative effect of change in accounting principle and extraordinary gain on debt discharge	(10.0)	3.7	(19.2)	(33.7)	(57.4)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	—	—	(554.4)
Extraordinary gain on debt discharge, net of tax $0	—	—	—	1,076.7	—

Net income (loss)	$(10.0)	$3.7	$(19.2)	$1,043.0	$(611.8)

Basic and diluted net loss per share	$(0.33)		$(0.64)

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor

	October 31,	January 31,
	2003	2003

	(Unaudited)

	(Millions of dollars,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$109.0	$66.1
Receivables	329.0	276.6
Inventories	180.5	176.6
Prepaid expenses and other	16.5	32.5

Total current assets	635.0	551.8
Property, plant and equipment, net	900.9	951.2
Goodwill	388.8	191.3
Intangible assets, net	226.5	102.6
Other assets	74.3	49.7

Total assets	$2,225.5	$1,846.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
DIP Facility	$—	$49.9
Bank borrowings and other notes	1.6	15.8
Current portion of long-term debt	11.6	40.1
Accounts payable and accrued liabilities	356.6	268.7

Total current liabilities	369.8	374.5
Long-term debt, net of current portion	748.8	61.9
Pension and other long-term liabilities	529.5	334.4
Series A Warrants and Series B Warrants	6.7	—
Redeemable preferred stock of subsidiary	10.3	—
Minority interest	14.5	16.4
Liabilities subject to compromise	—	2,133.8
Commitments and contingencies
Stockholders’ equity (deficit):
Successor preferred stock, 1,000,000 shares authorized, none issued or outstanding at October 31, 2003	—	—
Predecessor preferred stock, 25,000,000 shares authorized, none issued or outstanding at January 31, 2003	—	—
Common stock, par value $0.01 per share:
Successor Voting — 100,000,000 shares authorized; 30,000,000 issued and outstanding at October 31, 2003	0.3	—
Predecessor Voting — 99,000,000 shares authorized; 27,708,419 shares issued; 25,806,969 shares outstanding at January 31, 2003	—	0.3
Predecessor Nonvoting — 5,000,000 shares authorized; 2,649,026 shares issued and outstanding at January 31, 2003	—	—
Additional paid in capital	546.1	235.1
Predecessor common stock in treasury at cost, 1,901,450 shares at January 31, 2003	—	(25.7)
Accumulated deficit	(19.2)	(1,176.9)
Accumulated other comprehensive income (loss)	18.7	(107.2)

Total stockholders’ equity (deficit)	545.9	(1,074.4)

Total liabilities and stockholders’ equity (deficit)	$2,225.5	$1,846.6

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor

	Five Months	Four Months	Nine Months
	Ended	Ended	Ended
	October 31,	May 31,	October 31,
	2003	2003	2002

	(Unaudited)
	(Millions of dollars)
Cash flows from operating activities:
Net income (loss)	$(19.2)	$1,043.0	$(611.8)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	67.1	46.4	96.2
Interest income resulting from fair value adjustment of Series A Warrants and Series B Warrants	(2.6)	—	—
Amortization of deferred financing fees	1.4	1.6	3.9
Change in deferred income taxes	(6.9)	52.6	0.5
Asset impairments and other restructuring charges	19.6	6.4	35.3
Minority interest	1.8	1.2	2.7
Subsidiary preferred stock dividends accrued	0.3	—	—
Compensation expense related to restricted stock units	2.1	—	—
Cumulative effect of change in accounting principle	—	—	554.4
Loss (gain) on sale of assets and businesses	0.3	(0.4)	(0.9)
Changes in operating assets and liabilities:
Receivables	(22.9)	(13.7)	(52.9)
Inventories	14.5	(4.0)	(9.9)
Prepaid expenses and other	4.0	5.2	(3.8)
Accounts payable and accrued liabilities	29.2	(6.9)	15.5
Chapter 11 items:
Reorganization items	—	45.0	34.9
Fresh start accounting adjustments	—	(63.1)	—
Extraordinary gain on debt discharge	—	(1,076.7)	—
Accrued interest on Credit Agreement	—	16.9	36.0
Payments related to Chapter 11 Filings	(34.2)	(22.4)	(56.2)

Cash provided by operating activities	54.5	31.1	43.9

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(41.1)	(26.3)	(69.9)
Purchase of equipment previously leased	—	(23.6)	—
Proceeds from sale of assets and businesses	0.8	0.8	9.1
Purchase of businesses	—	—	(7.2)

Cash used for investing activities	(40.3)	(49.1)	(68.0)

Cash flows from financing activities:
Change in borrowings under DIP Facility	—	(49.9)	41.1
Repayment of note payable	—	(2.0)	—
Changes in bank borrowings	(11.9)	(9.8)	(20.1)
Proceeds from New Senior Notes, net of discount and related fees	—	242.8	—
Proceeds from New Term Loan, net of related fees	—	436.1	—
Prepetition Lenders’ Payment amount	—	(477.3)	—
Payment to holders of Old Senior Notes	—	(13.0)	—
Repayment of long-term debt	(74.0)	—	—
Repayment of New Term Loan	(1.1)	—	—

Cash provided by (used for) financing activities	(87.0)	126.9	21.0
Effect of exchange rate changes on cash and cash equivalents	2.7	4.1	3.3

Increase (decrease) in cash and cash equivalents	(70.1)	113.0	0.2
Cash and cash equivalents at beginning of period	179.1	66.1	45.2

Cash and cash equivalents at end of period	$109.0	$179.1	$45.4

Supplemental data:
Cash paid for interest	10.3	5.8	$12.7
Cash paid for income taxes	15.5	2.9	$6.1

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Five Months Ended October 31, 2003, Four Months Ended May 31, 2003 and
Nine Months Ended October 31, 2002
(Unaudited)
(Millions of Dollars, Unless Otherwise Stated)

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

      In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, as amended by Amendment No. 1 and Waiver to Credit Agreement, dated October 16, 2003 (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt. See Notes (11) and (12).

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Items

      Reorganization items as reported in the consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. During the four months ended May 31, 2003 and the three months and nine months ended October 31, 2002, respectively, reorganization items were as follows (millions of dollars):

	Predecessor

	Four Months	Three Months	Nine Months
	Ended	Ended	Ended
	May 31,	October 31,	October 31,
	2003	2002	2002

Critical employee retention plan provision	$11.7	$0.8	$6.0
Estimated accrued liability for rejected prepetition leases and contracts	—	—	9.5
Professional fees directly related to the Filings	30.8	6.3	20.9
Creditors’ Trust obligation	2.0	—	—
Settlement of prepetition liabilities	—	—	(1.2)
Other	0.5	(0.1)	(0.3)

Total	$45.0	$7.0	$34.9

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

      Based on the Company’s compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court, the aggregate amount of the Restructuring Performance Bonus is $12.1 million. Of the aggregate $12.1 million, approximately $6.0 million was paid in cash on July 1, 2003, and approximately $2.0 million was paid on August 29, 2003 as determined by the Company’s Board of Directors. The remaining portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted units of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units will vest as follows, subject to the participant’s continued employment:

•	one half of the restricted units will vest on the first anniversary of the Effective Date, and;

•	one half of the restricted units will vest on the second anniversary of the Effective Date.

      Cash payments with respect to other reorganization items consisted primarily of professional fees and cure payments and were approximately $20.3 million and $21.2 million during the five months ended October 31, 2003 and the four months ended May 31, 2003, respectively. Cash payments with respect to

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reorganization items were approximately $53.2 million during the nine months ended October 31, 2002, and consisted primarily of professional fee payments, critical vendor payments, the Retention Bonus and a portion of accrued interest and fees under the Company’s prepetition credit agreements.

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

      As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the period ending October 31, 2003 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending May 31, 2003 are presented as the “Predecessor.” Comparative financial statements do not straddle the emergence date because in effect the Successor Company represents a new entity. Per share and share information for the Predecessor Company for all periods presented on the consolidated statement of operations have been omitted as such information is deemed to be not meaningful.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 28, 2003, the Company granted 1,887,162 stock options and 1,258,107 restricted units to certain employees and officers (excluding those restricted shares granted under the CERP), and 65,455 options and 43,637 restricted units to non-employee members of the Company’s Board of Directors under the Long-Term Incentive Plan (see Note (8)). The weighted average exercise price of the stock options was $13.93 per share, which was equal to the fair value on the date of grant. If compensation expense had been determined based on the fair value at the grant date consistent with the method prescribed in SFAS No. 123, the Company’s net loss and loss per share amounts would have been adjusted to the pro forma amounts below:

	Three Months	Five Months
	Ended	Ended
	October 31,	October 31,
	2003	2003

Net loss:
As reported	$(10.0)	$(19.2)
Pro forma	(12.0)	(21.2)
Basic and diluted loss per share:
As reported	$(0.33)	$(0.64)
Pro forma	(0.40)	(0.71)

      As of the Effective Date, all options under the Predecessor Company’s stock option plans were cancelled and those plans were terminated. Accordingly, no pro forma net income (loss) or pro forma earnings (loss) per share have been presented for any of the stock options granted under those terminated plans.

(3)     Fresh Start Accounting

      Pursuant to SOP 90-7, the accounting for the effects of the Company’s reorganization occurred once the Plan of Reorganization was confirmed by the Bankruptcy Court and there were no remaining contingencies material to completing the implementation of the plan. The fresh start accounting principles pursuant to SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the equity of the reorganized Company as of a date selected for financial reporting purposes. As discussed in Note (1), the Debtors emerged from Chapter 11 on June 3, 2003, and the Company selected May 31, 2003 for financial reporting purposes as the date to implement fresh start accounting principles.

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

      The Company’s compromise total enterprise value at the Effective Date was $1,250.0 million, with a total value for common equity of $544.4 million, excluding the estimated fair value of the Preferred Stock and the Series A Warrants and Series B Warrants issued on the Effective Date. The Preferred Stock is classified as a liability in the consolidated balance sheet and referred to as redeemable preferred stock of subsidiary. Under fresh start accounting, the compromise total enterprise value has been allocated to the Company’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations in accordance with SFAS No. 141, “Business Combinations;” any portion not attributed to specific tangible or identified intangible assets has been recorded as an indefinite-lived

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible asset referred to as “reorganization value in excess of amounts allocable to identifiable assets” and reported as goodwill. The valuations required to determine the fair value of certain of the Company’s assets as presented below represent the results of the valuation procedures performed by the Company’s valuation specialist at May 31, 2003.

Compromise Total Enterprise Value; Reorganization Value in Excess of Amounts Allocable to Identifiable Assets (Goodwill)

      The compromise total enterprise value (reorganization value) represents the amount of resources available, or that become available, for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Debtors and the creditors (the “interested parties”). This value along with other terms of the Plan of Reorganization was determined only after extensive arms-length negotiations amongst the interested parties. Each interested party developed its view of what the value should be based primarily upon expected future cash flows of the business after emergence from Chapter 11, discounted at rates reflecting perceived business and financial risks. This value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after restructuring.

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

	(Millions of dollars)

	(Unaudited)
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
Stockholders’ equity (deficit):
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

f) Represents new capitalization structure after giving effect to the Plan of Reorganization. The Company recorded the Series A Warrants and Series B Warrants at fair value. The Company also determined that its Series A Warrants and Series B Warrants met the criteria for classification as liabilities. As such they will be measured at fair value at each reporting period with changes in fair value recognized in interest expense. The Company also has recorded the redeemable preferred stock at fair value which equals the stated liquidation preference. The fair value of the redeemable preferred stock was $10.0 million and the Series A Warrants and Series B Warrants fair value was approximately $9.3 million at emergence. The Series A Warrants and Series B Warrants were valued utilizing the Black-Scholes model that requires the estimation of several variables in the formula. The redeemable preferred stock of subsidiary was valued using a “market/ capitalization approach” that capitalizes the dividend stream of similar instruments issued by a comparative group using capitalization rates that reflect prevailing market yields. The use of this approach provides a range of possible fair values. This range was evaluated by the Company before it selected a capitalization rate of 8% which approximated the mean rate of the comparative group. The use of different valuation techniques could have resulted in different conclusions of the fair value of these instruments.

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

			International
	North American Plans		Plans

	Pension Benefits	Other Benefits	Pension Benefits

Weighted average assumptions:
Discount Rate	5.75%	5.75%	5.0-5.5%
Expected return on plan assets	8.0%	N/A	5.0%
Rate of compensation increase	4.75%	N/A	2.1%

q) Reflects the adjustment to minority interest as a result of fair value adjustments under fresh start accounting.

(4)	Inventories

      The major classes of inventory are as follows (millions of dollars):

	Successor	Predecessor

	October 31,	January 31,
	2003	2003

Raw materials	$43.0	$48.3
Work-in-process	43.0	36.5
Finished goods	56.4	56.2
Spare parts and supplies	38.1	35.6

Total	$180.5	$176.6

(5)	Property, Plant and Equipment

      The major classes of property, plant and equipment are as follows (millions of dollars):

	Successor	Predecessor

	October 31,	January 31,
	2003	2003

Land	$40.0	$30.4
Buildings	204.0	256.0
Machinery and equipment	682.5	1,134.5
Capital lease assets	31.5	—

	958.0	1,420.9
Accumulated depreciation	(57.1)	(469.7)

Property, plant and equipment, net	$900.9	$951.2

(6)	Goodwill and Other Intangible Assets

      Intangible assets and goodwill consist of the following (millions of dollars):

	Successor			Predecessor

	October 31, 2003			January 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Customer relationships and contracts	$160.5	$(3.6)	$156.9	$26.5	$(4.0)	$22.5
Licenses	—	—	—	13.4	(2.4)	11.0
Unpatented technology	32.9	(1.9)	31.0	33.5	(8.8)	24.7
Other	—	—	—	1.9	(1.0)	0.9

	$193.4	$(5.5)	$187.9	$75.3	$(16.2)	$59.1

Non amortized intangible assets:
Tradenames	$38.6			$43.5
Goodwill	$388.8			$191.3

      The Company expects that ongoing amortization expense will approximate between $13 million and $16 million in each of the next five fiscal years.

      As a result of applying fresh start accounting, the changes in the net carrying amount of goodwill during the first nine months of fiscal 2003 represent the elimination of $198.3 million of the Predecessor’s goodwill, the establishment of $390.9 million of the Successor’s goodwill, and the impact of foreign currency translation. Goodwill by segment for the Successor as of October 31, 2003 and for the Predecessor as of January 31, 2003 is presented in Note (13).

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

      The Company will test goodwill for impairment January 31 of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS No. 142.

Valuation of Intangible Assets as a result of Fresh Start Accounting

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

Customer Relationships

      Customer relationships refers to likely new business from existing customers that is not currently booked. Automotive suppliers often receive future business as a result of being the incumbent on a program. Management and its outside valuation consultants had discussions on expected future business based on historic relationships and trends. Economic profit was based on expected future sales with a growth rate of 2% less projected contract sales. The amortization period was based on a review of historical data and discounting of cash flows. The International Components and Commercial Highway valuations were based on a review of projections provided which identified sales generated by existing customers with an attrition rate provided for loss of customers and indicated that no intangible asset existed for these reporting units.

Trade Names

      The “Hayes Lemmerz” trade name was valued using a royalty savings method. It assumes a third party would be willing to pay for the use of a name which represents a cost savings to the Company. Our outside valuation consultants identified other licensing agreements similar to ones that could be used by the Company as a benchmark for royalty rates. Using this data and historical use of the Company’s name, premiums earned on our products, excess earnings analysis and projected profitability identified that the International Wheels reporting unit could economically support a trade name. The name is a perpetual, non-wasting asset and therefore an indefinite life was assigned.

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

(7)	Asset Impairments and Other Restructuring Charges

      In the third quarter of fiscal 2003, the Company updated its sales projections to reflect the termination and balancing out of certain programs. Based on those updated sales projections, and on the impact of improved operating efficiencies resulting from ongoing rationalization of production capacity, the Company determined that its current estimate of future undiscounted cash flows from its Gainesville, Georgia, La Mirada, California and Wabash, Indiana facilities will not be sufficient to recover the respective carrying values of those facilities’ property, plant and equipment. Accordingly, the Company recorded asset impairment losses of $19.6 million in the Successor three months ended October 31, 2003.

      The Company also recorded asset impairment losses and other restructuring charges of $6.4 million in the Predecessor four months ended May 31, 2003 and $10.0 million and $35.3 million in the Predecessor three months and nine months ended October 31, 2002, respectively. Asset impairments and other restructuring charges by segment are as follows:

	Successor

	Three and Five Months Ended October 31, 2003

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$—	$0.8	$—	$0.8
Impairment of machinery, equipment and tooling	12.1	6.7	—	18.8

Total	$12.1	$7.5	$—	$19.6

	Predecessor

	Four Months Ended May 31, 2003

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$0.5	$0.1	$—	$0.6
Impairment of machinery, equipment and tooling	1.5	3.3	—	4.8
Facility closure costs	0.9	—	—	0.9
Severance and other restructuring costs	0.1	—	—	0.1

Total	$3.0	$3.4	$—	$6.4

	Predecessor

	Three and Five Months Ended October 31, 2002

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$0.3	$—	$—	$0.3
Impairment of machinery, equipment and tooling	5.3	—	—	5.3
Severance and other restructuring costs	0.9	—	3.5	4.4

Total	$6.5	$—	$3.5	$10.0

	Predecessor

	Nine Months Ended October 31, 2002

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$0.3	$0.3	$—	$0.6
Impairment of machinery, equipment and tooling	21.8	0.8	—	22.6
Facility closure costs	6.7	—	—	6.7
Severance and other restructuring costs	1.4	—	4.0	5.4

Total	$30.2	$1.1	$4.0	$35.3

Impairment of Facilities

      In the third quarter of fiscal 2003, the Company recorded an estimated asset impairment loss of $0.8 million on the Wabash, Indiana building, which was written down to fair value based on expected proceeds from the sale of such building.

      During the first quarter of fiscal 2003, the Predecessor Company recorded asset impairment losses of $0.6 million to write down the fair value of its Petersburg, Michigan facility and its Thailand greenfield site based on current real estate market conditions. The non-operating Petersburg, Michigan facility is currently held for sale by the Company as of October 31, 2003. The non-operating Thailand greenfield site previously classified as held for sale was sold by the Company in August 2003.

      Based on current real estate market conditions, the Company recorded an asset impairment charge of $0.3 million in the third quarter of fiscal 2002 to write down its Somerset, Kentucky facility to fair value. During the second quarter of fiscal 2002, an impairment charge of $0.3 million was recorded to write down the Petersburg facility to fair value based on real estate market conditions at that time.

Impairment of Machinery, Equipment and Tooling

      In the third quarter of fiscal 2003, the Company recorded estimated impairment losses of $18.8 million on machinery, equipment and production tooling at its Gainesville, Georgia, La Mirada, California and Wabash, Indiana manufacturing facilities. Such investments in fixed assets were written down to fair value.

      In May 2003, the Predecessor Company recorded asset impairment losses of $1.6 million on certain machinery and equipment in its Components segment due primarily to a change in management’s plan for the future use of idled machinery and equipment. Such investments in fixed assets were written down to fair value.

      During the first quarter of fiscal 2003, the Company recorded asset impairment losses of $1.5 million on certain machinery and equipment in its Automotive Wheels segment and $1.7 million in its Components segment due primarily to a change in management’s plan for the future use of idled machinery and equipment. Such investments in fixed assets were written down to fair value.

      During the third quarter of fiscal 2002, the Company recognized asset impairment losses of $5.3 million on certain machinery and equipment in the Automotive Wheel segment due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment due to changes in product mix. Such investments in fixed assets were written down to fair value.

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

Facility Closures

      During the first four months of fiscal 2003, the Predecessor Company recognized additional restructuring charges of $0.9 million related to the closure of its Bowling Green, Kentucky facility. These charges relate to additional plant closure costs and terminated employee health care benefits. Of these and other closure costs previously recognized, approximately $1.3 million remain unpaid as of October 31, 2003 and are expected to be paid during fiscal 2004.

      In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. In connection with the closure of the Somerset facility (which commenced during February 2002), the Company recorded an estimated restructuring charge of $6.7 million in the first quarter of fiscal 2002. This charge included amounts related to lease termination costs and other closure costs including security and maintenance costs subsequent to the shut down date. The amount of the charge related to leases was $3.5 million and was classified as a liability subject to compromise until May 31, 2003. The lease termination costs were ultimately discharged under the Plan of Reorganization upon emergence from Chapter 11. Of the other closure costs, approximately $0.9 million remained unpaid as of October 31, 2003 and are expected to be paid during fiscal 2004.

      In fiscal 2002, the Company offered an early retirement option to approximately 30 employees, of whom 24 accepted by the respective acceptance date. In connection with this early retirement offer, the

Company recorded a charge of $3.4 million primarily related to supplemental retirement benefits and continued medical benefits. The retirement benefit portion of the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans, and will be funded as part of the requirements of those entire plans.

      As part of ongoing restructuring and rationalization of its operations, the Company recorded severance costs of $1.0 million in the third quarter of fiscal 2002, all of which had been paid by October 31, 2002.

Facility Exit Cost and Severance Accruals

      The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above during the nine months ended October 31, 2003 (millions of dollars):

		Severance
	January 31,	and Other			October 31,
	2003	Restructuring		Cash	2003
	Accrual	Charges	Reclassification	Payments	Accrual

Facility exit costs	$12.6	$0.9	$(7.5)	$(3.4)	$2.6
Severance	4.0	—	—	(2.9)	1.1

	$16.6	$0.9	$(7.5)	$(6.3)	$3.7

      Of the remaining $3.7 million of facility exit costs and severance accrued as of October 31, 2003, $2.2 million relates to the company’s Bowling Green and Somerset facilities discussed above, and the remainder relates to the Company’s Petersburg, Michigan facility and various European facilities, which are expected to be paid during fiscal 2004. Of the facility exit costs accrued as of January 31, 2003, $7.5 million relates to lease termination costs which were reclassified to liabilities subject to compromise and ultimately discharged under the Plan of Reorganization upon emergence from Chapter 11.

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

      On July 28, 2003, the Company granted 1,887,162 stock options and 1,258,107 restricted stock units to certain employees and officers, and 65,455 options and 43,637 restricted stock units to non-employee members of the Company’s Board of Directors. The weighted average exercise price of the stock options was $13.93 per share, which was equal to the fair value on the date of grant. The stock options granted to certain employees and officers of the Company vest 25% per year over a four year period. The restricted stock units granted to certain employees and officers of the Company vest one third after three years and the remaining two thirds after four years. The stock options and restricted stock units granted to the non-employee directors vest over a two year period.

      As a result of issuing the restricted stock units discussed above and the restricted stock units issued under the CERP (see Note (1)), the Company will recognize compensation expense of $21.1 million in results of operations over the respective vesting periods. During the three months ended October 31, 2003, the Company recognized $2.1 million of compensation expense related to such restricted stock units.

(9)     Loss Per Share

      Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Weighted average shares outstanding include vested restricted stock units as discussed above (See Note 8). Diluted loss per share is computed by dividing net loss by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants, so long as they are not anti-dilutive.

      Shares outstanding for the three months and five months ended October 31, 2003 were as follows (thousands of shares):

	Three Months	Five Months
	Ended	Ended
	October 31,	October 31,
	2003	2003

Weighted average shares outstanding	30,015	30,009
Dilutive effect of options and warrants	—	—

Diluted shares outstanding	30,015	30,009

      For the three month and five month periods ended October 31, 2003, all options and warrants were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss before cumulative effect of change in accounting principle and extraordinary gain on debt discharge reflected for such periods.

(10)     Comprehensive Income (Loss)

      The components of comprehensive income (loss) for the five months ended October 31, 2003, the four months ended May 31, 2003 and the nine months ended October 31, 2002 are as follows (millions of dollars):

	Successor	Predecessor

	Five Months	Four Months	Nine Months
	Ended	Ended	Ended
	October 31,	May 31,	October 31,
	2003	2003	2002

Net income (loss)	$(19.2)	$1,043.0	$(611.8)
Currency translation adjustments	18.7	31.4	13.6
Elimination of Predecessor equity accounts under fresh start accounting	—	75.8	—
Reclassification adjustment for amount included in fresh start adjustment	—	(75.8)	—

Total comprehensive income (loss)	$(0.5)	$1,074.4	$(598.2)

(11)     Bank Borrowings, Other Notes and Long-Term Debt

Bank Borrowings and Other Notes

      Bank borrowings and other notes of the Successor of $1.6 million at October 31, 2003 consists primarily of short-term credit facilities of the Company’s foreign subsidiaries which bear interest at rates ranging from 1.75% to 27.0%. Bank borrowings and other notes of the Predecessor of $15.8 million at January 31, 2003 consisted of short-term credit facilities of the Company’s foreign subsidiaries which bore interest at rates ranging from 2.25% to 10.75%, and a note issued in conjunction with the purchase of the Company’s Wheland foundry which was repaid on March 7, 2003.

Long-Term Debt

      Long-term debt consists of the following (millions of dollars):

	Successor	Predecessor

	October 31,	January 31,
	2003	2003

DIP Facility	$—	$49.9
Bank term loan facility maturing February 3, 2005, weighted average interest rate of 8.4% at January 31, 2003	—	176.8
Bank revolving credit facility maturing through 2005, weighted average interest rate of 6.9% at January 31, 2003	—	573.8
Various foreign bank and government loans maturing through 2006, weighted average interest rates of 5.8% and 6.1% at October 31, 2003 and January 31, 2003	24.1	91.3
8 1/4% Senior Subordinated Notes due 2008	—	224.3
9 1/8% Senior Subordinated Notes due 2007	—	389.1
11% Senior Subordinated Notes due 2006	—	239.4
11 7/8% Senior Notes due 2006	—	300.0
New Term Loan maturing 2009, weighted average interest rate of 5.7% at October 31, 2003	448.9	—
10 1/2% New Senior Notes, net of discount, due 2010	248.5	—
Mortgage note payable	22.5	—
Capital lease obligations	16.4	10.7

	760.4	2,055.3
Less current portion of DIP Facility	—	49.9
Less current portion of long-term debt	11.6	—
Less current portion not subject to compromise	—	40.1
Less liabilities subject to compromise	—	1,903.4

Long-term debt	$748.8	$61.9

      As discussed in Note (1), the Debtors emerged from Chapter 11 on June 3, 2003. In connection with the Debtors’ emergence on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, which was subsequently amended on October 16, 2003 by amendment No. 1 and Waiver to Credit Agreement to, among other things, reduce the interest rate on the term loan portion of the senior secured credit facility by 100 basis points, (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of

Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

New Credit Facility

      The Term Loan Facility was made available to HLI in a single drawing on the Effective Date, payable in quarterly installments equal to 0.25% of the principal amount outstanding immediately following effectiveness of the Plan of Reorganization with the remaining balance payable on the sixth anniversary of the Effective Date. The first quarterly installment of $1.1 million was paid on October 31, 2003. The Revolving Credit Facility will be available until the fifth anniversary of the Effective Date, on which date all loans outstanding under the Revolving Credit Facility will become due and payable.

      The interest rates per annum under the New Credit Facility will, at HLI’s option, be: (A) for the Term Loan, either the LIBOR rate plus 3.75% or the alternate base rate plus 2.75%; and (B) for the Revolving Credit Facility: (i) for the first two fiscal quarters after the closing date of the New Credit Facility, either the LIBOR rate plus 3.50% or the alternate base rate plus 2.50%, and (ii) thereafter, such higher or lower rates determined by reference to the Company’s leverage ratio.

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

      As of October 31, 2003, there were no outstanding borrowings and approximately $22.5 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at October 31, 2003 was approximately $77.5 million.

New Senior Notes

      HLI issued $250.0 million aggregate principal amount of New Senior Notes on June 3, 2003. The New Senior Notes will mature on June 15, 2010. Interest on the New Senior Notes will accrue at a rate of 10 1/2% per annum and will be payable semi-annually in arrears on June 15 and December 15. On October 30, 2003, HLI commenced its offer to exchange up to $250,000,000 aggregate principal amount of outstanding 10 1/2% Senior Notes due 2010 of HLI for a like principal amount of 10 1/2% Senior Notes due 2010 of HLI. The exchange offer was registered under the Securities Act of 1933, as amended, to satisfy HLI’s obligations under the registration rights agreement entered into by HLI and the initial purchasers of the New Senior Notes. (See Note (15)).

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

      The Indenture provides for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The Indenture also provides that a holder of the New Senior Notes may, under certain circumstances, have the right to require that the Company repurchase such holder’s New Senior Notes upon a change of control of the Company. The New Senior Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally on a senior, unsecured basis by the Company and substantially all of its domestic subsidiaries (see Note (16)).

Other Financing

      In addition to the New Credit Facility and New Senior Notes as described above, the Company had other debt financing of $63.0 million as of October 31, 2003. These included borrowings under various foreign debt facilities in an aggregate amount of $24.1 million, capital lease obligations of $16.4 million and a mortgage note payable of $22.5 million.

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

Recorded Liabilities

      Prior to emergence, on a consolidated basis, recorded liabilities subject to compromise under the Chapter 11 proceedings consisted of the following (millions of dollars):

	May 31,	January 31,
	2003	2003

Accounts payable and accrued liabilities, principally trade	$155.8	$152.1
Credit Agreement:
Term loans	176.8	176.8
Revolving facility	573.8	573.8
Accrued interest	45.2	29.3
Old Senior Notes and Old Senior Subordinated Notes:
Face value	1,152.8	1,152.8
Accrued interest	49.0	49.0

Total	$2,153.4	$2,133.8

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

(13)     Segment Reporting

      The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Other category includes Commercial Highway products, the corporate office and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment. Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is used as a non-GAAP measure of the Company’s primary profitability measure because it excludes fresh start accounting adjustments and reorganization items which do not represent normal operating performance of the Company as these items relate only to the Company’s Chapter 11 Filings and emergence.

      The following tables present revenues and other financial information by business segment (millions of dollars):

	Successor

	As of and for the Three Months Ended October 31, 2003

	Automotive
	Wheels	Components	Other	Total

Net sales	$310.1	$188.8	$32.0	$530.9
Earnings (loss) from operations	10.6	4.8	(1.5)	13.9
Asset impairments and other restructuring charges	(12.1)	(7.5)	—	(19.6)
Goodwill	300.1	88.7	—	388.8
Total assets	1,424.1	619.6	181.8	2,225.5

	Predecessor

	Three Months Ended October 31, 2002

	Automotive
	Wheels	Components	Other	Total

Net sales	$307.8	$203.7	$23.9	$535.4
Earnings (loss) from operations	21.4	17.4	(11.9)	26.9
Reorganization items	(0.1)	—	(6.9)	(7.0)
Fresh start accounting adjustments	—	—	—	—

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$21.5	$17.4	$(5.0)	$33.9

Asset impairments and other restructuring charges	$(6.5)	$—	$(3.5)	$(10.0)

	Successor

	Five Months Ended October 31, 2003

	Automotive
	Wheels	Components	Other	Total

Net sales	$509.4	$299.4	$50.4	$859.2
Earnings (loss) from operations	19.1	3.4	(6.2)	16.3
Asset impairments and other restructuring charges	(12.1)	(7.5)	—	(19.6)

	Predecessor

	Four Months Ended May 31, 2003

	Automotive
	Wheels	Components	Other	Total

Net sales	$403.5	$248.1	$38.2	$689.8
Earnings (loss) from operations	85.4	37.2	(72.1)	50.5
Reorganization items	(0.1)	0.2	(45.1)	(45.0)
Fresh start accounting adjustments	57.9	27.7	(22.5)	63.1

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$27.6	$9.3	$(4.5)	$32.4

Asset impairments and other restructuring charges	$(3.0)	$(3.4)	$—	$(6.4)
Extraordinary gain on debt discharge	81.1	58.3	937.3	1,076.7

	Predecessor

	As of January 31, 2003

	Automotive
	Wheels	Components	Other	Total

Goodwill	$189.6	$—	$1.7	$191.3
Total assets	$1,049.0	$546.4	$251.2	$1,846.6

	Predecessor

	Nine Months Ended October 31, 2002

	Automotive
	Wheels	Components	Other	Total

Net sales	$883.7	$568.6	$73.8	$1,526.1
Earnings (loss) from operations	16.8	22.6	(39.8)	(0.4)
Reorganization items	(9.3)	0.9	(26.5)	(34.9)

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$26.1	$21.7	$(13.3)	$34.5

Asset impairments and other restructuring charges	$(30.2)	$(1.1)	$(4.0)	$(35.3)
Cumulative effect of change in accounting principle	(127.1)	(342.8)	(84.5)	(554.4)

(14)     Taxes on Income

      Income tax expense was $8.7 million for the Successor five months ended October 31, 2003. This expense is the result of tax related to operations in foreign jurisdictions as well as various states.

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

(15)     Subsequent Events

Primary and Secondary Public Offering of New Common Stock

      On November 14, 2003, the Company filed a registration statement on Form S-3 with the SEC covering a primary offering of approximately 5.4 million shares of New Common Stock to be sold by the Company (plus 1,620,000 shares subject to an over-allotment option) and approximately 5.4 million secondary shares of New Common Stock to be sold by AP Wheels, LLC (“AP Wheels”), an affiliate of Apollo Management V, L.P.

      The Company intends to use the net proceeds received from the shares it sells in the offering to repay a portion of its outstanding debt and for general corporate purposes. The Company will not receive any of the net proceeds from the sale of shares by AP Wheels.

Acquisition

      In November 2003, the Company acquired an additional 35% ownership interest in its Turkish joint venture for $13.9 million in cash and will pay an additional $1.1 million in the first quarter of fiscal 2004. As a result of this acquisition, the Company owns 60% of Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., which will be a consolidated subsidiary of the Company beginning in the fourth quarter of fiscal 2003. As part of this transaction, the Company sold an approximate 7.8% interest in another Turkish subsidiary, Hayes Lemmerz-Inci Jant Sanayi A.S., for $2.4 million. This sale reduced the Company’s holdings in Hayes Lemmerz-Inci Jant Sanayi A.S. to 60%.

Exchange Offer

      On November 28, 2003, HLI completed its offer to exchange up to $250,000,000 aggregate principal amount of outstanding 10 1/2% Senior Notes due 2010 of HLI for a like principal amount of 10 1/2% Senior Notes due 2010 of HLI. The exchange offer was registered under the Securities Act of 1933, as amended, to satisfy HLI’s obligations under the registration rights agreement entered into by HLI and the initial purchasers of the New Senior Notes. All of the $250,000,000 aggregate principal amount of the outstanding New Senior Notes were tendered and accepted for exchange.

NASDAQ Listing

      On December 2, 2003, the Company’s New Common Stock began trading on the NASDAQ National Market under the symbol “HAYZ.”

(16)     Condensed Consolidating Financial Statements

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Successor Company
For the Three Months Ended October 31, 2003

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Net sales	$—	$1.1	$303.5	$238.9	$(12.6)	$530.9
Cost of goods sold	—	4.5	268.6	201.1	(12.6)	461.6

Gross profit (loss)	—	(3.4)	34.9	37.8	—	69.3
Marketing, general and administration	—	(0.4)	15.8	11.5	—	26.9
Engineering and product development	—	2.6	2.0	1.6	—	6.2
Equity in (earnings) losses of subsidiaries and joint ventures	8.1	11.2	0.7	—	(20.0)	—
Asset impairments and other restructuring charges	—	—	19.6	—	—	19.6
Other expense (income), net	—	0.1	0.4	2.2	—	2.7

Earnings (loss) from operations	(8.1)	(16.9)	(3.6)	22.5	20.0	13.9
Interest (income) expense, net	1.9	(5.2)	14.7	5.2	—	16.6

Earnings (loss) before subsidiary preferred stock dividends, taxes on income and minority interest	(10.0)	(11.7)	(18.3)	17.3	20.0	(2.7)
Subsidiary preferred stock dividends	—	0.2	—	—	—	0.2

Earnings (loss) before taxes on income and minority interest	(10.0)	(11.9)	(18.3)	17.3	20.0	(2.9)
Income tax provision	—	—	0.6	5.5	—	6.1

Earnings (loss) before minority interest	(10.0)	(11.9)	(18.9)	11.8	20.0	(9.0)

Minority interest	—	—	—	1.0	—	1.0

Net income (loss)	$(10.0)	(11.9)	$(18.9)	$10.8	$20.0	$(10.0)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Predecessor Company
For the Three Months Ended October 31, 2002

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Net sales	$63.0	$266.7	$214.4	$(8.7)	$535.4
Cost of goods sold	58.6	236.6	178.2	(8.7)	464.7

Gross profit (loss)	4.4	30.1	36.2	—	70.7
Marketing, general and administration	3.2	10.0	10.3	—	23.5
Engineering and product development	1.3	2.3	1.5	—	5.1
Equity in (earnings) losses of subsidiaries and joint ventures	(16.8)	—	—	16.8	—
Asset impairments and other restructuring charges	4.7	4.1	1.2	—	10.0
Other expense (income), net	(0.5)	(1.4)	0.1	—	(1.8)
Reorganization items	6.9	0.3	(0.2)	—	7.0

Earnings (loss) from operations	5.6	14.8	23.3	(16.8)	26.9
Interest expense, net	3.0	10.2	5.8	—	19.0

Earnings (loss) before taxes on income and minority interest	2.6	4.6	17.5	(16.8)	7.9
Income tax provision	(1.1)	0.5	3.6	—	3.0

Earnings (loss) before minority interest	3.7	4.1	13.9	(16.8)	4.9
Minority interest	—	—	1.2	—	1.2

Net income (loss)	$3.7	$4.1	$12.7	$(16.8)	$3.7

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Successor Company
For the Five Months Ended October 31, 2003

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Net sales	$—	$1.9	$463.0	$412.7	$(18.4)	$859.2
Cost of goods sold	—	8.4	419.0	351.5	(18.4)	760.5

Gross profit (loss)	—	(6.5)	44.0	61.2	—	98.7
Marketing, general and administration	—	2.1	24.9	20.6	—	47.6
Engineering and product development	—	4.1	3.3	3.0	—	10.4
Equity in (earnings) losses of subsidiaries and joint ventures	21.8	19.9	1.0	—	(42.7)	—
Asset impairments and other restructuring charges	—	—	19.6	—	—	19.6
Other expense (income), net	—	0.3	(0.4)	4.9	—	4.8

Earnings (loss) from operations	(21.8)	(32.9)	(4.4)	32.7	42.7	16.3
Interest (income) expense, net	(2.6)	(7.6)	23.2	11.7	—	24.7

Earnings (loss) before subsidiary preferred stock dividends, taxes on income and minority interest	(19.2)	(25.3)	(27.6)	21.0	42.7	(8.4)
Subsidiary preferred stock dividends	—	0.3	—	—	—	0.3

Earnings (loss) before taxes on income and minority interest	(19.2)	(25.6)	(27.6)	21.0	42.7	(8.7)
Income tax provision	—	—	1.1	7.6	—	8.7

Earnings (loss) before minority interest	(19.2)	(25.6)	(28.7)	13.4	42.7	(17.4)

Minority interest	—	—	—	1.8	—	1.8

Net income (loss)	$(19.2)	$(25.6)	$(28.7)	$11.6	$42.7	$(19.2)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Predecessor Company
For the Four Months Ended May 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Net sales	$61.0	$330.3	$307.0	$(8.5)	$689.8
Cost of goods sold	61.3	297.6	260.9	(8.5)	611.3

Gross profit (loss)	(0.3)	32.7	46.1	—	78.5
Marketing, general and administration	2.6	16.3	16.1	(1.5)	33.5
Engineering and product development	2.9	2.8	2.4	—	8.1
Equity in (earnings) losses of subsidiaries and joint ventures	(132.1)	(7.9)	(0.1)	140.1	—
Asset impairments and other restructuring charges	0.3	4.9	1.2	—	6.4
Other expense (income), net	(0.3)	(1.4)	(1.0)	0.8	(1.9)
Fresh Start accounting adjustments	—	(18.9)	(44.2)	—	(63.1)
Reorganization items	13.3	31.7	—	—	45.0

Earnings (loss) from operations	113.0	5.2	71.7	(139.4)	50.5
Interest expense, net	2.8	16.4	3.5	—	22.7

Earnings (loss) before taxes on income, minority interest and extraordinary gain on debt discharge	110.2	(11.2)	68.2	(139.4)	27.8
Income tax provision	(0.3)	7.4	53.2	—	60.3

Earnings (loss) before minority interest and extraordinary gain on debt discharge	110.5	(18.6)	15.0	(139.4)	(32.5)
Minority interest	—	—	1.2	—	1.2

Earnings (loss) before extraordinary gain on debt discharge	110.5	(18.6)	13.8	(139.4)	(33.7)
Extraordinary gain on debt discharge	932.5	142.9	1.3	—	1,076.7

Net income (loss)	$1,043.0	$124.3	$15.1	$(139.4)	$1,043.0

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Predecessor Company
For the Nine Months Ended October 31, 2002

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Net sales	$180.6	$761.7	$606.9	$(23.1)	$1,526.1
Cost of goods sold	180.6	701.8	513.2	(23.5)	1,372.1

Gross profit (loss)	—	59.9	93.7	0.4	154.0
Marketing, general and administration	11.3	32.9	29.9	—	74.1
Engineering and product development	3.5	7.6	4.5	—	15.6
Equity in (earnings) losses of subsidiaries and joint ventures	546.2	(7.8)	(0.7)	(537.7)	—
Asset impairments and other restructuring charges	5.7	27.4	2.2	—	35.3
Other expense (income), net	3.8	(4.7)	(4.6)	—	(5.5)
Reorganization items	26.6	8.3	—	—	34.9

Earnings (loss) from operations	(597.1)	(3.8)	62.4	538.1	(0.4)
Interest expense, net	5.8	31.5	16.4	—	53.7

Earnings (loss) before taxes on income, minority interest and cumulative effect of change in accounting principle	(602.9)	(35.3)	46.0	538.1	(54.1)
Income tax provision	(13.8)	1.4	13.0	—	0.6

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	(589.1)	(36.7)	33.0	538.1	(54.7)
Minority interest	—	—	2.7	—	2.7

Earnings (loss) before cumulative effect of change in accounting principle	(589.1)	(36.7)	30.3	538.1	(57.4)
Cumulative effect of change in accounting principle	(22.7)	(498.5)	(33.2)	—	(554.4)

Net income (loss)	$(611.8)	$(535.2)	$(2.9)	$538.1	$(611.8)

CONDENSED CONSOLIDATING BALANCE SHEETS
Successor Company
As of October 31, 2003

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)
	(Unaudited)
Cash and cash equivalents	$—	$18.3	$—	$90.7	$—	$109.0
Receivables	—	3.5	141.7	183.8	—	329.0
Inventories	—	5.7	86.8	91.1	(3.1)	180.5
Prepaid expenses and other	—	39.0	12.3	7.2	(42.0)	16.5

Total current assets	—	66.5	240.8	372.8	(45.1)	635.0
Net property, plant and equipment	—	31.7	358.2	511.0	—	900.9
Goodwill and other assets	554.4	1,551.3	172.1	313.9	(1,902.1)	689.6

Total assets	$554.4	$1,649.5	$771.1	$1,197.7	$(1,947.2)	$2,225.5

Bank borrowings and other notes	$—	$—	$—	$1.6	$—	$1.6
Current portion of long-term debt	—	4.5	—	7.1	—	11.6
Accounts payable and accrued liabilities	—	91.0	100.1	207.0	(41.5)	356.6

Total current liabilities	—	95.5	100.1	215.7	(41.5)	369.8
Long-term debt, net of current portion	—	715.4	8.4	25.0	—	748.8
Pension and other long-term liabilities	—	272.2	1.1	256.2	—	529.5
Series A Warrants and Series B Warrants	6.7	—	—	—	—	6.7
Redeemable preferred stock of subsidiary	—	10.3	—	—	—	10.3
Minority interest	—	—	—	14.5	—	14.5
Parent loans	1.8	14.2	(1.0)	276.0	(291.0)	—
Common stock	0.3	—	—	—	—	0.3
Additional paid-in capital	546.1	555.7	691.5	392.5	(1,639.7)	546.1
Retained earnings (accumulated deficit)	(19.2)	(25.6)	(28.7)	11.6	42.7	(19.2)
Accumulated other comprehensive loss	18.7	11.8	(0.3)	6.2	(17.7)	18.7

Total stockholders’ equity	545.9	541.9	662.5	410.3	(1,614.7)	545.9

Total liabilities and stockholder’s equity	$554.4	$1,649.5	$771.1	$1,197.7	$(1,947.2)	$2,225.5

CONDENSED CONSOLIDATING BALANCE SHEETS
Predecessor Company
As of January 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)
Cash and cash equivalents	$13.3	$—	$52.8	$—	$66.1
Receivables	29.9	98.9	147.8	—	276.6
Inventories	26.1	72.2	78.3	—	176.6
Prepaid expenses and other	4.9	20.7	6.9	—	32.5

Total current assets	74.2	191.8	285.8	—	551.8
Net property, plant and Equipment	111.5	393.2	446.5	—	951.2
Goodwill and other assets	378.5	172.4	269.3	(476.6)	343.6

Total assets	$564.2	$757.4	$1,001.6	$(476.6)	$1,846.6

DIP Facility	$49.9	$—	$—	$—	$49.9
Bank borrowings and other notes	—	2.0	13.8	—	15.8
Current portion of long-term Debt	—	—	40.1	—	40.1
Accounts payable and accrued Liabilities	58.9	59.1	172.0	(21.3)	268.7

Total current liabilities	108.8	61.1	225.9	(21.3)	374.5
Long-term debt, net of current Portion	—	—	61.9	—	61.9
Pension and other long-term Liabilities	106.2	51.7	176.5	—	334.4
Minority interest	—	—	16.4	—	16.4
Parent loans	(598.2)	411.3	186.9	—	—
Liabilities subject to Compromise	2,021.8	110.5	1.5	—	2,133.8
Common stock	0.3	—	—	—	0.3
Additional paid-in capital	235.1	1,144.9	328.3	(1,473.2)	235.1
Common stock in treasury at Cost	(25.7)	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(1,176.9)	(951.9)	67.8	884.1	(1,176.9)
Accumulated other comprehensive Loss	(107.2)	(70.2)	(63.6)	133.8	(107.2)

Total stockholders’ equity (deficit)	(1,074.4)	122.8	332.5	(455.3)	(1,074.4)

Total liabilities and stockholder’s equity (deficit)	$564.2	$757.4	$1,001.6	$(476.6)	$1,846.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Successor Company
For the Five Months Ended October 31, 2003

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Cash flows provided by (used for) operating activities	$—	$(9.4)	$26.1	$37.8	$—	$54.5
Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	—	(1.9)	(22.5)	(16.7)	—	(41.1)
Proceeds from sale of assets and businesses	—	0.2	0.1	0.5	—	0.8

Cash used for investing activities	—	(1.7)	(22.4)	(16.2)	—	(40.3)

Cash flows from financing activities:
Increase in bank borrowings, revolving facility and DIP facility	—	—	—	(11.9)	—	(11.9)
Repayment of Term Debt	—	—	—	(1.1)	—	(1.1)
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	—	—	—	(74.0)	—	(74.0)

Cash used for financing activities	—	—	—	(87.0)	—	(87.0)
Increase (decrease) in parent loans and advances	—	(78.6)	(3.4)	82.0	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	2.7	—	2.7

Net increase (decrease) in cash and cash equivalents	—	(89.7)	0.3	19.3	—	(70.1)
Cash and cash equivalents at beginning of period	—	108.0	(0.3)	71.4	—	179.1

Cash and cash equivalents at end of period	$—	$18.3	$—	$90.7	$—	$109.0

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Predecessor Company
For the Four Months Ended May 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Cash flows provided by (used for) operating activities	$(7.5)	$14.7	$23.9	$—	$31.1
Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(24.9)	(15.4)	(9.6)	—	(49.9)
Proceeds from sale of non-core Businesses	—	0.5	0.3	—	0.8
Purchase of businesses	—	—	—	—	—
Other, net	—	—	—	—	—

Cash provided by (used for) investing activities	(24.9)	(14.9)	(9.3)	—	(49.1)

Cash flows from financing activities:
Increase in bank borrowings, revolving facility and DIP facility	(49.9)	—	—	—	(49.9)
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	178.8	(2.0)	—	—	176.8

Cash provided by (used for) financing Activities	128.9	(2.0)	—	—	126.9
Increase (decrease) in parent loans and Advances	(1.9)	2.2	(0.3)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	4.1	—	4.1

Net increase (decrease) in cash and cash equivalents	94.6	—	18.4	—	113.0
Cash and cash equivalents at beginning of period	13.3	—	52.8	—	66.1

Cash and cash equivalents at end of Period	$107.9	$—	$71.2	$—	$179.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Predecessor Company
For the Nine Months Ended October 31, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Cash flows provided by (used for) operating activities	$(11.7)	$6.7	$48.9	$—	$43.9
Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(6.6)	(33.4)	(29.9)	—	(69.9)
Proceeds from sale of non-core businesses	—	0.8	8.3	—	9.1
Purchase of businesses	—	(2.1)	(5.1)	—	(7.2)

Cash provided by (used for) investing activities	(6.6)	(34.7)	(26.7)	—	(68.0)
Cash flows from financing activities:
Increase in bank borrowings, revolving facility and DIP facility	41.1	—	(20.1)	—	21.0
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	—	1.0	(1.0)	—	—

Cash provided by (used for) financing activities	41.1	1.0	(21.1)	—	21.0
Increase (decrease) in parent loans and advances	(22.2)	27.0	(4.8)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	3.3	—	3.3

Net increase (decrease) in cash and cash equivalents	0.6	—	(0.4)	—	0.2
Cash and cash equivalents at beginning of period	11.3	0.4	33.5	—	45.2

Cash and cash equivalents at end of period	$11.9	$0.4	$33.1	$—	$45.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, which was subsequently amended on October 16, 2003 by Amendment No. 1 and Waiver to Credit Agreement, to, among other things, reduce the interest rate on the term loan portion of the senior secured credit facility by 100 basis points, (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

Reorganization Items

      Reorganization items as reported in the consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. During the four months ended May 31, 2003 and the three months and nine months ended October 31, 2002, respectively, reorganization items were as follows (millions of dollars):

	Predecessor

	Four Months	Three Months	Nine Months
	Ended	Ended	Ended
	May 31,	October 31,	October 31,
	2003	2002	2002

Critical employee retention plan provision	$11.7	$0.8	$6.0
Estimated accrued liability for rejected prepetition leases and contracts	—	—	9.5
Professional fees directly related to the Filing	30.8	6.3	20.9
Creditors’ Trust obligation	2.0	—	—
Settlement of prepetition liabilities	—	—	(1.2)
Other	0.5	(0.1)	(0.3)

Total	$45.0	$7.0	$34.9

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

      Based on the Company’s compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court, the aggregate amount of the Restructuring Performance Bonus is $12.1 million. Of the aggregate $12.1 million, approximately $6.0 million was paid in cash on July 1, 2003, and approximately $2.0 million was paid on August 29, 2003 as determined by the Company’s Board of Directors. The remaining portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted units of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units will vest as follows, subject to the participant’s continued employment:

•	one half of the restricted units will vest on the first anniversary of the Effective Date, and;

•	one half of the restricted units will vest on the second anniversary of the Effective Date.

      Cash payments with respect to other reorganization items consisted primarily of professional fees and cure payments and were approximately $20.3 million and $21.2 million during the five months ended October 31, 2003 and the four months ended May 31, 2003, respectively. Cash payments with respect to reorganization items were approximately $53.2 million during the nine months ended October 31, 2002, and consisted primarily of professional fee payments, critical vendor payments, the Retention Bonus and a portion of accrued interest and fees under the Company’s prepetition credit agreements.

      As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the period ending October 31, 2003 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending May 31, 2003 are presented as the “Predecessor.” Comparative financial statements do not straddle the Effective Date because in effect the Successor Company represents a new entity. As a result of applying fresh start accounting the Successor will have increased depreciation and amortization expense, no reorganization items, no fresh start accounting adjustments and lower interest expense in comparison to the Predecessor. Depreciation expense of the Successor is expected to be approximately $7.5 million higher annually resulting from: (a) an increase in the carrying value of certain plant, equipment and tooling to fair value under fresh start accounting; (b) revisions to remaining estimated useful lives under fresh start accounting; and (c) the increase in the carrying value of other property, plant, equipment and tooling from refinancing certain synthetic leases. Amortization expense of the Successor is expected to be approximately $10.4 million higher annually resulting from an increase in the carrying value of definite-lived intangible assets to fair value under fresh start accounting. Interest expense is expected to decrease resulting from the Successor’s new capital structure.

      For purposes of the periods presented in Management’s Discussion and Analysis of Financial Condition and Result of Operations, the Successor five months ended October 31, 2003 and the Predecessor four months ended May 31, 2003 have been combined for convenience of discussion and are collectively referred to as “fiscal 2003 nine months.”

Results of Operations

      Sales of the Company’s wheels, wheel-end attachments, aluminum structural components and brake components produced in North America are directly affected by the overall level of passenger car, light truck and commercial highway vehicle production of North American OEMs and the relative performance of its customers’ product lines in the North American market. The Company’s sales of its wheels and automotive castings in foreign locations are directly affected by the overall vehicle production in those locations and the relative performance of its customers’ product lines in those markets. The North American and European automotive industries are sensitive to the overall strength of their respective economies.

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

Net Sales

	Three Months Ended October 31,

	2003	2002	$ Change

	(millions)
Automotive Wheels	$310.1	$307.8	$2.3
Components	188.8	203.7	(14.9)
Other	32.0	23.9	8.1

Total	$530.9	$535.4	$(4.5)

      The Company’s net sales for the third quarter of fiscal 2003 decreased $4.5 million from $535.4 million in the third quarter of 2002 to $530.9 million in the third quarter of 2003. After adjusting for the net impact of favorable exchange rate fluctuations, relative to the U.S. dollar, net sales for the third quarter of 2003 declined 6.3% or approximately $34 million as compared to the same period in 2002.

      Net sales from the Company’s Automotive Wheels segment increased $2.3 million to $310.1 million in the third quarter of fiscal 2003 from $307.8 million in the third quarter of fiscal 2002. The net impact of favorable foreign exchange rate fluctuations, relative to the U.S. dollar, increased sales by approximately $25 million. This was partially offset by lower industry production volumes globally, which decreased sales by approximately $23 million.

      Net sales from Components decreased $14.9 million to $188.8 million in the third quarter of 2003 from $203.7 in the same quarter in 2002. The net impact of lower unit volumes primarily due to lower industry production and the expiration of certain programs decreased net sales by approximately $28 million. These reductions were partially offset by favorable product mix and favorable fluctuations in foreign exchange rates, which increased net sales by approximately $14 million and $4 million, respectively.

      Other net sales increased $8.1 million to $32.0 million in the third quarter of 2003 from $23.9 million in the third quarter of 2002. This increase is primarily due to increased volumes in the Company’s commercial highway and aftermarket operations.

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items

	Three Months
	Ended
	October 31,

	2003	2002

Earnings (loss) from operations	$13.9	$26.9
Excluding:
Fresh start accounting adjustments	—	—
Reorganization items	—	7.0

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$13.9	$33.9

      Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is used as a non-GAAP measure of the Company’s primary profitability measure because it excludes fresh start accounting adjustments and reorganization items which do not represent normal operating performance of the Company as these items relate only to the Company’s Chapter 11 Filings and emergence.

      The following tables present earnings (loss) from operations excluding fresh start adjustments and reorganization items, as well as other information by segment:

	Three Months Ended October 31, 2003

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$10.6	$4.8	$(1.5)	$13.9
Fresh start accounting adjustments	—	—	—	—
Reorganization items	—	—	—	—
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$—	$0.8	$—	$0.8
Impairment of machinery, equipment and tooling	12.1	6.7	—	18.8

Total	$12.1	$7.5	$—	$19.6

	Three Months Ended October 31, 2002

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$21.5	$17.4	$(5.0)	$33.9
Reorganization items	(0.1)	—	(6.9)	(7.0)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(0.3)	$—	$—	$(0.3)
Impairment of machinery, equipment and tooling	(5.3)	—	—	(5.3)
Severance and other restructuring costs	(0.9)	—	(3.5)	(4.4)

Total	$(6.5)	$—	$(3.5)	$(10.0)

      Earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $20.0 million in the third quarter of fiscal 2003 to $13.9 million, from $33.9 million in the third quarter of 2002. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by approximately $23 million from the third quarter of fiscal 2002.

      Earnings from operations excluding fresh start accounting adjustments and reorganization items from the Company’s Automotive Wheels operations decreased $10.9 million in the third quarter of fiscal 2003 from the same period in fiscal 2002. The decrease in third quarter fiscal 2003 earnings, compared to the same period in 2002, is primarily attributable to approximately $6 million higher asset impairment losses and approximately $4 million higher depreciation and amortization expense. In the third quarter of fiscal 2003, the Company recorded asset impairment losses of $12.1 million based on its most recent sales projections, which estimated that the future undiscounted cash flows from its La Mirada, California and Gainesville, Georgia manufacturing facilities would not be sufficient to recover the carrying value of the fixed assets at those facilities. During the third quarter of 2002 the Company recognized asset impairments losses and other restructuring charges of $6.5 million primarily due to a change in management’s plans for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment due to changes in product mix. Depreciation and amortization expense is higher due primarily to the Company’s adoption of fresh start accounting upon emergence from Chapter 11. Lower OEM production requirements reduced earnings from operations during the third quarter of fiscal 2003, as compared to the same period in 2002.

      Components earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $12.6 million in the third quarter of fiscal 2003 compared to the same period in fiscal 2002. In the third quarter of fiscal 2003, the Company recorded asset impairment losses of $7.5 million at its Wabash, Indiana facility based on its most recent sales projections, which estimated that the future undiscounted cash flows would not be sufficient to recover the carrying value of the fixed assets at that facility. Lower OEM production requirements reduced earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $9 million in the Company’s Components segment during the third quarter of fiscal 2003, as compared to the third quarter of fiscal 2002. Components also recorded $5 million higher depreciation and amortization expense, due primarily to the Company’s adoption of fresh start accounting during emergence from Chapter 11. These reductions were partially offset by favorable product mix and improved operating performance at the Company’s Montague, Michigan facility which increased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $9 million. The Montague facility incurred abnormally high start-up costs and inefficiencies associated with new program launches during fiscal 2002.

      The Company’s Other segment recorded an increase in earnings from operations excluding fresh start accounting adjustments and reorganization of $3.5 million, up from a loss of $5 million during the third quarter of fiscal 2002. In the third quarter of fiscal 2002, the Company’s Other segment recorded $3.5 million in restructuring charges primarily related to supplemental retirement benefits and continued medical benefits.

Interest Expense, net

      Interest expense was $16.6 million for the third quarter of fiscal 2003 and $19.0 million for the third quarter of fiscal 2002. Interest expense between the two periods is not comparable because of the Company’s new capital structure established upon emergence from Chapter 11. See Notes (1) and (11) to the consolidated financial statements included herein regarding the Company’s new capital structure.

      Additionally, interest expense, net, for the third quarter of fiscal 2003 includes a $1.9 million increase to interest income as the result of adjusting to fair value the Company’s outstanding Series A Warrants and Series B Warrants, which are recorded as liabilities on the consolidated balance sheet as of October 31, 2003.

Income Taxes

      Income tax expense was $6.1 million for the third quarter of fiscal 2003, and is the result of taxes related to operations in foreign jurisdictions as well as in various states. The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no United States federal income tax benefit recorded against current losses.

Nine Months Ended October 31, 2003 Compared to Nine Months Ended October 31, 2002

Net Sales

	Nine Months Ended October 31,

	2003	2002	$ Change

	(millions)
Automotive Wheels	$913.0	$883.7	$29.3
Components	547.5	568.6	(21.1)
Other	88.5	73.8	14.7

Total	$1,549.0	$1,526.1	$22.9

      The Company’s net sales for the nine months ended October 31, 2003 increased $22.9 million from $1,526.1 million in the nine months ended October 31, 2002 to $1,549.0 million in the nine months ended October 31, 2003. After adjusting for the net impact of favorable exchange rate fluctuations, relative to the U.S. dollar, net sales for the first nine months of 2003 declined 4.9% or approximately $74 million as compared to the same period in 2002.

      Net sales from the Company’s Automotive Wheels segment increased $29.3 million to $913.0 million during the first nine months of fiscal 2003 from $883.7 million during the first nine months of fiscal 2002. The Company’s net sales were favorably impacted by favorable foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by approximately $81 million, and a favorable product mix. This increase was partially offset by decreased unit pricing and lower customer production requirements in North America, primarily due to the termination and balancing out of certain programs.

      Net sales from Components decreased $21.1 million to $547.5 million during the first nine months of 2003 from $568.6 million during the same period in 2002. The decrease in Components net sales was primarily due to lower customer production requirements, the termination and balancing out of certain programs and lower unit pricing, and was partially offset by a more favorable product mix primarily at the Company’s Montague, Michigan facility, which launched several new programs in 2002. The impact of the closure of the Company’s Petersburg, Michigan facility and the sale of the Company’s Maulbronn, Germany foundry during the first nine months of fiscal 2002 reduced net sales by approximately $16 million during the first nine months of 2003 compared to the same period in fiscal 2002. This was partially offset by the impact of favorable foreign exchange rate fluctuations, which increased net sales by approximately $14 million.

      Other net sales increased $14.7 million to $88.5 million during the first nine months of 2003 from $73.8 million during the first nine months of 2002 due primarily to higher volumes in the Company’s commercial highway and aftermarket operations.

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items

	Nine Months
	Ended
	October 31,

	2003	2002

Earnings (loss) from operations	$66.8	$(0.4)
Excluding:
Fresh start accounting adjustments	(63.1)	—
Reorganization items	45.0	34.9

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$48.7	$34.5

      The following tables present earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items, as well as other information by segment:

	Nine Months Ended October 31, 2003

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start and reorganization items	$46.7	$12.7	$(10.7)	$48.7
Fresh start adjustments	57.9	27.7	(22.5)	63.1
Reorganization items	(0.1)	0.2	(45.1)	(45.0)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(0.5)	$(0.9)	$—	$(1.4)
Impairment of machinery, equipment and tooling	(13.6)	(10.0)	—	(23.6)
Facility closure costs	(0.9)	—	—	(0.9)
Severance and other restructuring costs	(0.1)	—	—	(0.1)

Total	$(15.1)	$(10.9)	$—	$(26.0)

	Nine Months Ended October 31, 2002

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start and reorganization items	$26.1	$21.7	$(13.3)	$34.5
Reorganization items	(9.3)	0.9	(26.5)	(34.9)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(0.3)	$(0.3)	$—	$(0.6)
Impairment of machinery, equipment and tooling	(21.8)	(0.8)	—	(22.6)
Facility closure costs	(6.7)	—	—	(6.7)
Severance and other restructuring costs	(1.4)	—	(4.0)	(5.4)

Total	$(30.2)	$(1.1)	$(4.0)	$(35.3)

      The Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items increased by $14.2 million in the first nine months of fiscal 2003 to $48.7 million, up from earnings of $34.5 million in the first nine months of 2002. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items increased by approximately $6 million from the first nine months of 2002.

      Earnings from operations excluding fresh start accounting adjustments and reorganization items at the Company’s Automotive Wheels operations increased $20.6 million from the first nine months of fiscal 2002 compared to the same period in 2003. During the first nine months of fiscal 2003, Automotive Wheels recorded asset impairment losses and restructuring charges of $15.1 million primarily related to its La Mirada, California and Gainesville, Georgia manufacturing facilities. During the first nine months of fiscal 2002, Automotive Wheels recorded $30.2 million of asset impairment losses and other restructuring charges primarily due to asset impairment losses of $15.5 million at its La Mirada, California facility, $3.3 million of impairment losses at its Sedalia, Missouri and $2.2 million at the Company’s Howell, Michigan facility, as well as $6.7 million in facility closure costs related to its Somerset, Kentucky facility. Automotive Wheels recorded asset impairment losses when it determined, based on its most recent sales projections, that its current estimate of the future undiscounted cash flows from the facilities would not be sufficient to recover the carrying value of that facility’s fixed assets and production tooling and also when management’s plan for the future use of machinery and equipment changed. The charges recorded at Somerset included amounts related to lease termination costs and other closure costs subsequent to the shut down date. The remaining increase in earnings from the Company’s Automotive Wheels operations excluding fresh start accounting adjustments and reorganization items is due primarily to improved operating performance and favorable fluctuations in foreign exchange rates relative to the U.S. dollar which improved earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $12 million and $7 million, respectively. This was partially offset by lower OEM production requirements in North America and higher depreciation and amortization expense, which decreased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $8 million and $5 million, respectively. Earnings from operations excluding fresh start accounting adjustments and reorganization items for the nine months ended October 31, 2003 also includes the $3.6 million fair value adjustment to inventory included in the Successor’s opening balance sheet which negatively impacted earnings.

      Components earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $9.0 million in the first nine months of fiscal 2003 compared to the same period in fiscal 2002. During the first nine months of fiscal 2002 and 2003, Components recorded asset impairment losses of $1.1 million and $10.9 million respectively. Components recorded asset impairment losses when it determined, based on its most recent sales projections, that its current estimate of the future undiscounted cash flows from the Wabash, Indiana facility would not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. Improved operating performance primarily at the Company’s Montague, MI facility and European Components operations increased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $29 million during the first nine months of 2003. This increase was offset by lower OEM production requirements and higher depreciation and amortization expense, due primarily to the Company’s adoption of fresh start accounting during emergence from Chapter 11, which decreased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $18 million and $12 million, respectively.

      Other loss from operations excluding fresh start accounting adjustments and reorganization items was $10.7 million in the first nine months of fiscal 2003 compared to $13.3 million in the same period in 2002. This difference is due primarily to $4.0 million of restructuring costs recorded in the nine month period ended October 31, 2002.

Interest Expense, net

      Interest expense was $47.4 million for the first nine months of fiscal 2003 and $53.7 million for the same period of fiscal 2002. Interest expense amounts between the two periods are not comparable, due to the Company’s new capital structure established upon emergence from Chapter 11. See Notes (1) and

(11) to the consolidated financial statements included herein regarding the Company’s new capital structure.

      Additionally, interest expense, net, for the first nine months of fiscal 2003 includes a $2.6 million net reduction to interest expense as the result of adjusting to fair value the Company’s outstanding Series A Warrants and Series B Warrants, which are recorded as liabilities on the consolidated balance sheet as of October 31, 2003.

Income Taxes

      Income tax expense was $69.0 million for the first nine months of fiscal 2003. This expense is the result of deferred taxes related to fresh start accounting adjustments in foreign jurisdictions, $6.5 million of state tax related to the merger between the Predecessor and HLI, and tax related to operations in foreign jurisdictions as well as in various states. The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no United States federal income tax benefit recorded against current losses.

Net Income (Loss)

      The net income for the nine months ended October 31, 2003 includes an extraordinary gain on discharge of debt of $1,076.7 million realized upon emergence from Chapter 11. The net loss for the nine months ended October 31, 2002 includes the cumulative effect of change in accounting principle of $554.4 million related to the adoption of SFAS No. 142 and the impairment of goodwill of the Predecessor.

Liquidity and Capital Resources

Cash Flows

      The Company’s operations provided $85.6 million in cash in the first nine months of fiscal 2003 compared to $43.9 million in the first nine months of fiscal 2002. This increase is partially due to the improvement in domestic vendor payment terms, decreased inventory levels and higher profits, offset by higher tax and interest payments.

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

      Capital expenditures for the first nine months of fiscal 2003 were $67.4 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates capital expenditures for fiscal 2003 will be approximately $115 million to $125 million relating primarily to meeting demand for new vehicle platforms and supporting maintenance and cost reduction programs.

      The Company anticipates capital expenditures for fiscal 2004 will be approximately $140 million relating primarily to meeting demand for new vehicle platforms and supporting maintenance and cost reduction programs.

Other Liquidity Matters

      On November 13, 2003, the Company acquired an additional 35% ownership interest in its Turkish joint venture for $13.9 million in cash and will pay an additional $1.1 million in the first quarter of fiscal

2004. As a result of this acquisition, the Company owns 60% of the subsidiary, Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., which will be a consolidated subsidiary of the Company beginning in the fourth quarter of fiscal 2003. As part of this transaction, the Company sold an approximate 7.8% interest in another Turkish subsidiary, Hayes Lemmerz — Inci Jant Sanayi A.S., for $2.4 million. This sale reduced the Company’s holdings in Hayes Lemmerz — Inci Jant Sanayi A.S. to 60%.

      As more fully discussed above, on June 3, 2003, in connection with the Company’s emergence from Chapter 11, HLI entered into the $550.0 million New Credit Facility, consisting of the $450.0 million New Term Loan and the $100.0 million Revolving Credit Facility. HLI also issued an aggregate of $250.0 million New Senior Notes. The Company and substantially all of its material direct and indirect domestic subsidiaries have guaranteed HLI’s obligations under the New Credit Facility, and the Company and substantially all of its domestic subsidiaries have guaranteed HLI’s obligations under the New Senior Notes. The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization. As of October 31, 2003, there were no outstanding borrowings and $22.5 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the revolving credit facility at October 31, 2003 was approximately $77.5 million. As more fully discussed in Note (15), Subsequent Events, to the consolidated financial statements included herein, the Company intends to use the net proceeds it receives in a proposed primary offering of its New Common Stock to repay a portion of its outstanding debt and for general corporate purposes.

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

      Certain of the Company’s operating leases covering leased assets with an original cost of approximately $68.0 million contained provisions which, if certain events occur or conditions were met, including termination of the lease, might require the Company to purchase or re-sell the leased assets within a specified period of time, generally one year, based on amounts specified in the lease agreements. In connection with the Company’s emergence from Chapter 11, the Company purchased these assets for $23.6 million.

Outlook

      The Company derived approximately half of its fiscal 2002 net sales on a worldwide basis from Ford, DaimlerChrysler and General Motors and their subsidiaries. The Company’s sales levels and margins could be adversely affected as a result of pricing pressures caused by new competitors in foreign markets, such as China. These factors led to selective resourcing of future business to competitors in the second quarter of fiscal 2003. Additionally, these customers have been experiencing decreasing market share in North America which could result in lower sales volumes for the Company.

      The Company’s net sales are continually affected by pressure from its major customers to reduce prices. The Company’s emphasis on reduction of production costs, increased productivity and improvement of production facilities has enabled the Company to respond to this pressure.

Contractual Obligations

      The following table identifies the Company’s significant contractual obligations (millions of dollars):

	Payment due by Period

	Less than			After
	1 year	1-3 years	4-5 years	5 years	Total

Long-term debt and capital lease obligations	$11.6	$26.5	$473.8	$248.5	$760.4
Redeemable preferred stock of subsidiary	—	—	—	10.3	10.3
Short-term borrowings	1.6	—	—	—	1.6
Operating leases	18.1	25.9	1.1	0.2	45.3
Capital expenditures	13.8	—	—	—	13.8

Total obligations	$45.1	$52.4	$474.9	$259.0	$831.4

Critical Accounting Policies

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

Goodwill Impairment Testing

      During fiscal 2002, the Company completed the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142. To accomplish this, the Company determined the carrying value of each of its reporting units (i.e., one step below the segment level) by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting units on February 1, 2002. As of that date, the Company had unamortized goodwill and other indefinite-lived intangibles of approximately $758.7 million that were subject to the transition provisions of SFAS No. 142. The Company determined the fair value of each reporting unit and compared those fair values to the carrying values of each reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit (indicating that goodwill may be impaired), the Company performed the second step of the transitional impairment test. This test was required for five reporting units.

      In the second step, the Company compared the implied fair value of the reporting units’ goodwill with the carrying value of that goodwill, both of which were measured at the adoption date. The implied fair value of goodwill was determined by allocating the fair value of the reporting units to all of the assets (both recognized and unrecognized) and liabilities of the reporting units in a similar manner to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation was the implied fair value of the reporting units’ goodwill. The carrying amounts of these reporting units exceeded the fair values, and the Company recorded an impairment charge of $554.4 million as of February 1, 2002 as a cumulative effect of a change in accounting principle.

      The Company employed a discounted cash flow analysis in conducting its impairment tests. Fair value was determined based upon the discounted cash flows of the reporting units. Future cash flows are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Company’s control.

      The Company will test goodwill for impairment January 31 of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS No. 142.

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

Valuation of Series A Warrants and Series B Warrants

      The Company’s Series A Warrants and Series B Warrants are classified as liabilities that were initially measured at fair value and will subsequently be measured at fair value with changes in fair value recognized in interest expense. The fair value of the Series A Warrants and Series B Warrants at emergence was approximately $9.3 million. As of October 31, 2003, the fair value of the Series A Warrants and Series B Warrants was approximately $6.7 million. The Series A Warrants and Series B Warrants were valued utilizing the Black-Scholes model that requires the estimation of several variables in the formula.

New Accounting Pronouncements

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain classes of free-standing financial instruments that embody obligations for entities be classified as liabilities. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with the provisions of SFAS No. 150, the redeemable preferred stock of HLI Operating Company, Inc., a subsidiary of the Company, is classified as a liability in the consolidated balance sheet as of October 31, 2003. Other than this classification, the adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company. In November 2003, the FASB issued FASB Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement 150,” which indefinitely deferred the SFAS No. 150 measurement requirements for mandatorily redeemable financial instruments. Accordingly, the redeemable preferred stock of HLI Operating Company, Inc. is recorded at its fair value upon issuance, plus accrued but unpaid dividends thereon, as of October 31, 2003.

      In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS No. 149 are required to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

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

Foreign Exchange

      The Company has global operations and thus makes investments and enters into transactions in various foreign currencies. In order to minimize the risks associated with global diversification, the Company first seeks to internally net foreign exchange exposures, and uses derivative financial instruments to hedge any remaining net exposure. The Company uses forward foreign currency exchange contracts on a limited basis to reduce the cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled. The Company also uses forward foreign currency exchange contracts to hedge its net investment in certain of its foreign subsidiaries. The net impact of such hedges is recorded as currency translation adjustments within other comprehensive income (loss).

Interest Rates

      The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. Under the Company’s post-emergence capital structure at October 31, 2003, approximately $471.4 million of the Company’s debt was variable rate debt. A 10% increase or decrease in the interest rate on variable rate debt would affect earnings by approximately $2.7 million on an annual basis.

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

      Except as previously discussed, for the period ended October 31, 2003, the Company did not experience any other material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003.

Item 4.     Controls and Procedures

Definition of Controls

      Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, has designed, or caused to be designed, and maintained disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 and 15d-15 (the “Disclosure Controls and Procedures”), to reasonably assure that material information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a timely manner to allow for appropriate decisions regarding required disclosures. Management has also designed internal controls, including internal controls over financial reporting (the “Internal Controls”), to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Limitations on the Effectiveness of Controls

      As more fully discussed in the American Institute of Certified Public Accountants (“AICPA”) auditing standards pronouncement “Consideration Of Internal Control in a Financial Statement Audit,” AU Section 319, paragraphs .21 to .24, an internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. Limitations inherent in any system of internal controls might include, among other things, (i) faulty human judgment and simple errors or mistakes, (ii) collusion of two or more people or inappropriate management override of procedures, (iii) imprecision in estimating and judging cost-benefit relationships in designing controls and (iv) reductions in the effectiveness of one deterring component (such as a strong cultural and governance environment) by a conflicting component (such as may be found in certain management incentive plans). Because of such inherent limitations in any system of internal controls, no evaluation of controls can provide absolute assurance that all weaknesses or instances of fraud, if any, have been detected.

      The Company, including its Chief Executive Officer and Chief Financial Officer, believes that the aforementioned limitations apply to any applicable system of internal controls, including the Disclosure Controls and Procedures and Internal Controls. The Company will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of its Disclosure Controls and Procedures and Internal Controls. Significant supplemental resources may continue to be required to prepare the required financial and other information during this ongoing process.

Evaluation of Disclosure Controls and Procedures

      The Company maintains a disclosure committee reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company’s Disclosure Controls and Procedures (the “Disclosure Committee”). The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s General Counsel, Vice President of Human Resources and Administration, Corporate Controller, Treasurer, Director of Accounting, Director of Internal Audit, Senior Counsel, and Manager of Financial Reporting and Governance as its other members. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the Company’s Disclosure Controls and Procedures. The

Company’s Chief Executive Officer and Chief Financial Officer have concluded, subject to the limitations noted above, that the Disclosure Controls and Procedures are effective based on such evaluation.

Changes in Internal Controls

      There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal quarter.

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

      In October 2003, General Electric Credit Corporation (“GECC”) filed an amended administrative claim in the Bankruptcy Court for $7.5 million relating to certain leased equipment. The leases were rejected during the Company’s Chapter 11 cases. GECC is alleging that its damages were incurred post-petition because the equipment was returned post-petition. If the Bankruptcy Court determines that GECC’s damages are a post-petition expense, GECC may be entitled to an administrative claim for the claim’s full amount. The Company is disputing the amount and the merits of GECC’s claim.

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

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.25	Hayes Lemmerz International Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Registration statement No. 333-107539 on Form S-4 filed on July 31, 2003 as amended).
10.26	Amendment No. 1 and Waiver to Credit Agreement, dated as of October 16, 2003, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement No. 333-107539 on Form S-4 filed on July 31, 2003 as amended).
12.1	Ratio of earnings to fixed charges.*
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

      (b) Reports on Form 8-K

      During the fiscal quarter ended October 31, 2003, the Company filed a Current Report on Form 8-K with the SEC as follows:

September 16, 2003	Items 9 and 12,	Regulation FD Disclosure, and Results of Operations and Financial Condition

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

/s/ JAMES A. YOST

James A. Yost
Vice President, Finance, and Chief Financial Officer

December 10, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.25	Hayes Lemmerz International Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Registration statement No. 333-107539 on Form S-4 filed on July 31, 2003 as amended).
10.26	Amendment No. 1 and Waiver to Credit Agreement, dated as of October 16, 2003, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement No. 333-107539 on Form S-4 filed on July 31, 2003 as amended).
12.1	Ratio of earnings to fixed charges.*
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.