Form 10-K
period 2004-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2004-04-12
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended January 31, 2004

Commission file number: 000-50303

Hayes Lemmerz International, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	32-0072578
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15300 Centennial Drive, Northville, Michigan (Address of Principal Executive Offices)	48167 (Zip Code)

Registrant’s telephone number, including area code:

(734) 737-5000

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Securities Registered Pursuant to Section 15(d) of the Act:

10.5% Senior Notes Due 2010

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act).     Yes ☑     No ☐

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court.          Yes ☑          No ☐

     The aggregate market value of the registrant’s common stock held by non-affiliates was $339.0 million based on the reported last sale price of common stock on July 31, 2003, which is the last business day of the registrant’s most recently completed second fiscal quarter.

     The number of shares of Common Stock outstanding as of April 6, 2004 was 37,720,970 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	Form 10-K Part

Portions of the Registrant’s notice of annual meeting of shareholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of January 31, 2004	Part II, Item 5 Part III

HAYES LEMMERZ INTERNATIONAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

      Unless otherwise indicated, references to the “Company” mean Hayes Lemmerz international, inc., and its subsidiaries, and references to a fiscal year means the Company’s year commencing on February 1 of that year and ending January 31 of the following year (e.g., fiscal 2003 means the period beginning February 1, 2003, and ending January 31, 2004). This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements.” All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding the prospects of the Company’s industry and the Company’s prospects, plans, financial position and business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue,” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that these expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company will not update these statements unless the securities laws require the Company to do so. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Annual Report on Form 10-K, including in conjunction with the forward-looking statements included in this Annual Report on Form 10-K” including, but not limited to:

•	Decreased demand in the automotive industry;

•	Changes in the automotive industry, including increased consolidation and cost reduction;

•	Cyclical nature of the automotive industry;

•	Dependence on major customers;

•	Pricing pressure from the Company’s customers;

•	Competition in the automotive supply industry;

•	Dependence on key personnel;

•	Effects of unexpected equipment failures, delivery delay or catastrophic loss;

•	Exposure to product liability and warranty claims;

•	Protection of the Company’s intellectual property and potential infringement upon rights of others;

•	The Company’s involvement in investigations and legal proceedings;

•	Pending SEC investigation;

•	Effects of the Company’s substantial level of debt on its operations;

•	The Company’s inability to take certain actions due to restrictions in its debt agreements;

•	Effects of the Company’s bankruptcy proceedings;

•	The Company’s ability to complete implementation of operational improvements;

•	The Company’s ability to execute its strategic plans;

•	The Company’s ability to successfully launch new products;

•	Increased cost of supplies or raw materials;

•	Technological or regulatory changes that could render the Company’s products obsolete;

•	Effects of political, regulatory and legal conditions on the Company’s international operations;

•	The Company’s and its customers’ relations with employees;

•	Exposure to variable interest rates and foreign currency fluctuations;

•	Exposure to environmental liabilities;

•	Influence by significant stockholders;

•	Lack of comparable financial data due to the adoption of fresh start accounting;

•	Global financial and economic instability.

PART I

Item 1.	Business

General

      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries, and references to fiscal year means the Company’s year commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004, “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003 and “fiscal 2001” refers to the period beginning February 1, 2001 and ending January 31, 2002).

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

Business Overview

      Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is a leading provider of steel wheels for the commercial highway market. The Company is also a leading supplier in the high growth market for lightweight aluminum products, including suspension, brake and powertrain components. The Company has a global footprint with 44 facilities located in 14 countries around the world. The Company sells products to every major North American, Japanese and European manufacturer of passenger cars and light trucks as well as more than 300 commercial highway vehicle customers throughout the world. The Company’s products are presently on 16 of the top 20 selling platforms for passenger cars in the United States. In fiscal 2003, the Company had net sales of $2.1 billion, with approximately 48% of the Company’s net sales for that period derived from international markets, and the Company had earnings from operations in fiscal 2003 of $62.0 million (which includes the impact of certain gains and expenses related to its emergence from Chapter 11 proceedings).

      On December 5, 2001, Hayes Lemmerz International, Inc. (“Old Hayes”), 30 of the Company’s wholly owned domestic subsidiaries and one of the Company’s wholly owned Mexican subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court in the District of Delaware (the “Bankruptcy Court”). On May 12, 2003, the Bankruptcy Court confirmed the Company’s modified first amended joint plan of reorganization (the “Plan of Reorganization”). Under the Plan of Reorganization, HLI Holding Company, Inc. (“Holdco”) was formed as a new holding company, with no business operations and no assets or liabilities, other than immaterial amounts in connection with its formation.

      On June 3, 2003 (the “Effective Date”), the Company emerged from bankruptcy and, under the Plan of Reorganization, Old Hayes was merged with and into HLI Operating Company, Inc., an indirect subsidiary of Holdco (“HLI”), with HLI continuing as the surviving corporation. As a result of the merger, all of the assets and businesses of Old Hayes are now owned and operated by HLI. Immediately following the merger, Holdco was renamed Hayes Lemmerz International, Inc. (“Hayes”). All of HLI’s common stock is held by HLI Parent Company, Inc. (“HLI Parent Co.”), which is wholly owned by Hayes. Hayes and HLI Parent Co. remain holding companies that do not conduct any business operations. For further discussion of the Company’s emergence from Chapter 11, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business, Chapter 11 Filings and Emergence from Chapter 11.”

      As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the period ending January 31, 2004 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending May 31, 2003 are presented as the “Predecessor.” Comparative financial statements do not straddle the Effective Date because in effect the Successor Company represents a new entity.

Industry Trends

      The Company believes there are a number of important trends in the automotive parts industry that the Company has benefited from in the past and will continue to benefit from in the future. These trends include:

      Increasing Requirements for Global Capabilities. Automotive OEMs are focused on expanding their business operations globally to capitalize on markets that are experiencing high rates of growth or that have low production costs. As a result, suppliers are being required to operate in these same global markets to obtain new business from their customers. The Company believes automotive OEMs favor suppliers that have global operations to supply low-cost, high-quality products, as well as suppliers that have the ability to supply parts for a particular platform to multiple production facilities around the world. The Company believes that few suppliers are truly global and those that are have a competitive advantage.

      Growing Demand for Full Service Suppliers. Automotive OEMs are increasingly outsourcing a greater number of vehicle components to their suppliers, and increasingly require that their suppliers have the capabilities to design and engineer the components they manufacture for the OEMs to allow the OEMs to focus on overall vehicle design, development and marketing. The Company believes automotive OEMs are awarding new business to those suppliers that support the full range of design and engineering services required to provide high quality, technologically advanced products under shortened product development timetables.

      Increasing Use of Aluminum in Vehicles. Automotive OEMs are focused on increasing the fuel efficiency of vehicles while maintaining safety and comfort. Light metals such as aluminum provide automotive OEMs with a way to materially reduce the overall weight of the vehicle and improve fuel efficiencies. Aluminum penetration in the North American wheel market is approximately 62%, as automotive OEMs have recognized both the weight efficiencies of aluminum and its favorable design characteristics. Aluminum wheel penetration in Europe is approximately 33% and the Company expects it to grow significantly as the European market looks to both improve fuel efficiency and provide design differentiation. The most significant growth area in the market for aluminum vehicle parts is expected to be in the suspension components area, where the penetration of aluminum currently is less than half that of wheels, even though aluminum provides significant weight saving opportunities to automotive OEMs.

      The Company derived approximately half of fiscal 2003 net sales on a worldwide basis from Ford, DaimlerChrysler and General Motors and their subsidiaries. The Company’s sales levels and margins could be adversely affected as a result of pricing pressures caused by new competitors in low-cost foreign markets such as China. These factors led to selective resourcing of future business to competitors in the second quarter of fiscal 2003. Additionally, these customers have been experiencing decreasing market share in North America, which could result in lower sales volumes for Hayes. While the Company’s net sales are continually affected by pressure from its major customers to reduce prices, the Company’s emphasis on reduction of production costs, increased productivity and improvement of production facilities has enabled the Company to respond to this pressure.

Competitive Strengths

      The Company believes that the following competitive strengths are instrumental to its success:

      Leading Market Positions Across Products and Markets. The Company is a leading supplier of automotive wheels used by OEMs in North America and in Europe. The Company is also a leading supplier of lightweight aluminum suspension, powertrain and brake components.

      Diversified Base of Business. The Company’s competitive position in the market and opportunities for growth are driven by a diversified base of business that capitalizes on the following competitive advantages:

•	Global Presence — The Company is a leading producer of aluminum and steel wheels, with 44 manufacturing and engineering facilities in 14 countries. The Company’s manufacturing presence on five continents gives it an important competitive advantage in the global sourcing of wheels by OEM customers. The Company is the only direct supplier to OEMs (referred to as a “Tier 1” supplier) that has significant automotive wheel operations in both the U.S. and Europe. In addition to the Company’s global capabilities in automotive wheels, the Company has recently opened a sales and support center in Germany to support business development initiatives for cast aluminum suspension components in Europe and Asia.

•	Broad Customer Base — The Company believes that it supplies almost every major automotive manufacturer in the world and enjoys long-standing relationships with many automotive OEMs such as Ford, DaimlerChrysler, General Motors, Nissan, BMW, Renault, Volvo and Volkswagen. The Company supplies customers on a worldwide basis from facilities in North America, Europe, Asia Pacific, Latin America and South Africa. The Company’s Commercial Highway business supplies more than 300 customers throughout the world.

•	Diverse Product Portfolio — The Company provides automotive OEM customers with a diverse range of products. The Company’s substantial product breadth provides a competitive advantage over its competitors who typically focus on a narrower product range in limited geographic markets. The Company believes a diverse product portfolio provides critical mass and helps meet the needs of customers who are trying to streamline their supplier base.

      The Company believes its diversified customer base and global capabilities are unique in the industry.

      The Company currently conducts business in three operating segments: Automotive Wheels, Components and Other. The Automotive Wheels segment includes cast aluminum wheels and fabricated steel and aluminum wheels. The Components segment includes suspension components, brake components and powertrain components. The Other segment includes commercial highway products and its aftermarket division.

      Low-Cost Provider. To meet the Company’s customer’s demands for the highest quality, lowest cost product delivered globally, the Company has established manufacturing facilities in the Czech Republic, Turkey, Brazil, Mexico, South Africa, Thailand and India. The ability to produce products at a lower cost, close to the customer, gives the Company an advantage over competitors without the Company’s breadth of global facilities. In the next two years, the Company presently intends to expand its low pressure aluminum wheel casting capabilities in Thailand and the Czech Republic to serve customers in Europe and Asia. The Company recently acquired a cast aluminum wheel plant located in Chihuahua, Mexico formerly operated as part of a joint venture in which the Company owned a minority interest. Following the Company’s planned refurbishment and expansion of the plant, it will serve the North American wheel market utilizing low pressure casting technology. The Company presently anticipates that most future capacity expansion will be in countries with low production costs.

      Strong OEM Relationships. The Company’s position as a supplier with full-service global manufacturing capabilities has enabled it to create long-standing relationships with its customers, including automotive OEMs such as Ford, DaimlerChrysler, General Motors, Nissan, BMW, Renault, Volvo and Volkswagen. The Company’s strong relationships with automotive OEMs have also allowed it to expand the business globally as its customers have moved into new markets and product niches.

      New Product Innovation. The Company is a leader in new product development. The Company has developed many new products to meet customer needs for lighter weight vehicles to improve fuel economy as well as ride and handling. Recent innovations include a fabricated steel wheel that is both lighter than a standard steel wheel and significantly less expensive than an aluminum wheel, with similar styling capabilities to those of an aluminum wheel. The Company has also developed a method of casting large one-piece aluminum suspension components and the Company believes it is one of the few suppliers capable of casting these components.

      Full Service Capabilities. The Company has full-service capabilities in all of the product segments, including advanced design and engineering, value-added casting processes and machining, which allow the Company to provide its customers with total product solutions. The Company is recognized for technology and process innovation.

      Leading Position in Lightweight Aluminum Wheels and Components. The Company believes that it is the number one supplier of aluminum wheels globally and is positioned for continued growth as the penetration of aluminum in both wheels and automotive components continues to increase in Europe and the rest of the world. From 1990 to 2000, aluminum content in light vehicles grew at an average rate of 4.9% per year in North America, Europe and Japan. The Company believes that its global presence and technological expertise in aluminum have made the Company the leading supplier of aluminum suspension components, with significant growth opportunities.

      New and Experienced Management Team. On August 1, 2001, the Company appointed Curtis Clawson as its new President and Chief Executive Officer. Since his arrival, Mr. Clawson has put in place an experienced management team with over 100 combined years of automotive and lean manufacturing experience at companies including AlliedSignal, ArvinMeritor, Bosch, Ford, General Motors and Honeywell. Key management changes include the hiring of new Presidents for three of the four North American business units as well as a new Chief Financial Officer and a new Chief Information Officer. Under this team’s leadership, the Company has significantly improved the operations of its business and positioned the Company’s business for continued growth and ongoing financial strength. Specifically, since the beginning of fiscal 2002, management has:

•	rationalized capacity and production, including the closing of four facilities (including the recently announced Howell plant closure);

•	introduced lean manufacturing and Six Sigma initiatives (initiatives designed to improve profitability and customer satisfaction by eliminating variability, defects and waste);

•	significantly improved internal controls and centralized certain aspects of the accounting and finance functions;

•	successfully launched a number of new products and programs; and

•	re-established strong relationships with customers and won a significant number of new contracts.

Business Strategy

      The Company believes it is well positioned for growth in sales and operating income through a strategy based on the following:

      Leverage Market Leading Positions and Global Capabilities. The Company believes its leading market positions reflects its reputation for quality and excellence in the global light vehicle and commercial highway markets for wheels and other products, including suspension, powertrain and brake components. The Company believes it benefits from its leadership position in product and process technologies that support its focus on high value-added content, particularly regarding safety-critical products, such as suspension products. The Company’s position as the largest aluminum and steel wheel producer combined with global capabilities give it a strong base to use such breadth and scope to provide maximum value to customers.

      As emerging markets develop their manufacturing capabilities and infrastructure, the demand for vehicles, and the capability to build them locally increases, the Company’s facilities in emerging market countries position it well in these local markets both to take advantage of the low costs of production and to supply the local automotive markets as they grow at rates generally expected to be faster than in North America and Europe. For example, the Company’s facility in Thailand produces wheels that are shipped to Japanese OEMs and wheels that are sold in the Thai markets.

      Expand Low Cost Production Capabilities. To meet the Company’s customers’ demands for the highest quality, lowest cost product delivered globally, the Company has established manufacturing facilities in a number of countries around the globe that have low production costs. The Company currently has facilities in the Czech Republic, Turkey, Brazil, Mexico, South Africa, Thailand and India. The ability to produce product at a lower cost, close to the customer, gives the Company an advantage over competitors without its breadth of global facilities. Through continued investment in countries with low production costs, the Company intends to continue to enhance its global market position while minimizing its costs. In the next two years, the Company presently intends to expand its low pressure aluminum wheel casting capabilities in Thailand and in the Czech Republic to serve customers in Europe and Asia and to refurbish and expand the cast aluminum wheel plant it recently acquired in Chihuahua, Mexico so that it will serve the North American wheel market utilizing low pressure casting technology. The Company presently anticipates that most future capacity expansion will be in countries with low production costs.

      Enhance the Company’s Strong Customer Relationships. The Company is focused on continuing to strengthen its customer relationships through increased quality, high levels of customer service and operational excellence, all of which will allow it to continue to provide a high quality product to customers at a low price. The Company’s management team has created a culture that is focused on providing its customers with high quality service and technical support and this is demonstrated in its continuing ability to obtain new business and expand customer relationships. In addition, the Company actively leverages its strong OEM relationships in Europe to increase its market share with Asian and European transplant OEMs in North America.

      Continue Leadership in New Product Innovation and Process Development. The Company believes that it has a track record of developing product and manufacturing process innovations. For example, the Company recently developed a fabricated steel wheel that is both significantly lighter than a standard steel wheel and significantly less expensive than an aluminum wheel, with styling capabilities similar to an aluminum wheel. The Company is also one of the only suppliers globally using the vacuum riserless casting/pressure riserless casting (“VRC/ PRC”) technology that allows for the casting of complex aluminum structural crossmembers that are lighter and more structurally sound than conventionally cast crossmembers. The Company intends to continue its efforts to develop innovative wheel, brake and other suspension products and manufacturing processes to better serve customers globally and improve product mix and profit margins.

      Expand the Company’s Product Offerings of High Growth Aluminum Components. The Company continues to develop new aluminum components using its advanced technology and processes. The Company is focused on increasing its capabilities in the production of high volume aluminum components in order to benefit from significant growth opportunities as customers focus on weight reduction and fuel efficiency. Although U.S. and Western European OEMs have significantly increased their reliance on aluminum products in their effort to reduce weight and increase fuel efficiency, there remain a number of opportunities to increase the use of aluminum components by OEMs and thereby increase its market penetration. Since 1999, in North American light vehicles, the use of cast aluminum suspension crossmembers, cast aluminum control arms and cast aluminum knuckles has grown 6.3%, 9.5% and 2.7%, respectively, and the Company expects it to continue to grow. In addition, many Japanese transplant OEMs still rely heavily on lower-cost iron components and the Company believes that, as its capabilities to produce low-cost aluminum components expand, its ability to sell more aluminum components to Japanese transplant OEMs will increase.

      Focus on Operational Excellence. The Company continuously implements strategic initiatives designed to improve product quality while reducing manufacturing costs. As part of its turnaround process, the Company has implemented a broad range of initiatives that have resulted in substantially improved operating performance. The Company continues to focus on opportunities to improve operating income including: (a) further rationalization of manufacturing capacity; (b) streamlining of marketing and general and administrative overhead; (c) continued implementation of lean manufacturing and Six Sigma initiatives; (d) efficient investment in new equipment and technologies and the upgrading of existing equipment; and (e) continued improvement of its internal controls and centralization of certain aspects of its accounting and finance functions. The Company’s management team is focused on maximizing the Company’s current asset base to improve its operational efficiency while also adapting to the needs of customers and the market.

      The Company may be unable to successfully implement its business strategies due to a weakening of the economy, changes in the automotive industry or other factors.

Products

      The Company’s products consist of the following products for passenger vehicles and light trucks: (a) automotive wheels, including both cast aluminum and fabricated aluminum and steel wheels; (b) suspension components, such as undercarriage components, structural crossmembers, subframes, engine cradles and axle components; (c) wheel-end attachments and assemblies, such as steering knuckles, spindles and control arms; (d) brake components, such as rotors and drums; and (e) powertrain components, such as intake manifolds and exhaust manifolds. The Company also manufactures wheels and brakes for commercial highway vehicles.

Cast Aluminum Wheels

      The Company designs, manufactures and distributes a full line of cast aluminum wheels to automotive OEMs in North America, Europe, South America, South Africa and Asia. The Company manufactures one-piece aluminum wheels including wheels with bright finishes such as polishing, bright machining and bright paints. With the exception of a limited number of cast aluminum wheels manufactured by Toyota and Ford, there is no significant manufacturing of cast aluminum wheels by OEMs. The Company’s cast aluminum wheels are produced and sold in North America, Europe, South America, South Africa and Asia. The Company believes it will benefit in this product category from the industry trend towards using lightweight materials to reduce overall vehicle weight and improve fuel efficiency.

      North America. The Company designs, manufactures and distributes a full line of cast aluminum wheels to OEMs in North America. The Company is a leading supplier of cast aluminum wheels to automotive OEMs in North America.

Customers. In fiscal 2003, the Company sold substantially all of its North American cast aluminum wheel production to DaimlerChrysler, Ford and General Motors for use on vehicles produced in North America. The remainder of its cast aluminum wheels was sold to Japanese transplants in the United States.

Competition. The Company’s primary competitor in the North American cast aluminum wheel market is Superior Industries International Inc. The Company also competes with Amcast Industrial Corp., American Racing Equipment, Inc., Alcoa Inc. and several foreign suppliers operating in the United States.

Manufacturing. The Company has four cast aluminum manufacturing facilities in North America, located in Howell, Michigan; Gainesville, Georgia; Huntington, Indiana; and La Mirada, California. The Company primarily uses gravity casting technologies to manufacture cast aluminum wheels in North America. The Company recently acquired a cast aluminum wheel plant located in Chihuahua, Mexico to serve the North American market, which following expansion and refurbishment of the plant, will utilize low pressure casting technology. This technology is the same as is used in Europe and is preferred by some of the Company’s customers. Engineering, research and development for North American cast aluminum operations are performed at its Northville, Michigan facility.

      Europe. The Company designs, manufactures and distributes a full line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the European automotive industry. The Company is a leading supplier of cast aluminum wheels to automotive OEMs in the European market. In Europe, the Company’s OEM customers demand a wide variety of styles and sizes of cast aluminum wheels, and it maintains substantial capabilities to meet such demand. The Company also maintains direct computer links with several customer locations in Europe to determine customer needs and streamline the design and approval process and reduce product development lead time.

Customers. Substantially all of the Company’s European cast aluminum wheels are sold to BMW, DaimlerChrysler, Fiat, Ford, General Motors, Honda, Nissan, Peugeot, Porsche, Renault, Toyota, Volkswagen and Volvo.

Competition. The Company’s primary competitors in the European cast aluminum wheel market for passenger cars are Ronal GmbH, Borbet Leichtmetallrader and ATS Leichtmetallrader. The European cast aluminum wheel market is more fragmented than that of North America, with numerous producers possessing varying levels of financial resources and market positions. In 2002, the installation rate of cast aluminum wheels in Europe was significantly lower than in North America. As a result of anticipated consolidation of small local manufacturers across the European community and the expected increasing demand for cast aluminum wheels among European consumers and OEMs, the Company believes that, over the next several years, the number of cast aluminum wheel manufacturers in Europe likely will decline and the remaining producers will increase their market shares. As a result of its position in Europe and its advanced engineering and technology, the Company believes that it is well positioned to capitalize on the changes in the European markets.

Manufacturing. The Company has five cast aluminum manufacturing facilities in Europe, which are located in Barcelona, Spain; Dello, Italy; Campiglione Fenile, Italy; Hoboken, Belgium; and Ostrava, Czech Republic. The Company utilizes low pressure casting technologies to manufacture aluminum wheels in its European facilities. Engineering, research and development for the Company’s European cast aluminum wheel operations are performed at its Dello, Italy and Hoboken, Belgium facilities.

      South America, South Africa and Asia. The Company designs, manufactures and distributes a full line of cast aluminum wheels to OEMs in South America, South Africa and Asia. The Company owns 100% of Hayes Lemmerz Japan Limited, a Japanese corporation that provides sales, engineering and service support for the Japanese wheel market.

Customers. The Company’s largest customers for South American cast aluminum wheels are Ford, General Motors, Renault and Volkswagen. The largest customers for the Company’s South African cast aluminum wheels are BMW, DaimlerChrysler, Dotz and Volkswagen. The largest customers for its Asian cast aluminum wheels are Isuzu, Mitsubishi and Toyota.

Competition. The Company’s primary competitors in the South American cast aluminum wheel market for passenger cars are Italmagnesio S.A. and Mangels Industrial S.A. The Company competes in the South African cast aluminum wheel market for passenger cars with Tiger Wheels Limited. Its primary competitor in the Asian cast aluminum wheel market for passenger cars is Enkei International, Inc.

Manufacturing. The Company has one cast aluminum manufacturing facility in South America, which is located near Sao Paulo, Brazil. In South Africa, the company has one cast aluminum wheel manufacturing facility located near Johannesburg, South Africa. The Company has one cast aluminum wheel manufacturing facility in Asia, which is located near Bangkok, Thailand. Engineering, research and development for the Company’s South American, South African and Asian cast aluminum wheel operations is currently performed at its facilities located in Dello, Italy; Johannesburg, South Africa; and Hoboken, Belgium.

Fabricated Wheels

      The Company designs, manufactures and distributes fabricated steel and aluminum wheels to automotive OEMs in North America, Europe and South America. The Company’s fabricated wheel products include steel and aluminum wheels that can be made in drop-center, bead seat attached and clad designs, as well as chrome and full-face steel wheels. The Company has also recently developed a new fabricated steel wheel which is approximately 15% lighter than a traditional steel wheel, and is significantly less expensive to produce than a standard aluminum wheel. This design combines aspects of both steel and aluminum products into a low-cost, styled, lightweight alternative product to the more costly aluminum wheels. The Company believes that this product will be particularly attractive for economy style cars, where cost and weight are critical to the OEMs.

      North America. The Company designs, manufactures and distributes a full line of fabricated wheels to OEMs in North America. This fabrication process involves stamping the center on high-speed multi-station transfer presses. The rim is made using specialized, highly automated, forming equipment. Then the center and rim are welded together on specialized, automated assembly equipment. The Company is a leading supplier of fabricated steel wheels in North America. The Company believes that the North American steel wheel market will remain significant because OEMs will continue to specify less costly fabricated steel wheels for more moderately priced passenger cars and light trucks and for most spare wheels.

Customers. The Company sold substantially all of its North American fabricated steel wheels to DaimlerChrysler, Ford and General Motors in fiscal 2003. The Company produces fabricated aluminum wheels for DaimlerChrysler, Ford, General Motors and Toyota.

Competition. The Company’s primary competitors in the North American steel wheel market for passenger cars and light trucks are ArvinMeritor Inc., Accuride Corp., Topy Industries Ltd. and Central Manufacturing Company. The Company does not believe that it has any significant competitors in the North American fabricated aluminum wheel market.

Manufacturing. The Company’s fabricated steel and fabricated aluminum wheels are manufactured by a continuous in-line process at its manufacturing facility in Sedalia, Missouri. This process enhances quality standardization and reduces work-in-process inventory. Engineering, research and development for its North American fabricated wheels operations is currently performed at the Northville and Ferndale, Michigan facilities.

      Europe. The Company designs, manufactures and distributes a full line of fabricated steel wheels to both OEMs and the automotive aftermarket throughout Europe. The Company is the leading supplier of fabricated wheels manufactured in Europe.

Customers. The Company’s principal customers include BMW, DaimlerChrysler, Ford/ Volvo, General Motors, Honda, Kromag, Mitsubishi, Nissan, PSA, Renault, Suzuki, Toyota and Volkswagen Group. The Company’s principal customer in Eastern Europe is Skoda, the national automobile manufacturer of the Czech Republic, for which the Company is the sole supplier of steel wheels.

Competition. The Company’s principal competitors for the sale of fabricated steel wheels in Europe include Compagnie Financiere Michelin, Magnetto, Ford Motor Co. and Volkswagen AG. The Company does not believe that it has any significant competitors in the European aluminum wheel market.

Manufacturing. The Company has four fabricated wheel manufacturing facilities in Europe, located in Königswinter, Germany; Manresa, Spain; Manisa, Turkey; and Ostrava, Czech Republic. The Company’s Königswinter, Germany facility has highly automated production equipment and extensive engineering, research and development facilities. The Company’s lightweight fabricated steel wheel was developed and is manufactured at the Königswinter facility. The Company’s Manresa, Spain facility has developed a niche in wheels for light trucks, recreational vehicles and vans. The Manisa, Turkey facility produces wheels for the Turkish market and exports both OEM and aftermarket wheels to Western Europe. The Ostrava, Czech Republic facility has advanced equipment required to meet the volume and quality demands of European customers.

      South America. The Company designs, manufactures and distributes a full line of fabricated steel wheels to both OEMs and the automotive aftermarket throughout Brazil and Argentina.

Customers. The Company’s principal customers in Brazil and Argentina include DaimlerChrysler, Ford, General Motors, PSA, Renault and Volkswagen.

Competition. The Company’s principal competitor for the sale of fabricated steel wheels in Brazil and Argentina is ArvinMeritor Inc.

Manufacturing. The Company has one fabricated steel wheel manufacturing facility located near Sao Paulo, Brazil. Its Brazilian fabricated steel wheel manufacturing facility has its own engineering, research and development facility and is in the process of being converted into a highly automated production facility. In addition to serving the local market, the Brazilian facility ships fabricated wheels to North America to help meet the demands of OEM customers.

Suspension Components

      The Company designs, manufactures and distributes suspension components for sale to North American OEMs. The Company’s primary suspension component products include: (i) aluminum structural components, such as structural crossmembers, subframes, engine cradles and axle components; and (ii) wheel-end attachments and assemblies, such as steering knuckles, spindles, hub carriers and control arms. The Company’s suspension components are produced and sold in North America.

      The Company is a technologically advanced manufacturer of aluminum suspension components for the automotive industry. The Company casts aluminum using green sand, permanent mold, squeeze and the VRC/PRC processes. Components are machined on a variety of state-of-the-art equipment.

      The Company also believes that the most significant growth area in the market for aluminum vehicle parts will be in the suspension components area, because aluminum provides significant weight savings opportunities to automotive OEMs. The Company opened a new sales and support center in Stuttgart, Germany in September 2003 to support business development initiatives with European, Asian and U.S. based automotive OEM and Tier 1 customers requiring complex cast suspension components. The Company believes this center will facilitate the growth of its suspension components business on a global basis and position it to better serve global OEM customers. The penetration of aluminum in suspension component products presently is less than one-half the aluminum penetration of wheels. The Company believes that it will benefit in this product category from its leadership position in product and process technologies that support its focus on high value-added content.

      Aluminum Structural Components. We design, manufacture and distribute structural aluminum subframes and crossmembers in North America. The Company entered the market for aluminum crossmembers by developing a one-piece cast aluminum crossmember for the 1995 Chrysler NS Minivan, the first high-volume application of this product. The Company expects aluminum’s market share of this segment to increase, primarily due to desired weight reductions and ride characteristics.

Customers. The Company’s customers include DaimlerChrysler, Ford, General Motors and Mitsubishi.

Competition. Given the level of manufacturing expertise required to produce aluminum structural components, there are only a few manufacturers in this segment and Alcoa Inc. is the Company’s primary competitor.

Manufacturing. We design, manufacture and distribute structural aluminum subframes and crossmembers in Montague, Michigan and Bristol, Indiana. Engineering, research and development for the Company’s aluminum structural components operations is currently performed at the Ferndale, Michigan facility.

      Wheel-End Attachments and Assemblies. We design, manufacture and distribute wheel-end attachments and assemblies to OEMs in North America. The Company produces aluminum and iron knuckles, spindles and spindle assemblies, iron hub carriers, axle flanges for the corner of the vehicle and control arms. Wheel attachments are made from iron, aluminum and steel.

Customers. The Company’s principal customers include North American OEMs such as DaimlerChrysler, Ford, General Motors, as well as BMW, Honda, Mitsubishi and Nissan. The Company also sells to other Tier 1 suppliers, including Bosch, Dana, Lemforder and Visteon.

Competition. Given the fragmented nature of the market, there are no competitors with significant market share. The Company’s primary competitors are Intermet Corp., Citation Corp., Amcast Industrial Corp. and Grede Foundries, Inc.

Manufacturing. The Company manufactures aluminum and iron knuckles, spindles and spindle assemblies, iron hub carriers and axle flanges at the facilities in Cadillac, Michigan; Southfield, Michigan; Montague, Michigan; and Bristol, Indiana. The Company’s factories utilize various materials and casting processes to produce to specific product requirements, including weight, performance, safety and cost.

Brake Components

      The Company designs, manufactures and distributes automotive brake components consisting primarily of cast iron rotors for disc brakes and composite metal drums and full-cast drums for drum-type brakes. The Company uses its technological superiority to develop innovative new component designs for products with decreased weight and an extended useful life, including aluminum composite rotors and drums. The Company’s brake components are produced and sold in North America.

Customers. The Company’s primary customers for automotive brake components include DaimlerChrysler, Ford, Nissan and Renault. In addition, the Company sells to other Tier 1 suppliers, such as Bosch, Continental Teves, Delphi Automotive, TRW and Visteon.

Competition. The Company’s principal competitors for the sale of automotive brake components are Delphi Corp., TRW Automotive Inc., Bosch Automotive Systems Corporation, ADVICS Co., Ltd. and SANLUIS Corporación, S.A. de C.V. (Rassini Division).

Manufacturing. The Company has two automotive brake facilities in North America, located in Homer, Michigan, and Monterrey, Mexico. Engineering, research and development for the brake components operations is currently performed at the Ferndale, Michigan facility.

Powertrain Components

      The Company designs, manufactures and distributes a variety of aluminum and polymer powertrain components, including engine intake manifolds, aluminum cylinder heads, water crossovers, water pumps, brackets and ductile iron exhaust manifolds. The polymer manifolds market is moving increasingly to welded technology. The Company believes it is well positioned to move into this market. The Company’s powertrain and engine components are produced and sold in North America.

Customers. The Company supplies most of its powertrain components to DaimlerChrysler, Ford and General Motors. The Company also supplies powertrain components to Nissan in North America and to other Tier 1 suppliers, such as Delphi and Visteon.

Competition. The Company’s primary competitor in aluminum intake manifolds is Fort Wayne Foundry. The remainder of the market for aluminum intake manifolds is highly fragmented and comprises small independent suppliers. Key competitors in polymer intake manifolds include Siemens AG, Mann+Hummel Group, Montaplast GmBH, Delphi Corp. and Mark IV Industries Inc. Key competitors for exhaust manifolds include Wescast Industries Inc. and Interact.

Manufacturing. We have two powertrain component manufacturing facilities in North America, located in Wabash, Indiana, and Nuevo Laredo, Mexico. Engineering, research and development for the powertrain components operations is currently performed at the Ferndale, Michigan facility.

Commercial Highway Products

      The Company designs, manufactures and distributes wheels and brakes for commercial highway vehicles in North America, Europe, South America and Asia.

      North America. We manufacture disc wheels and demountable rims for sale to manufacturers of commercial highway vehicles in North America. The Company also manufactures two-piece, take-apart wheels for certain special applications, including the High Mobility Multiple Purpose Wheeled Vehicle (the “Hummer”) produced by AM General Corporation. The Company manufactures brake components for commercial highway vehicles consisting of conventional cast iron brake drums and CentriFuse® brake drums.

Customers. The Company’s largest customers for commercial highway wheels and rims include Great Dane Trailers, Monon, Strick and Trailmobile, and its largest customers for commercial highway brake components include Freightliner, PACCAR and Volvo. The Company’s commercial highway sales are to truck and trailer OEMs, original equipment servicers, and aftermarket distributors.

Competition. The Company’s principal competitors for the sale of commercial highway wheels and rims are Accuride Corp. and Alcoa Inc. The principal competitors for the sale of commercial highway hubs and drums are Gunite Corporation, Webb Wheel Products, Inc., ArvinMeritor Inc. and Consolidated Metco.

Manufacturing. We have three manufacturing facilities in North America that produce components for the commercial highway market. These facilities are located in Akron, Ohio; Berea, Kentucky; and Mexico City, Mexico. Engineering, research and development for the commercial highway products operations is performed at the Northville, Michigan facility.

      Europe. The Company designs, manufactures and distributes steel truck and trailer wheels for sale to manufacturers of commercial highway vehicles in Europe at the Königswinter, Germany facility. In addition, the Company produces wheels for the forklift truck market at the Ostrava, Czech Republic facility.

Customers. The Company’s principal customers for steel wheels for commercial highway vehicles are DaimlerChrysler, Renault and Volvo.

Competition. The Company’s principal competitors for the sale of commercial highway wheels in Europe are Compagnie Financiere Michelin and Magnetto.

Manufacturing. In Europe, the Company manufactures steel truck and trailer wheels at its highly automated Königswinter, Germany facility. At this facility, the Company produces a variety of wheels for commercial highway vehicles and performs engineering, research and development for its commercial highway products operations. The Company also manufactures steel truck and trailer wheels at its facility in Manisa, Turkey.

      South America and Asia. We design, manufacture and distribute steel truck and trailer wheels to OEMs in South America and Asia.

Customers. The Company’s principal customers for steel wheels for commercial highway vehicles in South America are DaimlerChrysler, Ford/Volvo, Randon and Volkswagen. Its largest customers for steel wheels for commercial highway vehicles in Asia are Telco and Volvo.

Competition. The Company’s principal competitor for the sale of commercial highway wheels in South America is FNV. The principal competitor for the sale of commercial highway wheels in Asia is Wheels of India.

Manufacturing. The Company manufactures steel truck and trailer wheels in South America at its Sao Paulo, Brazil facility and in Asia at the Pune, India facility.

Other Businesses

      The Company has aluminum operations in Europe that manufacture a variety of cast aluminum products, including heat exchangers used in gas-fired boilers, intake manifolds and aluminum housings for automotive and commercial vehicle applications, and a variety of aluminum products for the general industrial and electronics industries. The operations are owned by the Company’s subsidiary, called Metaalgieterij Giesen B.V. (“MGG”). MGG has three facilities, two of which are in the Netherlands and one of which is in Belgium.

Business Segment and Geographical Information

      See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note (18), “Segment Information” to the consolidated financial statements, which are incorporated herein by reference.

Material Source and Supply

      The Company purchases most of the raw materials (such as steel and aluminum) and semi-processed or finished items (such as castings) used in its products from suppliers located within the geographic regions of the Company’s operating units. In many cases, these materials are available from several qualified sources in quantities sufficient for the Company’s needs. However, shortages of a particular material or part occasionally occur. During 2003 and into early 2004, metal markets in global and regional sectors have experienced significant pricing and supply volatility, particularly where agreements and contracts are not in place.

      To minimize materials supply issues, the Company centralized its materials and logistics function during 2002 and 2003. In addition, the Company has developed long-term multi-tiered materials sourcing strategies and new supply chain relationships to minimize costs. Although the Company currently maintains alternative sources for raw materials, its businesses are subject to the risk of material surcharges and periodic delays in the delivery of certain raw materials and supplies.

      Global spot market steel prices have significantly increased during 2003 and into early 2004. Factors leading to the higher prices include the increasing demand for steel in China, industry consolidation and rising raw material costs. In response to the increasing cost of raw materials, a number of steel suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge some suppliers claim they will be unable to provide adequate supplies of steel. In addition, some of the Company’s suppliers have sought, and others may seek in the future, bankruptcy relief which could affect the availability or price of steel. These factors could negatively impact the Company’s results of operations as it may be unable to compel suppliers to comply with existing contracts or to source adequate supplies of steel. The Company believes it can partially offset the impact of cost increases through higher scrap sales recoveries and or by passing some of these costs through to certain of its customers. The full impact of steel prices is uncertain given the volatility in the spot steel market.

Intellectual Property

      The Company considers itself to be an industry leader in product and process technology, and owns significant intellectual property, including numerous United States and foreign patents, trade secrets, trademarks and copyrights. Therefore, the protection of the Company’s intellectual property is important to its business. The Company’s policy is to seek statutory protection for all significant intellectual property embodied in patents, trademarks and copyrights. The Company relies on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection might be inadequate. For example, the Company’s pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that the Company’s technologies infringe their proprietary rights. In either case, litigation, which could result in substantial costs and diversion of its efforts, might be necessary, and whether or not the Company is ultimately successful, the litigation could adversely affect the Company’s business.

      Although the Company’s intellectual property is important to its business operations and in the aggregate constitutes a valuable asset, the Company does not believe that any single patent, trade secret, trademark or copyright, or group thereof, is critical to the success of the business. The Company, from time to time, grants licenses under its patents and technology, and receives licenses under patents and technology of others.

Research and Development

      The Company’s objective is to be a leader in offering superior quality and technologically advanced products to its customers at competitive prices. The Company engages in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of its existing products and to design and develop new products for existing and new applications. The Company’s spending on engineering, research and development programs was $2.9 million for the eight months ended January 31, 2004, $1.5 million for the four months ended May 31, 2003, $7.1 million in fiscal 2002 and $10.5 million in fiscal 2001.

Seasonality

      While the Company’s business is not seasonal in the traditional sense, July (in North America), August (in Europe) and December are usually lower sales volume months because OEMs typically perform model changeovers or take vacation shutdowns during the summer, and assembly plants are typically closed for a period from shortly before the year end holiday season until after New Year’s Day.

Customer Dependence

      In fiscal 2003, the Company’s principal customers were Ford, DaimlerChrysler and General Motors (the three of which comprised approximately 50% of the Company’s fiscal 2003 net sales on a worldwide basis), as well as BMW, Volkswagen, Nissan and Honda. Other customers include Toyota, Isuzu, Renault, Fiat, Porsche, Audi, Citroen, Peugeot, Skoda, Mazda, Mitsubishi and Suzuki. The Company also sells some of its components to other Tier I automotive suppliers such as Bosch, Continental Teves, Delphi, TRW and Visteon. In fiscal 2003, the Company also had over 300 commercial highway vehicle customers in North America, Europe and Asia, including Trailmobile, Dana/ Mack, DaimlerChrysler, Iveco, Strick, Great Dane Trailers, Freightliner, PACCAR, Volvo, General Motors, Renault, Western Star, Schmitz Cargobull and Koegal.

      The loss of a significant portion of the Company’s sales to any of its principal customers could have a material adverse impact on the Company. The Company has been doing business with each of its principal customers for many years, and sales are composed of a number of different products and of different models or types of the same products and are made to individual divisions of such customers. In addition, the Company supplies products to many of these customers in both North America and Europe, which reduces the Company’s reliance on any single market.

Backlog

      Generally, the Company’s products are not on a backlog status. The Company’s products are produced from readily available materials, have a relatively short manufacturing cycle and have short customer lead times. Each operating unit maintains its own inventories and production schedules.

Competition

      The major domestic and foreign markets for the Company’s products are highly competitive. Competition is based primarily on price, technology, quality, delivery and overall customer service. The Company’s customers have shifted research and development, design and validation responsibilities to their key suppliers, focusing on stronger relationships with fewer suppliers. The Company’s global competitors include a large number of other well-established suppliers. Competitors typically vary among each of the Company’s products and geographic markets.

Joint Ventures

      On November 13, 2003, the Company acquired an additional 35% ownership interest in its Turkish joint venture for $13.9 million in cash and will pay an additional $1.1 million in the first quarter of fiscal 2004. As a result of this acquisition, the Company owns 60% of the subsidiary, Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., which became a consolidated subsidiary of the Company beginning in the fourth quarter of fiscal 2003. As part of this transaction, the Company sold an approximate 7.8% interest in another Turkish subsidiary, Hayes Lemmerz — Inci Jant Sanayi A.S., for $2.4 million. This sale reduced the Company’s holdings in Hayes Lemmerz — Inci Jant Sanayi A.S. to 60%.

      On January 15, 2004, the Company acquired for $15.7 million in cash, excluding any net forgiveness of debt, a cast aluminum wheel plant located in Chihuahua, Mexico formerly operated as part of a joint venture in which the Company owned a 40% minority interest. As part of this transaction, all of the Company’s previously held common stock in the joint venture was sold to the former joint venture partner. Following the Company’s planned refurbishment and expansion of the plant, it will serve the North American wheel market utilizing low pressure casting technology. As a result of these transactions, the Company no longer maintains any significant minority interest investments in joint ventures.

Environmental Compliance

      The Company is subject to various foreign, federal, state and local environmental laws, ordinances, and regulations, including those governing discharges into the air and water; the storage, handling and disposal of solid and hazardous wastes; the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes; and the health and safety of its employees. Under certain of these laws, ordinances or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation or removal of these hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by that person. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

      The Company believes that it is in material compliance with environmental laws, ordinances and regulations and do not anticipate any material adverse effect on its earnings or competitive position relating to environmental matters. It is possible, however, that future developments could lead to material costs of environmental compliance for the Company. The nature of the Company’s current and former operations and the history of industrial uses at some of its facilities expose the Company to the risk of liabilities or claims with respect to environmental and worker health and safety matters which could have a material adverse effect on its financial health. The Company is also required to obtain permits from governmental authorities for certain operations. The Company cannot assure that what has been, or will be at all times, in complete compliance with such permits. If the Company violates or fails to comply with these permits, the Company could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could be material. In addition, some of the Company’s properties are subject to indemnification and/or cleanup obligations of third parties with respect to environmental matters. However, in the event of the insolvency or bankruptcy of such third parties, the Company could be required to bear the liabilities that would otherwise be the responsibility of such third parties. See “Item 3. Legal Proceedings.” The Company has 25 facilities registered or recommended for registration under ISO 14001 and is working to obtain ISO 14001 Registration at all manufacturing facilities worldwide.

Sales and Marketing

      The Company has a sales and marketing organization of dedicated customer teams that provide a consistent interface with key customers. These teams are located in all major vehicle producing regions to best represent their respective customers’ interests within the Company, to promote customer programs and to coordinate global customer strategies with the goal of enhancing overall customer service and satisfaction. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities, engineering/technical centers and joint ventures.

Employees

      At January 31, 2004, the Company had approximately 11,000 employees. Of the Company’s employees in the United States, approximately 5.8% were represented by the United Auto Workers (“UAW”) or United Steel Workers (“USW”) unions. On April 1, 2004 the Company announced that it would close its Howell, MI facility in the second quarter of fiscal 2004. All hourly employees at this facility are represented by the UAW. The Company will begin required effects bargaining with the UAW shortly. The Collective Bargaining Agreement with the USW affecting the hourly employees in the Akron, OH facility expires in July 2004. As is common in many European jurisdictions, substantially all of the Company’s employees in Europe are covered by country-wide collective bargaining agreements. These agreements expire at various times through 2004. Additional agreements are often made with the facility Works Council on an individual basis covering miscellaneous topics of local concern. There are no Company-wide or industry-wide bargaining units in the United States. Although the Company believes that its relations with its employees are good, a dispute between the Company and the Company’s employees, or between any of its major customers and that customer’s employees, could have a material adverse effect on the Company.

International Operations

      The Company’s world headquarters is located in Northville, Michigan. The Company has a worldwide network of 44 facilities in the United States, Germany, Italy, Spain, the Netherlands, Belgium, the Czech Republic, Turkey, Brazil, South Africa, Mexico, Thailand and India. The Company also provides sales, engineering and customer service throughout the world. The Company has advanced research and development facilities in the United States, Germany, Belgium, Italy and Brazil and a sales and engineering office in Japan.

Available Information

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

Item 2.	Properties

      The Company’s world headquarters is located in Northville, Michigan. The Company operates 24 facilities in North America with approximately five million square feet in the aggregate. Within Europe, the Company operates 14 manufacturing facilities with approximately four million square feet in the aggregate. In South America, Asia and South Africa, the Company operates six facilities with approximately two million square feet in the aggregate. The Company believes that its plants are adequate and suitable for the manufacturing of products for the markets in which it sells. In addition to the operating facilities noted above, the Company has two non-operating facilities in the United States which are currently held for sale.

      The following table summarizes the Company’s operating facilities.

			Approximate	Owned/
Location	Segment	Purpose	Size (sq. ft.)	Leased

North America
Northville, MI	Other	World Headquarters, R&D	160,000	Owned
Ferndale, MI	Components and Other	Technical Center, Offices	150,000	Owned
La Mirada, CA	Automotive Wheels	Manufacturing	260,000	Leased
Gainesville, GA	Automotive Wheels	Manufacturing	265,000	Owned
Huntington, IN	Automotive Wheels	Manufacturing	200,000	Owned
Howell, MI	Automotive Wheels	Manufacturing	150,000	Owned
Sedalia, MO	Automotive Wheels	Manufacturing	630,000	Owned
Chihuahua, Mexico	Automotive Wheels	Manufacturing	120,000	Owned
Berea, KY	Other	Manufacturing	203,000	Owned
Akron, OH	Other	Manufacturing	410,000	Owned
Mexico City, Mexico	Other	Manufacturing	100,000	Owned
Chattanooga, TN	Other	Manufacturing	106,000	Owned
Howell, MI	Other	Warehouse	56,000	Leased
Southfield, MI (2 facilities)	Components	Manufacturing	206,000	Owned
Cadillac, MI	Components	Manufacturing	274,000	Owned
Montague, MI	Components	Manufacturing	225,000	Owned
Bristol, IN	Components	Manufacturing	380,000	Owned
Homer, MI	Components	Manufacturing	180,000	Owned
Monterrey, Mexico	Components	Manufacturing	88,000	Leased
Nuevo Laredo, Mexico	Components	Manufacturing	408,000	Owned
Laredo, TX	Components	Offices and Warehouse	10,000	Leased
Wabash, IN	Components	Manufacturing	165,000	Owned
AuGres, MI	Other	Manufacturing	41,000	Owned
Europe
Campiglione Fenile, Italy	Automotive Wheels	Manufacturing	143,000	Leased
Barcelona, Spain	Automotive Wheels	Manufacturing	105,000	Owned
Hoboken, Belgium (2 facilities)	Automotive Wheels and Components	Manufacturing	486,000	Owned
Dello, Italy	Automotive Wheels	Manufacturing	247,000	Owned
Ostrava, Czech Republic (2 facilities)	Automotive Wheels	Manufacturing	1,082,000	Owned
Manresa, Spain	Automotive Wheels	Manufacturing	357,000	Owned
Manisa, Turkey (2 facilities)	Automotive Wheels	Manufacturing	326,000	Owned
Königswinter, Germany (2 facilities)	Automotive Wheels	Manufacturing	1,490,000	Owned
Bergen, Netherlands	Components	Manufacturing	75,000	Owned
Tegelen, Netherlands	Components	Manufacturing	291,000	Owned

			Approximate	Owned/
Location	Segment	Purpose	Size (sq. ft.)	Leased

Rest of the World
Sao Paulo, Brazil (2 facilities)	Automotive Wheels	Manufacturing	866,000	Owned
Johannesburg, South Africa	Automotive Wheels	Manufacturing	269,000	Owned
Pune, India	Automotive Wheels	Manufacturing	305,000	Leased
Bangkok, Thailand	Automotive Wheels	Manufacturing	158,000	Leased
Yokohama, Japan	Automotive Wheels	Sales Office	3,000	Leased

Item 3.	Legal Proceedings

      On February 19, 2002, the Company issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods (the “10-K/ A”), and for the fiscal quarter ended April 30, 2001 (the “10-Q/ A”). The restatement was the result of failure by the Company to properly apply certain accounting standards generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified. The Securities and Exchange Commission (the “SEC”) is conducting an investigation into the facts and circumstances giving rise to the restatements. The Company has been and intends to continue cooperating with the SEC in connection with such investigation, but the Company cannot predict the outcome of the investigation. There can be no assurance that the SEC will not impose fines or take other corrective actions against the Company that could have a significant negative impact on the Company’s financial condition. In addition, publicity surrounding the SEC’s investigation or any enforcement action, even if ultimately resolved favorably for us, could have a material adverse impact on the Company’s financial condition, results of operations or business.

      On May 3, 2002, a group of purported purchasers of the Predecessor Company’s bonds commenced a putative class action lawsuit against thirteen present or former directors and officers of the Company (but not the Company) and KPMG LLP, the Company’s independent auditor, in the United States District Court for the Eastern District of Michigan. The complaint seeks damages for an alleged class of persons who purchased Company bonds between June 3, 1999 and September 5, 2001 and claim to have been injured because they relied on the Company’s allegedly materially false and misleading financial statements. On June 27, 2002, the plaintiffs filed an amended class action complaint adding CIBC World Markets Corp. and Credit Suisse First Boston Corporation, underwriters for certain bonds issued by the Company, as defendants. These claims were not discharged upon the effectiveness of the Plan of Reorganization because they are against the Company’s present and former directors and officers and KPMG LLP, and not against the Company.

      Additionally, before the date the Company commenced its Chapter 11 Bankruptcy case, four other putative class actions were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its directors and officers, on behalf of a class of purchasers of Company common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. On May 10, 2002, the plaintiffs filed a consolidated and amended class action complaint seeking damages against the Company’s present and former officers and directors (but not the Company) and KPMG. Pursuant to the Company’s Plan of Reorganization, the Company purchased directors’ and officers’ liability insurance for certain of these current and former directors and officers and agreed to indemnify such individuals against certain liabilities, including those matters described above, up to an aggregate of $10 million in excess of any coverage to or for the benefit of all indemnitees.

      On June 13, 2002, the Company filed an adversary complaint and motion for a preliminary injunction in the Bankruptcy Court requesting the Court to stay the class action litigation commenced by the bond purchasers and equity purchasers. Additionally, on July 25, 2002, the Company filed with the Bankruptcy Court a motion to lift the automatic stay in the Chapter 11 Filings to allow the insurance company that provides officer and director liability insurance to the Company to pay the defense costs of the Company’s present and former officers and directors in such litigation. The Bankruptcy Court entered an order permitting the insurance company to pay defense costs incurred by the Company’s present and former officers and directors in the litigation, subject to certain conditions, in increasing amounts up to $800,000 pursuant to further authority in the order. After that order, the Company withdrew its motion for a preliminary injunction. Since the Effective Date of the Plan of Reorganization, the automatic stay no longer applies to the proceeds of the officer and director liability insurance policies which, therefore, have been generally available for defense costs incurred by the individual director and officer insured defendants in the class action and related litigations.

      During the pendency of the Company’s Chapter 11 cases, certain disputes arose between the Company, on one hand, and DESC Automotriz, S.A. de C.V. (“DESC”) and Hayes Wheels Aluminio, S.A. de C.V. (“HW Aluminio”) on the other, relating to the Company’s 40% joint venture interest in Hayes Wheels de Mexico, S.A. de C.V., a Mexican corporation manufacturing aluminum and steel wheels (“HW de Mexico”). In connection with these disputes DESC and HW Aluminio asserted administrative expense claims against the Company in an amount not less than $20.6 million relating to allegedly improper actions taken by the Company with respect to HW de Mexico during the Chapter 11 cases. On January 15, 2004, the Company purchased certain assets from HW Aluminio and sold its 40% interest in HW de Mexico to DESC. As a part of this transaction, the parties agreed to dismiss and withdraw all litigation between themselves. All pleadings necessary to dismiss and withdraw such matters have been filed with and approved by the necessary courts.

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

      The Company is the defendant in a patent infringement matter filed in 1997 in the United States District Court, Eastern District of Michigan. Lacks Incorporated (“Lacks”) alleged that the Company infringed on three patents held by Lacks relating to chrome-plated plastic cladding for steel wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001, the special master issued a report finding the Lacks’ third patent was invalid and recommending that Lacks’ remaining claims be dismissed, the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. In addition to the Company’s defenses in the lawsuit, the Company has certain rights of indemnification against a co-defendant in the matter that supplied the allegedly infringing product to the Company. In July 2003, Lacks filed an administrative claim in the Bankruptcy Court for $12 million relating to the alleged patent infringement.

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

      The nature of the Company’s business subjects it to litigation in the ordinary course of its business. In addition, the Company is from time to time involved in other legal proceedings. Although all claims made against the Company prior to the date of the bankruptcy filing, except as described in the immediately following paragraph, were satisfied in accordance with the terms of the Plan of Reorganization or in connection with settlement agreements that were approved by the Bankruptcy Court prior to the Company’s emergence from bankruptcy, the Company cannot assure that any remaining or future claims will not have a significant negative impact on its results of operations and profitability. In addition, claims made after the date of the Company’s bankruptcy filing were not discharged in the bankruptcy proceeding.

      Claims made against the Company prior to the date of the bankruptcy filing may not have been discharged if the claimant had no notice of the bankruptcy filing. The Company is not presently aware of any such claims. In addition, in other bankruptcy cases, states have challenged whether their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. This issue has not been finally settled by the U.S. Supreme Court. Therefore, the Company can give no assurance that its emergence from bankruptcy resulted in a discharge of all claims against the Company with respect to periods prior to the date the Company filed for bankruptcy protection. Any such claim not discharged could have a material adverse effect on the Company’s financial condition and profitability; however, the Company is not presently aware of any such claims. Moreover, the Company’s European operations and certain other foreign operations did not file for bankruptcy protections, and claims against them are not affected by the Company’s bankruptcy filing.

      In the ordinary course of its business, the Company is a party to other judicial and administrative proceedings involving its operations and products, which may include allegations as to employment practices and manufacturing quality, design and safety. The Company carries insurance coverage in such amounts in excess of its self-insured retention as management believes to be reasonable under the circumstances and which may or may not cover any or all of the Company’s liabilities in respect of claims and lawsuits. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance rights under indemnification agreements and established reserves for uninsured liabilities), management believes that the outcome of these proceedings will not have a material adverse effect on the financial condition or ongoing results of operations of the Company.

      The Company is exposed to potential product liability and warranty risks that are inherent in the design, manufacture and sale of automotive products, the failure of which could result in property damage, personal injury or death. Accordingly, individual or class action suits alleging product liability or warranty claims could result. Although the Company currently maintains what is believed to be suitable and adequate product liability insurance in excess of its self-insured amounts, there can be no assurance that the Company will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. In addition, if any of the Company’s products prove to be defective, the Company may be required to participate in a recall involving such products. A successful claim brought against the Company in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on its results of operations or financial condition.

      Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), the Company currently has potential environmental liability arising out of both its wheel and non-wheel businesses at 17 Superfund sites (the “Sites”). Five of the Sites were related to the operations of Motor Wheel prior to the divestiture of that business by The Goodyear Tire & Rubber Co. (“Goodyear”). In connection with the 1986 purchase of Motor Wheel by MWC Holdings, Inc. (“Holdings”), Goodyear agreed to retain all liabilities relating to these Sites and to indemnify and hold Holdings harmless with respect thereto. Goodyear has acknowledged this responsibility and is presently representing the interests of the Company with respect to all matters relating to these five Sites.

      As a result of activities which took place at the Company’s Howell, Michigan facility prior to its acquisition by the Company, the United States Environmental Protection Agency (the “EPA”) is performing, under CERCLA, a remedial investigation/feasibility study of PCB contamination at this Site, and in the adjacent South Branch of the Shiawasee River. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. (“Cast Forge”) (the previous owner of this Site) and the State of Michigan, any additional PCB cleanup which may be required is the financial responsibility of the State of Michigan, and not of Cast Forge or its successors or assigns (including the Company). The EPA has concurred in the consent judgment.

      The Company is working with various government agencies and the other parties identified by the applicable agency as “potentially responsible parties” to resolve its liability with respect to seven Sites. The Company’s potential liability at each of these Sites is not currently anticipated to be material.

      The Company has potential environmental liability at the four remaining Sites arising out of businesses presently operated by Kelsey-Hayes. Kelsey-Hayes has assumed and agreed to indemnify the Company with respect to any liabilities associated with these Sites. Kelsey-Hayes has acknowledged this responsibility and is presently representing the interests of the Company with respect to these sites.

      Kelsey-Hayes, and in certain cases the Company, may remain liable with respect to environmental cleanup costs in connection with certain divested businesses, relating to aerospace, heavy-duty truck components and farm implements, under Federal and state laws and under agreements with purchasers of these divested businesses. The Company believes, however, that such costs in the aggregate will not have a material adverse effect on the consolidated operations or financial condition of the Company and, in any event, Kelsey-Hayes has assumed and agreed to indemnify the Company with respect to any liabilities arising out of or associated with these divested businesses.

      In addition to the Sites, the Company also has potential environmental liability at two state-listed sites in Michigan and one in California. Of the Michigan sites, one is covered under the indemnification agreement with Goodyear described above. The Company is presently working with the Michigan Department of Environmental Quality to resolve its liability with respect to the second Michigan site, for which no significant costs are anticipated. The California site is a former wheel manufacturing site operated by Kelsey-Hayes in the early 1980’s. The Company is working with two other responsible parties and with the State of California on investigation and remediation of this site.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company had 30,000,000 shares of Common Stock outstanding and 21 record holders as of January 31, 2004. The Company’s shares trade on the NASDAQ National Market under the symbol “HAYZ”. From June 4, 2003 until December 1, 2003, the Company’s common stock traded in the over-the-counter market through the OTCBB and in the “pink sheets” under the symbol “HAYZ.” The range of sale prices for the Company’s common stock as reported by the Nasdaq National Market from December 2, 2003 until January 31, 2004 and by the OTCBB at www.otcbb.com and Pink Sheets LLC at www.pinksheets.com from June 4, 2003 through December 1, 2003 ranged from a high of $23.64 per share on January 28, 2004 to a low of $11.00 per share on June 10, 2003. Although the foregoing prices have been obtained from sources believed to be reliable, no assurances can be given with respect to the accuracy of such prices or as to whether other prices higher or lower than those set forth above have been quoted. In addition, such prices reflect interdealer prices which may not include retail mark-up, mark down or commission and may not necessarily represent actual transactions.

      The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share as reported by the Nasdaq National Market from December 2, 2003 until January 31, 2004 and by the OTCBB at www.otcbb.com and Pink Sheets LLC at www.pinksheets.com from June 4, 2003 through December 1, 2003:

	High	Low

Fiscal 2003:
Second quarter (June 4, 2003 to July 31, 2003)	$14.90	$11.00
Third quarter	17.00	13.70
Fourth quarter	23.64	15.25

      The Company has not paid dividends on its common stock in fiscal 2003, and does not intend to pay dividends on its common stock in the foreseeable future.

Item 6.	Selected Financial Data

      As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the period ending January 31, 2004 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending May 31, 2003 are presented as the “Predecessor.” Comparative financial statements do not straddle the Effective Date because in effect the Successor Company represents a new entity.

      The following table sets forth selected consolidated financial data with respect to the Company for the eight months ended January 31, 2004, the four months ended May 31, 2003, and the four fiscal years ended January 31, 2003. The information set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page F-1.

	Successor	Predecessor

	Eight	Four
	Months	Months	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31,	May 31,	January 31,	January 31,	January 31,	January 31,
	2004	2003	2003	2002	2001	2000

	(Amounts in millions, except share amounts)
Income Statement Data:
Net sales	$1,366.6	$689.8	$2,001.6	$2,039.1	$2,168.2	$2,295.1
Depreciation and amortization	111.1	46.4	132.0	156.4	152.1	135.8
Asset impairments and other restructuring charges	28.9	6.4	43.5	141.6	127.7	3.7
Loss on investment in joint venture	—	—	—	3.8	1.5	—
Interest expense, net(1, 2)	42.1	22.7	72.7	175.2	163.5	153.3
Subsidiary preferred stock dividends	0.5	—	—	—	—	—
Reorganization items	—	45.0	44.5	47.8	—	—
Fresh start accounting adjustments(3)	—	(63.1)	—	—	—	—
Income tax provision	10.9	60.3	3.6	11.8	9.7	38.3
Cumulative effect of change in accounting principle, net of tax of $0(4)	—	—	554.4	—	—	—
Extraordinary gain, net of tax of $0(3)	—	(1,076.7)	—	—	—	—

Net income (loss)	$(46.5)	$1,043.0	$(634.5)	$(396.7)	$(186.2)	$47.6

Balance Sheet Data:
Total assets	$2,296.6		$1,846.6	$2,358.1	$2,603.9	$2,679.9
DIP facility, bank borrowings and current portion of long-term debt(1)	25.5		105.8	42.2	1,693.3	143.2
Long-term debt	752.4		61.9	91.7	94.6	1,384.6
Liabilities subject to compromise(5)	—		2,133.8	2,121.0	—	—
Stockholders’ equity (deficit)	595.9		(1,074.4)	(460.0)	(21.8)	190.7
Per Share Data:
Loss per share	$(1.55)
Average number of shares outstanding (in thousands)	30,011

(1)	See Note (11) to the consolidated financial statements included herein.

(2)	For the four months ended May 31, 2003 and fiscal years ended January 31, 2003 and 2002, interest expense, net, excludes approximately $38.7 million, $117.6 million and $18.7 million, respectively, of interest expense that would have accrued from February 1, 2003 to May 31, 2003, from February 1, 2002 to January 31, 2003 and from December 5, 2001 to January 31, 2002, respectively, with respect to certain long-term debt classified as liabilities subject to compromise. See Note (12) to the consolidated financial statements included herein.

(3)	See Note (3) to the consolidated financial statements included herein.

(4)	See Note (7) to the consolidated financial statements included herein.

(5)	See Note (12) to the consolidated financial statements included herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements, related notes thereto and the other information included elsewhere herein.

Executive Summary

Company Overview

      Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is a leading provider of steel wheels for the commercial highway market and is also a leading supplier in the high growth market for lightweight aluminum products, including suspension, brake and powertrain components. The Company is the lending supplier of automotive wheels used by OEMs in North America and Europe. The Company has a global footprint with 44 facilities located in 14 countries around the world. The Company sells products to every major North American, Japanese and European manufacturer of passenger cars and light trucks as well as more than 300 commercial highway vehicle customers throughout the world. The Company’s products are presently on 16 of the top 20 selling platforms for passenger cars in the United States.

      The Company sells products to every major North American, Japanese and European manufacturer of passenger cars and light trucks as well as more than 300 commercial highway vehicle customers throughout the world. The Company has a sales and marketing organization of dedicated customer teams located in all major vehicle producing regions. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities and engineering/ technical centers.

      On December 5, 2001, the Company’s wholly owned domestic subsidiaries and one wholly owned Mexican subsidiary filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The Company emerged from bankruptcy on June 3, 2003. In connection with the emergence from Chapter 11, the Company entered into a $550.0 million senior secured credit facility, as amended. The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility. In addition, HLI issued an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). On February 11, 2004, the Company closed on a primary offering of 7.7 million shares of common stock, and a secondary offering of 2.0 million shares of its common stock. The Company used the net proceeds that it received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding New Senior Notes on March 12, 2004, to prepay $16.0 million, plus accrued and unpaid interest thereon, of its New Term Loan on February 12, 2004, and for general corporate purposes.

      In fiscal 2003, the Company had net sales of $2.1 billion, with approximately 48% of the Company’s net sales for that period derived from international markets, and the Company had earnings from operations in fiscal 2003 of $62.0 million (which includes the impact of certain gains and expenses related to its emergence from Chapter 11 proceedings).

Industry and Economic Factors

Opportunities:

      The Company believes there are a number of important trends in the automotive parts industry that the Company has benefited from in the past and will continue to benefit from in the future.

An increasing requirement for global capabilities

      As a result of OEMs expanding their business operations globally, suppliers are being required to operate in these same global markets to obtain new business from their customers. Few suppliers are truly global, and those that are have a competitive advantage.

A growing demand for full service suppliers

      Automotive OEMs are increasingly outsourcing a greater number of vehicle components to their suppliers, and increasingly require that their suppliers have the capabilities to design and engineer the components they manufacture for the OEMs. Automotive OEMs are awarding new business to those suppliers that support the full range of design and engineering services required to provide high quality, technologically advanced products under shortened product development timetables.

An increasing use of aluminum in vehicles

      Automotive OEMs are focused on increasing the fuel efficiency of vehicles while maintaining safety and comfort. Light metals such as aluminum provide automotive OEMs with a way to materially reduce the overall weight of the vehicle and improve fuel efficiencies. Aluminum penetration in the North American wheel market is approximately 62%, as automotive OEMs have recognized both the weight efficiencies of aluminum and its favorable design characteristics. Aluminum wheel penetration in Europe is approximately 33% and the Company expects it to grow significantly as the European market looks to both improve fuel efficiency and provide design differentiation. The most significant growth area in the market for aluminum vehicle parts is expected to be in the suspension components area, where the penetration of aluminum currently is less than half that of wheels, even though aluminum provides significant weight saving opportunities to automotive OEMs.

Challenges:

      The Company faces a number of challenges that could negatively impact results.

Customer Pricing Pressures

      OEMs have been seeking ways to lower their own costs of manufacturing which could adversely affect the Company’s business. These cost reductions may be effected through an increased use of internal manufacturing or through relocation of production to countries with lower-cost structures. As production is relocated, OEMs might find it more cost-efficient to rely on either internal manufacturing capabilities at such relocated facilities or local or other foreign suppliers with lower production costs. This internal manufacturing or reliance on local or other foreign suppliers may have a significant negative impact on the Company’s business.

      Furthermore, OEMs historically have had significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Tier 1 suppliers are subject to substantial continuing pressure from OEMs to reduce the price of their products. In addition, several of the Company’s major customers have announced significant cost-cutting initiatives, which could further increase downward pressure on pricing. If the Company is unable to generate sufficient production cost savings in the future to offset price reductions, its gross margin and profitability would be adversely affected.

Competition

      The major domestic and foreign markets for the Company’s products are highly competitive. Competition is based primarily on price, technology, quality, delivery and overall customer service. The Company’s customers have shifted research and development, design and validation responsibilities to their key suppliers, focusing on stronger relationships with fewer suppliers. The Company’s global competitors include a large number of other well-established suppliers. Competitors typically vary among each of the Company’s products and geographic markets. Furthermore, the rapidly evolving nature of the markets in which the Company competes may attract new domestic or international entrants. As a result, the Company’s sales levels and margins could be adversely affected by pricing pressures caused by such new entrants, especially in low-cost foreign markets such as China. In addition ongoing consolidation of the automotive industry could adversely affect the Company’s business. Such consolidation could result in a loss of some of its present customers to competitors.

Concentration of Sales

      The Company derived approximately half of fiscal 2003 net sales on a worldwide basis from Ford, DaimlerChrysler and General Motors and their subsidiaries. The Company’s sales levels and margins could be adversely affected as a result of pricing pressures caused by new competitors in low-cost foreign markets such as China. These factors led to selective resourcing of future business to competitors in the second quarter of fiscal 2003. Additionally, these customers have been experiencing decreasing market share in North America, which could result in lower sales volumes for Hayes.

Material Prices

      Global spot market steel prices have significantly increased during 2003 and into early 2004. One factor leading to the higher prices is the increasing demand for steel in China, industry consolidation, and rising raw material costs. In response to the increasing cost of raw materials, a number of steel suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge some suppliers claim they will be unable to provide adequate supplies of steel. In addition, some of the Company’s suppliers have sought, and others may seek in the future, bankruptcy relief which could affect the availability or price of steel. These factors could negatively impact the Company’s results of operations as it may be unable to compel suppliers to comply with existing contracts or to source adequate supplies of steel. The Company believes it can partially offset the impact of cost increases through higher scrap sales recoveries and or by passing some of these costs through to certain of its customers. The Company believes it can offset the remaining impact primarily by improved productivity and efficiency.

Dependence on U.S. and Global Economies

      A significant portion of the Company’s sales are to automotive OEMs, and therefore its financial performance depends, in large part, on conditions in the automotive industry, which, in turn, are generally dependent upon the U.S. and global economies. Relatively modest declines in the Company’s customers’ production levels could have a significant adverse impact on its profitability because the Company has substantial fixed production costs. The Company’s sales are also impacted by retail inventory levels and its customers’ production schedules. If the Company’s OEM customers significantly reduce their inventory levels and reduce their orders from us, the Company’s performance would be adversely impacted. In this environment, the Company cannot predict future production rates or inventory levels or the underlying economic factors. Continued uncertainty and unexpected fluctuations may have a significant negative impact on the Company’s business.

      The Company’s principal operations are directly related to domestic and foreign automotive and commercial highway vehicle production. Industry sales and production are cyclical, and therefore can generally be affected by the strength of the economy, by consumer spending, or in specific regions such as North America or Europe, by prevailing interest rates and by other factors which may have an effect on the level of its sales. Any decline in the demand for new automobiles could have a material adverse impact on the Company’s financial condition and results of operations.

Impact of Emerging from Bankruptcy

      The bankruptcy case may adversely affect the Company’s ability to negotiate favorable terms from suppliers, landlords and others and to attract and retain customers. The failure to obtain such favorable terms or attract and retain customers could adversely affect the Company’s financial performance.

Impact of Debt Levels

      The Company has substantial levels of debt, including debt under the New Credit Facility, the Senior Notes and other debt instruments. As of January 31, 2004, the Company had $777.9 million of total indebtedness and $48.5 million of cash and cash equivalents. The degree to which the Company is leveraged could have important consequences, including: requiring a substantial portion of the Company’s cash flow from operations to be dedicated to debt service and therefore not available to the Company for operations, capital expenditures and future business opportunities; increasing the Company’s vulnerability to a downturn in general economic conditions or in its business; and limiting the Company’s ability to adjust to changing market conditions, placing the Company at a competitive disadvantage compared to its competitors that have relatively less debt.

      The indenture governing the Company’s Senior Notes, New Credit Facility and other debt agreements contain a number of significant covenants that, among other things, restrict its ability, and the ability of its subsidiaries, to obtain additional financing or access its revolving credit facility in the future for capital expenditures, working capital or general corporate purposes.

Significant Strategies

      While the Company’s net sales are continually affected by pressure from its major customers to reduce prices, the Company’s emphasis on reduction of production costs, increased productivity and improvement of production facilities has enabled the Company to respond to this pressure. The Company continuously implements strategic initiatives designed to improve product quality while reducing manufacturing costs. The Company has implemented a broad range of initiatives that have resulted in substantially improved operating performance. The Company continues to focus on opportunities to improve operating income including: (a) further rationalization of manufacturing capacity; (b) streamlining of marketing and general and administrative overhead; (c) continued implementation of lean manufacturing and Six Sigma initiatives; (d) efficient investment in new equipment and technologies and the upgrading of existing equipment; and (e) continued improvement of its internal controls and centralization of certain aspects of its accounting and finance functions. The Company’s management team is focused on maximizing the Company’s current asset base to improve its operational efficiency while also adapting to the needs of customers and the market.

      To meet the Company’s customers’ demands for the highest quality, lowest cost product delivered globally, the Company has established manufacturing facilities in a number of countries around the globe that have low production costs. Additionally, a key part of the Company’s business strategy is to expand its ability to produce low-pressure aluminum cast components. In the next two years, the Company intends to expand existing capacity in Thailand and the Czech Republic and to refurbish and expand the cast aluminum wheel plant the Company recently acquired in Chihuahua, Mexico so that it will serve the North American wheel market utilizing low pressure casting technology. However, the Company may be unable to successfully implement its business strategies due to a weakening of the economy, changes in the automotive industry or other factors.

Chapter 11 Filings and Emergence from Chapter 11

Chapter 11 Filings

      On December 5, 2001, Hayes Lemmerz International, Inc. (“Old Hayes”), 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the “Debtors”) filed voluntary petitions for reorganization relief (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of the

Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

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

      In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, as amended by Amendment No. 1 and Waiver to Credit Agreement, dated October 16, 2003 (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt. See Notes (3), (11) and (12) to the consolidated financial statements included herein.

Reorganization Items

      Reorganization items as reported in the four months ended May 31, 2003 and the fiscal 2002 and 2001 consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. Reorganization items were as follows (millions of dollars):

	Predecessor

	Four
	Months
	Ended
	May 31,	Fiscal	Fiscal
	2003	2002	2001

Write-off of deferred financing costs related to prepetition domestic borrowings	$—	$—	$38.9
Critical employee retention plan provision	11.7	7.3	—
Estimated accrued liability for rejected prepetition leases
and contracts	—	10.7	—
Professional fees related to the Filing	30.8	28.3	9.0
Creditors’ Trust obligation	2.0	—	—
Settlement of prepetition liabilities	—	(1.5)	—
Other	0.5	(0.3)	(0.1)

Total	$45.0	$44.5	$47.8

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

      Payments related to Chapter 11 filings not discussed above consisted primarily of professional fees and cure payments and were approximately $31.3 million and $22.4 million during the eight months ended January 31, 2004 and the four months ended May 31, 2003, respectively. Payments related to Chapter 11 filings were approximately $81.7 million during fiscal 2002, and consisted primarily of professional fee payments, critical vendor payments, the Retention Bonus and a portion of accrued interest and fees under the Company’s prepetition credit agreements. Cash payments with respect to reorganization items were approximately $5.3 million in fiscal 2001, and consisted primarily of professional fee payments.

      As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the period ending January 31, 2004 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending May 31, 2003 are presented as the “Predecessor.” Comparative financial statements do not straddle the Effective Date because in effect the Successor Company represents a new entity. As a result of applying fresh start accounting, the Successor will have increased depreciation and amortization expense, no reorganization items, no fresh start accounting adjustments and lower interest expense in comparison to the Predecessor. Depreciation expense of the Successor is expected to be higher annually resulting from: (a) an increase in the carrying value of certain plant, equipment and tooling to fair value under fresh start accounting; (b) revisions to remaining estimated useful lives under fresh start accounting; and (c) the increase in the carrying value of other property, plant, equipment and tooling from refinancing certain synthetic leases. Amortization expense of the Successor is expected to be higher annually resulting from an increase in the carrying value of definite-lived intangible assets to fair value under fresh start accounting. Interest expense is expected to decrease resulting from the Successor’s new capital structure.

      For purposes of the periods presented in Management’s Discussion and Analysis of Financial Condition and Result of Operations, the Successor eight months ended January 31, 2004 and the Predecessor four months ended May 31, 2003 have been combined for convenience of discussion and are collectively referred to as “fiscal 2003.”

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

Fiscal 2003 Compared to Fiscal 2002

Net Sales

	2003	2002	$ Change

	(Millions of dollars)
Automotive Wheels	$1,228.8	$1,168.8	$60.0
Components	708.3	737.7	(29.4)
Other	119.3	95.1	24.2

Total	$2,056.4	$2,001.6	$54.8

      The Company’s net sales for the fiscal year ended January 31, 2004 increased $54.8 million to $2,056.4 million from $2,001.6 million in the fiscal year ended January 31, 2003. After adjusting for the net impact of favorable exchange rate fluctuations, relative to the U.S. dollar, net sales for the first fiscal year of 2003 declined 4.2% or approximately $84 million as compared to the same period in 2002.

      Net sales from the Company’s Automotive Wheels segment increased $60.0 million to $1,228.8 million in fiscal year 2003 from $1,168.8 million in fiscal year 2002. Automotive Wheels net sales were favorably impacted by foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by approximately $118 million, and also by favorable product mix. These increases were partially offset by decreased unit pricing and lower customer production requirements in North America primarily due to the termination and balancing out of certain programs.

      Net sales from Components decreased $29.4 million to $708.3 million in fiscal 2003 from $737.7 million in fiscal 2002. The decrease in Components net sales was primarily due to lower customer production requirements, the termination and balancing out of certain programs and lower unit pricing, which was partially offset by a more favorable product mix. Net sales in fiscal 2002 were $16 million higher, compared to fiscal 2003, due to the closure of the Company’s Petersburg, Michigan facility and the sale of the Company’s Maulbronn, Germany foundry in fiscal 2002. This was offset by the impact of favorable foreign exchange rate fluctuations, which increased net sales by approximately $20 million.

      Other net sales increased $24.2 million to $119.3 million during fiscal 2003 from $95.1 million during fiscal 2002. This increase was primarily due to higher volumes in the Company’s commercial highway and aftermarket operations, as trailer production builds continued to increase in fiscal 2003 from 2002.

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items

      Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is used as a non-GAAP measure of the Company’s primary profitability measure because it excludes fresh start accounting adjustments and reorganization items which do not represent normal operating performance of the Company as these items relate only to the Company’s Chapter 11 Filings and emergence. Earnings (loss)

from operations excluding fresh start accounting adjustments and reorganization items is calculated as follows (millions of dollars):

	2003	2002

Earnings (loss) from operations	$62.0	$(0.3)
Excluding:
Fresh start accounting adjustments	(63.1)	—
Reorganization items	45.0	44.5

Earnings from operations excluding fresh start accounting adjustments and reorganization items	$43.9	$44.2

      The following tables present earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items, as well as other information by segment (millions of dollars):

	2003

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$57.6	$9.3	$(23.0)	$43.9
Fresh start accounting adjustments	57.9	27.7	(22.5)	63.1
Reorganization items	(0.1)	0.2	(45.1)	(45.0)

Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(1.5)	$(0.9)	$—	$(2.4)
Impairment of machinery, equipment and tooling	(21.4)	(10.0)	—	(31.4)
Facility closure costs	(0.9)	—	—	(0.9)
Severance and other restructuring costs	(0.6)	—	—	(0.6)

Total asset impairments and other restructuring charges:	$(24.4)	$(10.9)	$—	$(35.3)

	2002

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$40.5	$26.1	$(22.4)	$44.2
Reorganization items	(8.0)	(1.0)	(35.5)	(44.5)

Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(1.7)	$(0.8)	$—	$(2.5)
Impairment of machinery, equipment and tooling	(25.1)	(0.8)	(0.5)	(26.4)
Facility closure costs	(6.7)	—	—	(6.7)
Severance and other restructuring costs	(2.9)	(1.0)	(4.0)	(7.9)

Total asset impairments and other restructuring charges:	$(36.4)	$(2.6)	$(4.5)	$(43.5)

      The Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $0.3 million in fiscal 2003 to $43.9 million, from earnings of $44.2 million in fiscal 2002. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by approximately $12 million from fiscal 2002. This decline is primarily driven by a $25.5 million increase in depreciation and amortization expense due primarily to the adoption of fresh start accounting upon the

Company’s emergence from Chapter 11. Improved operating performance and a favorable product mix improved earnings from operations by $43 million, but were partially offset by lower OEM production requirements and increased pricing pressures of $33 million.

      Earnings from operations excluding fresh start accounting adjustments and reorganization items at the Company’s Automotive Wheels operations increased by $17.1 million from fiscal 2002 compared to the same period in 2003. The Company’s Automotive Wheels segment recorded asset impairment losses and other restructuring charges of $24.4 million in 2003 and $36.4 million in fiscal 2002. It recorded asset impairment losses when it determined, based on its most recent sales projections, that its current estimate of the future undiscounted cash flows from certain of its facilities would not be sufficient to recover the carrying value of the fixed assets and production tooling at those facilities and also when management’s plan for the future use of machinery and equipment changed. In fiscal 2003, Automotive Wheels recorded asset impairment losses and restructuring charges of $5.7 million at its La Mirada, California facility, $6.4 million at its Gainesville, Georgia operations, and $8.8 million at its Howell, Michigan facility. The Automotive Wheels segment also recorded $3.5 million of impairment losses and other restructuring costs at various facilities in fiscal 2003. Further, on April 1, 2004 the Company announced the closure of its Howell, Michigan facility. During fiscal 2002, Automotive Wheels recorded asset impairment losses of $15.5 million at its La Mirada, California facility, $3.3 million of impairment losses at its Sedalia, Missouri facility and $2.2 million at the Company’s Howell, Michigan facility, as well as $8.6 million in impairment losses and facility closure costs related to its Somerset, Kentucky facility and $6.8 million in impairment losses and other restructuring costs at various facilities. The remaining increase in Automotive Wheels earnings from operations excluding fresh start accounting adjustments and reorganization items is due primarily to improved operating performance and favorable fluctuations in foreign exchange rates relative to the U.S. dollar which improved earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $23 million and $10 million, respectively. This was partially offset by lower OEM production requirements in North America and increased pricing and customer satisfaction pressures which decreased earnings from operations by approximately $19 million. Higher depreciation and amortization expense primarily related to the Company’s adoption of fresh start accounting upon emergence from Chapter 11 decreased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $6 million. Earnings from operations excluding fresh start accounting adjustments and reorganization items for fiscal 2003 also includes absorption of the $3.6 million fair value adjustment to inventory included in the Successor’s opening balance sheet which negatively impacted earnings.

      Components earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $16.8 million in fiscal 2003 compared to the same period in fiscal 2002. During fiscal 2003 and 2002, Components recorded asset impairment losses and restructuring charges of $10.9 million and $2.6 million, respectively, at various facilities. Components recorded asset impairment losses of $7.5 million in 2003 when it determined, based on its most recent sales projections, that its current estimate of the future undiscounted cash flows from the Wabash, Indiana facility would not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. Improved operating performance and higher value added sales increased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $22 million during fiscal 2003. This increase was offset by lower OEM production requirements and increased pricing pressures which decreased earnings from operations by $19 million, as well as the $1.6 million fair value adjustment to inventory included in the Successor’s opening balance sheet which negatively impacted earnings. Higher depreciation and amortization expense, due primarily to the Company’s adoption of fresh start accounting during emergence from Chapter 11, decreased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $11 million.

      Loss from operations excluding fresh start accounting adjustments and reorganization items in the Company’s Other segment increased by $0.6 million in fiscal 2003. Subsequent to the Company’s emergence from Chapter 11, it continued to incur post-emergence bankruptcy-related professional fees, and it also established a long term incentive plan for senior management during 2003, which combined decreased earnings from operations by approximately $10 million. This was partially offset by increased volumes and improved operating performance in the Company’s commercial highway and aftermarket operations. Earnings from the Company’s other segment were also negatively impacted in fiscal 2002 by $4.0 million of restructuring costs, primarily related to an early retirement program.

Interest Expense, net

      Interest expense, net, was $64.8 million for fiscal 2003 compared to $72.7 million for fiscal 2002. Interest expense, net, between the two periods is not comparable because of the Company’s new capital structure established upon emergence from Chapter 11. See Notes (1) and (11) to the consolidated financial statements included herein regarding the Company’s new capital structure.

      Further, interest expense, net, for fiscal 2003 includes a $1.1 million increase to interest income as a result of adjusting to fair value the Company’s outstanding Series A Warrants and Series B Warrants, which are recorded as liabilities on the consolidated balance sheet as of January 31, 2004.

Income Taxes

      Income tax expense was $71.2 million for fiscal 2003 compared to $3.6 million for fiscal 2002. This expense is the result of deferred taxes of approximately $46.0 million relating to fresh start accounting adjustments in foreign jurisdictions, $6.5 million of state tax related to the taxable merger between the Predecessor and HLI, and tax related to operations in foreign jurisdictions as well as in various states. The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no United States federal income tax benefit recorded against current losses.

Fiscal 2002 Compared to Fiscal 2001

Net Sales

	2002	2001	$ Change

	(Millions of dollars)
Automotive Wheels	$1,168.8	$1,232.8	$(64.0)
Components	737.7	657.9	79.8
Other	95.1	148.4	(53.3)

Total	$2,001.6	$2,039.1	$(37.5)

      The Company’s net sales for fiscal 2002 were $2,001.6 million, a decrease of 1.8% as compared to net sales of $2,039.1 million in fiscal 2001. This decrease is primarily due to the impact of lower sales to light vehicle OEMs and heavy-duty vehicle manufacturers in North America.

      Net sales from the Company’s Automotive Wheels segment decreased $64.0 million to $1,168.8 million in fiscal 2002 from $1,232.8 million in fiscal 2001. Net sales from the Company’s North American wheel operations decreased by approximately $84 million from fiscal 2002 to fiscal 2001, due primarily to lower OEM production requirements and the closure of the Somerset, Kentucky aluminum wheel facility. Net sales from the Company’s international wheel operations increased by approximately $20 million, due primarily to favorable changes in product mix and the impact of foreign exchange fluctuations. This increase was partially offset by lower pass-through pricing and the sale of the Company’s Brazilian agriculture wheel business.

      Net sales from Components increased $79.8 million to $737.7 million in fiscal 2002 from $657.9 million in fiscal 2001. The increase is primarily due to new program launches at the Company’s Montague, Michigan facility and at the Company’s other suspension component operations that increased sales by approximately $105 million. This was partially offset by the impact of the closure of the Company’s Petersburg, Michigan facility and the sale of the Company’s Maulbronn, Germany foundry during the second quarter of 2002, which reduced net sales by approximately $44 million during 2002. The remainder of the increase in Components net sales is primarily due to higher volumes on existing platforms.

      Other net sales decreased $53.3 million to $95.1 million in fiscal 2002 from $148.4 million in fiscal 2001. Net sales from the Company’s commercial highway and aftermarket operations were approximately $28 million lower in fiscal 2002 compared to 2001 due primarily to abnormally high military wheel shipments in fiscal 2001 and lower North American heavy duty trailer production in fiscal 2002. The remaining decrease in Other net sales is primarily due to the sale of the Company’s European system service business during the fourth quarter of fiscal 2001.

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items

      Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is calculated as follows (millions of dollars):

	2002	2001

Earnings (loss) from operations	$(0.3)	$(210.6)
Excluding:
Fresh start accounting adjustments	—	—
Reorganization items	44.5	47.8

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$44.2	$(162.8)

      The following tables present earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items, as well as other information by segment (millions of dollars):

	2002

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start accounting adjustment and reorganization items	$40.5	$26.1	$(22.4)	$44.2
Reorganization items	(8.0)	(1.0)	(35.5)	(44.5)

Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(1.7)	$(0.8)	$—	$(2.5)
Impairment of machinery, equipment and tooling	(25.1)	(0.8)	(0.5)	(26.4)
Facility closure costs	(6.7)	—	—	(6.7)
Severance and other restructuring costs	(2.9)	(1.0)	(4.0)	(7.9)

Total asset impairments and other restructuring charges:	$(36.4)	$(2.6)	$(4.5)	$(43.5)

	2001

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start accounting adjustment and reorganization items	$(113.2)	$(53.6)	$4.0	$(162.8)
Reorganization items	—	—	(47.8)	(47.8)

Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(43.6)	$(36.9)	$—	$(80.5)
Impairment of machinery, equipment and tooling	(29.6)	(10.7)	—	(40.3)
Facility closure costs	(11.0)	(0.6)	—	(11.6)
Severance and other restructuring costs	(2.7)	(0.2)	(6.3)	(9.2)

Total asset impairments and other restructuring charges:	$(86.9)	$(48.4)	$(6.3)	$(141.6)

      The Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items increased by $207.0 million to $44.2 million in fiscal 2002 from a loss of $162.8 million in fiscal 2001. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s fiscal 2002 earnings from operations excluding fresh start accounting adjustments and reorganization items increased by approximately $204.7 million from fiscal 2001.

      Earnings from operations excluding reorganization items at the Company’s Automotive Wheels operations increased approximately $153.7 million from fiscal 2002 compared to the same period in 2001. The Company’s Automotive Wheels segment recorded asset impairment losses and restructuring charges of $36.4 million in 2002 and $86.9 million in fiscal 2001. The asset impairment losses were recorded when the Company determined, based on its most recent sales projections, that its current estimate of the future undiscounted cash flows from the facilities would not be sufficient to recover the carrying value of that facility’s fixed assets and production tooling and also when management’s plan for the future use of machinery and equipment changed. During fiscal 2002, Automotive Wheels recorded asset impairment losses of $15.5 million at its LaMirada, California facility, $3.3 million at its Sedalia, Missouri facility, $2.2 million at its Howell, Michigan facility, $8.6 million in impairment losses and facility closure costs related to its Somerset, Kentucky facility and $6.8 million in impairment losses and other restructuring costs at various facilities. In fiscal 2001, the Company’s North American Wheels operations recorded asset impairment losses of $42.7 million and closures costs of $10.7 million at its Bowling Green, Kentucky facility, $6.8 million of impairment losses at its Somerset, Kentucky facility, and $12.9 million of impairment losses and other restructuring costs at various other operations in North America. In fiscal 2001, the Company’s International Wheels facilities recorded $11.1 million of asset impairment losses at its Königswinter, Germany facility, and $2.7 million in employee restructuring costs at various international operations. Operating performance improved $48 million in 2002 compared to the same period in 2001 as a result of the Company’s closure of the Company’s Somerset, Kentucky facility during the first quarter of 2002 and the winding down of the Bowling Green facility. Improved manufacturing performance and favorable product mix in global wheel operations further increased earnings by approximately $63 million. Automotive Wheels also recorded approximately $14 million lower depreciation and amortization expense in fiscal 2002 due primarily to the asset impairments recorded in 2001-2002 and the change in accounting for goodwill. The Company’s loss on its joint venture in Mexico decreased earning from operations approximately $4 million in fiscal 2001. The remaining changes in earnings were due primarily to lower volumes in North America, lower pricing and the sale of the Brazilian agricultural wheel business in fiscal 2001.

      Earnings (loss) from operations excluding reorganization items at the Company’s Components operations increased approximately $79.7 million from fiscal 2002 compared to the same period in 2001. The Company’s Components segment recorded asset impairment losses and restructuring charges of $2.6 million in 2002 and $48.4 million in fiscal 2001. Components recorded asset impairment losses when it determined, based on its most recent sales projections, that its current estimate of the future undiscounted cash flows from the facilities would not be sufficient to recover the carrying value of that facility’s fixed assets and production tooling and also when management’s plan for the future use of machinery and equipment changed. During fiscal 2001, Components recorded asset impairment losses of $28.5 million and closure costs of $0.6 million related to the Company’s Petersburg, Michigan facility and an impairment loss of $8.4 million for its foundry located in Maulbronn, Germany, which was later sold in 2002. Components also recorded asset impairment losses of $10.9 million, related to changes in management’s plan for the future use of idled machinery and equipment due primarily to changes in product mix at various North American operations. Improved operating performance and higher volumes increased Components earnings by approximately $37 million in 2002 from 2001. Components also recorded approximately $11 million lower amortization expense in fiscal 2002 due to the change in accounting for goodwill. The remaining change in Components earnings is due primarily to lower pricing and substantial program launch and start-up costs recorded at the Company’s Montague, Michigan facility during the first half of fiscal 2002.

      Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items in the Company’s Other segment decreased $26.4 million from earnings of $4.0 million in fiscal 2001 to a loss of $22.4 million in 2002. The Company’s Other segment recorded approximately $7 million higher pension and post-retiree medical expenses in fiscal 2002 related to its North American operations. Lower sales in the

Company’s commercial highway operations negatively impacted earnings by approximately $4 million in fiscal 2002 compared to fiscal 2001. Earnings in the Other segment were also approximately $3 million lower in fiscal 2002 due to the sale of the Company’s European systems service business during the fourth quarter of fiscal 2001. The remaining changes in Other earnings was due primarily to the centralization of certain corporate functions in North America and performance-based incentive compensation earned in fiscal 2002.

Interest Expense, net

      Interest expense was $72.7 million for fiscal 2002 compared to $175.2 million in fiscal 2001. This decease reflects the discontinuation of interest accrued on the Company’s Senior Notes and Senior Subordinated Notes, as well as lower interest rates.

Income Taxes

      Taxes on income for fiscal 2002 were $3.6 million of expense despite the pre-tax loss for the year. This tax expense is primarily the result of taxes in foreign jurisdictions and various states reduced by approximately $14.3 million in United States federal income tax benefits recorded for the loss carry back claims resulting from United States federal income tax law changes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance was recorded against all net deferred tax assets in the United States and certain deferred tax assets recorded at various international locations. The tax expense recorded during fiscal 2002 as a result of the increase in the required valuation allowance was $81.6 million.

      Implementation of a plan of reorganization under Chapter 11 is expected to reduce the availability of some or all of the Company’s net operating loss carryforwards and other tax attributes, and is expected to impact the tax basis of certain long-lived assets.

Liquidity and Capital Resources

Cash Flows

      Operating Activities: The Company’s operations provided $115.0 million in cash during fiscal 2003 compared to $105.7 million during fiscal 2002. This increase is primarily due to the improvement in domestic vendor payment terms, decreased inventory levels and higher profits, offset by higher tax and interest payments.

      Investing Activities: Cash used for investing activities increased by $66.5 million for fiscal 2003 compared to fiscal 2002. The primary items impacting the use of cash included higher capital expenditure spending, the purchase of certain equipment in fiscal 2003 that was previously leased, and an increase in cash used for the purchase of two businesses in fiscal 2003.

      Capital expenditures for fiscal 2003 were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates that capital expenditures for fiscal 2004 will be approximately $150 million relating primarily to meeting demand for new vehicle platforms and supporting maintenance and cost reduction programs (including approximately $12 million for renovation and expansion of its Mexican aluminum wheel plant).

      Financing Activities: Cash provided by financing activities increased by $12.5 million for fiscal 2003 compared to fiscal 2002. The Company received proceeds of $14.5 million from borrowings in fiscal 2002. During fiscal 2003, the Company received proceeds of $242.8 million and $436.1 million from its New Senior Notes and New Term Loan, respectively, net of any discounts and related fees. These proceeds were used to make payments required under the Plan of reorganization, including a $477.3 million payment to prepetition lenders, and a $13.0 million payment to holders of Old Senior Notes. Additionally, the Company repaid debt, borrowings and notes payable in the amount of $161.6 million during Fiscal 2003.

Sources of Liquidity

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

      The Company is currently in the process of implementing operational improvements, which consist of a number of cost-cutting and profit-enhancing initiatives. If the implementation of the operational improvements is not successful, the Company may be unable to offer products at a competitive price to generate sufficient operating funds to pay the interest on the Senior Notes and make payments due under its New Credit Facility. In such event, there can be no assurance that alternative sources of financing would be available to the Company or, if available, that such financing would be on commercially reasonable terms.

Other Liquidity Matters

      As more fully discussed in Note (20), Subsequent Events, to the consolidated financial statements included herein, on February 11, 2004 the Company closed on a primary offering of approximately 7.7 million shares of common stock, including approximately 1.3 million shares to cover over-allotments, and a secondary offering of 2.0 million shares of its common stock. The Company used the net proceeds that it received from the primary offering to redeem $87.5 million aggregate principal amount of its outstanding New Senior Notes on March 12, 2004, to prepay $16.0 million of its New Term Loan on February 12, 2004, and for general corporate purposes.

      On November 13, 2003, the Company acquired an additional 35% ownership interest in its Turkish joint venture for $13.9 million in cash and will pay an additional $1.1 million in the first quarter of fiscal 2004. As a result of this acquisition, the Company owns 60% of the subsidiary, Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., which is now a consolidated subsidiary of the Company beginning in the fourth quarter of fiscal 2003. As part of this transaction, the Company sold an approximate 7.8% interest in another Turkish subsidiary, Hayes Lemmerz — Inci Jant Sanayi A.S., for $2.4 million. This sale reduced the Company’s holdings in Hayes Lemmerz — Inci Jant Sanayi A.S. to 60%.

      On January 15, 2004, the Company acquired a cast aluminum wheel plant located in Chihuahua, Mexico for $15.7 million, of which $5.2 million was paid at closing, and the remainder of $10.5 million will be paid in the first half of fiscal 2004. The Chihuahua plant was formerly operated as part of a joint venture in which the Company owned a minority interest. Following planned refurbishment and expansion of the plant, it will serve the North American wheel market utilizing low pressure casting technology.

      As more fully discussed above, on June 3, 2003, in connection with the Company’s emergence from Chapter 11, HLI entered into the $550.0 million New Credit Facility, consisting of the $450.0 million New Term Loan and the $100.0 million Revolving Credit Facility. HLI also issued an aggregate of $250.0 million New Senior Notes. The Company and substantially all of its material direct and indirect domestic subsidiaries have guaranteed HLI’s obligations under the New Credit Facility, and the Company and substantially all of its domestic subsidiaries have guaranteed HLI’s obligations under the New Senior Notes. The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization. As of April 6, 2004, there were no outstanding borrowings and $20.5 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the revolving credit facility at April 6, 2004 was approximately $79.5 million.

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

      Certain of the Company’s operating leases covering leased assets with an original cost of approximately $68.0 million contained provisions which, if certain events occur or conditions were met, including termination of the lease, could have required the Company to purchase or re-sell the leased assets within a specified period of time, generally one year, based on amounts specified in the lease agreements. In connection with the Company’s emergence from Chapter 11, the Company purchased these assets for $23.6 million.

Credit Ratings

	S&P	Moody’s

Corporate & Bank Debt rating	BB-	Ba3
Senior Note rating	B+	B1

      In the event of a downgrading, the Company believes it would continue to have access to sufficient liquidity, however, the cost of borrowing would increase and our ability to access certain financial markets could be limited.

Significant Financial Covenants

      The indenture governing the Company’s Senior Notes, New Credit Facility and other debt agreements contain a number of significant covenants that, among other things, restrict its ability, and the ability of its subsidiaries, to:

•	declare dividends or redeem or repurchase capital stock;

•	prepay, redeem or purchase debt, including the Senior Notes;

•	incur liens and engage in sale-leaseback transactions;

•	make loans and investments;

•	incur additional debt, including borrowings under the Company’s revolving credit facility;

•	amend or otherwise alter certain debt documents;

•	make capital expenditures;

•	engage in mergers, acquisitions and asset sales;

•	enter into transactions with affiliates; and

•	alter the business the Company conducts.

      In addition, under the New Credit Facility the Company is required to satisfy certain financial covenants, including covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio, and the Company may become subject to additional or more restrictive covenants in connection with any future borrowing. The Company’s ability to comply with these covenants may be affected by events beyond its control. If the Company is unable to comply with the covenants under the indenture governing the Senior Notes, the New Credit Facility or any of its other debt instruments, there would be a default which, if not waived, could result in acceleration of the Company’s debt and its bankruptcy if the Company were unable to repay the amounts owed. Additionally, a default resulting from the Company’s failure to comply with such covenants or the applicable borrowing conditions would preclude it from borrowing additional funds. Compliance with the covenants could cause the Company to conduct its business, or to forgo opportunities, in such a manner as to materially harm the business.

      Although the agreement governing the New Credit Facility and the indenture governing the Senior Notes impose limits on the Company’s ability to incur additional debt, the Company may incur significant additional debt in the future. The degree to which the Company will be leveraged could have important consequences, including:

•	requiring a substantial portion of the Company’s cash flow from operations to be dedicated to debt service and therefore not available to the Company for operations, capital expenditures and future business opportunities;

•	increasing the Company’s vulnerability to a downturn in general economic conditions or in its business;

•	limiting the Company’s ability to adjust to changing market conditions, placing the Company at a competitive disadvantage compared to its competitors that have relatively less debt; and

•	limiting the Company’s ability to obtain additional financing or access its revolving credit facility in the future for capital expenditures, working capital or general corporate purposes.

Outlook

Customers

      The Company derived approximately half of its fiscal 2003 net sales on a worldwide basis from Ford, DaimlerChrysler and General Motors and their subsidiaries. The Company’s sales levels and margins could be adversely affected as a result of pricing pressures caused by new competitors in low-cost foreign markets, such as China. These factors led to selective resourcing of future business to competitors in the second quarter of fiscal 2003. Additionally, these customers have been experiencing decreasing market share in North America which could result in lower sales volumes for the Company.

      The Company’s net sales are continually affected by pressure from its major customers to reduce prices. The Company’s emphasis on reduction of production costs, increased productivity and improvement of production facilities has enabled the Company to respond to this pressure.

Steel Supply

      Global spot market steel prices have significantly increased during 2003 and into early 2004. Factors leading to the higher prices include the increasing demand for steel in China, industry consolidation and rising raw material costs. In response to the increasing cost of raw materials, a number of steel suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge some suppliers claim they will be unable to provide adequate supplies of steel. In addition, some of the Company’s suppliers have sought, and others may seek in the future, bankruptcy relief which could affect the availability or price of steel. These factors could negatively impact the Company’s results of operations as it may be unable to compel suppliers to comply with existing contracts or to source adequate supplies of steel. The Company believes it can partially offset the impact of cost increases through higher scrap sales recoveries and or by passing some of these costs through to certain of its customers. The full impact of steel prices is uncertain given the volatility in the spot steel market.

Interest Rate and Foreign Exchange Rate Fluctuations

      A portion of the Company’s debt, including its borrowings under the New Credit Facility, bears interest at variable rates. Any increase in the interest rates on the Company’s debt will reduce funds available to it for its operations and future business opportunities and will exacerbate the consequences of its leveraged capital structure.

      Due to the increase in the Company’s operations outside the United States, the Company has experienced increased foreign currency exchange gains and losses in the ordinary course of business. As a result, fluctuations in the exchange rate between the U.S. dollar, the euro and the currencies of other countries in which the Company conducts its business may have a material impact on its financial condition as cash flows generated in other currencies will be used, in part, to service its dollar-denominated debt. This could result in an increase in the Company’s overall leverage and could result in less cash flow available for debt repayment should the dollar appreciate significantly versus other currencies in which significant cash flows are generated.

      In addition, fluctuations in foreign currency exchange rates may affect the value of the Company’s foreign assets as reported in U.S. dollars, which in turn may adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which the Company and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in its operations. There can be no assurance that fluctuations in interest rates or exchange rates will not have a material adverse effect on the Company’s financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.

Postretirement Benefits

      On December 8, 2003, President George W. Bush signed the Medicare Prescription Drug, Improvement and Modernization Act (the Act) into law. This law introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law.

      In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits companies that are a sponsor of a postretirement heath care plan that provides a prescription drug benefit to either include the effects of the Act in its financial statements or defer accounting for the Act until the FASB issues guidance on how to account for the federal subsidy. The company has elected to defer accounting for the effects of the Act until specific guidance is issued by the FASB.

      As such, the accumulated postretirement benefit obligation (APBO) and the net periodic postretirement benefit cost do not reflect the effects of the Act. Future guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require changes to previously reported information. The Company is unable to estimate the impact the Act will have on its financial statements or the amount of cash it may be entitled to receive from any federal subsidy, but believes that its plan is at least actuarially equivalent. As such, the Act is expected to favorably impact the Company by reducing the postretirement benefit obligation and expense in future periods when compared to fiscal 2003.

Contractual Obligations

      The following table identifies the Company’s significant contractual obligations (millions of dollars):

	Payment due by Period

	Less than	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total

Long-term debt(1)	$7.0	$22.1	$18.9	$596.0	$644.0
Redeemable preferred stock of subsidiary	—	—	—	10.5	10.5
Short-term borrowings	2.6	—	—	—	2.6
Notes payable issued in conjunction with acquisitions	11.6	—	—	—	11.6
Capital lease obligations	4.3	5.9	6.0	—	16.2
Operating leases	13.1	13.0	1.0	—	27.1
Capital expenditures	9.7	—	—	—	9.7

Total obligations	$48.3	$41.0	$25.9	$606.5	$721.7

(1)	Excludes $87.5 million aggregate principal amount of New Senior Notes redeemed on March 12, 2004, and $16.0 aggregate principal amount of New Term Loan Facility pre-paid on February 12, 2004. See Notes (11) and (20) to the consolidated financial statements included herein.

Other Cash Requirements

      The Company anticipates the following approximate significant cash requirements to be paid in fiscal 2004 (millions of dollars):

Interest	$44.7
Taxes	26.0
Short-term incentive compensation	9.0
Pension and other postretirement benefits funding	28.4
Restructuring costs(1)	10.0
Various customer satisfaction issues	7.0

(1)	See Notes (14) and (20) to the consolidated financial statements included herein for a discussion of restructuring and other closure costs.

Market Risks

      In the normal course of business the Company is exposed to market risks arising from changes in foreign exchange rates, interest rates and raw material and utility prices. The Company selectively uses derivative financial instruments to manage these risks, but does not enter into any derivative financial instruments for trading purposes.

Foreign Exchange

      The Company has global operations and thus makes investments and enters into transactions in various foreign currencies. In order to minimize the risks associated with global diversification, the Company first seeks to internally net foreign exchange exposures, and uses derivative financial instruments to hedge any remaining net exposure. The Company uses forward foreign currency exchange contracts on a limited basis to reduce the earnings and cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled. The Company also uses forward foreign currency exchange contracts to hedge its net investment in certain of its foreign subsidiaries. The net impact of such hedges is recorded as currency translation adjustments within other comprehensive income (loss).

      The value of the Company’s consolidated assets and liabilities located outside the United States (which are translated at period end exchange rates) and income and expenses (which are translated using average rates prevailing during the period), generally denominated in the Euro and the Brazilian Real, are affected by the translation into the Company’s reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of stockholders’ equity. Foreign exchange rate fluctuations could have an increased impact on the Company’s reported results of operations. However, due to the self-sustaining nature of the Company’s foreign operations (which maintain their own credit facilities, enter into borrowings and incur costs in their respective local currencies), the Company believes it can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, the Company has, from time to time, entered into certain foreign currency swap arrangements. Additionally, foreign exchange rate fluctuations effect the comparability of year over year operating results.

      The Company periodically analyzes the impact of foreign exchange fluctuations related to its forward foreign currency exchange contracts on earnings and has determined that, at January 31, 2004, excluding the translation effects referred to above, a hypothetical 10% adverse movement in foreign exchange rates would not have a material effect on earnings, fair values or cash flows related to these forward foreign currency exchange contracts.

Interest Rates

      The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. Under the Company’s post-emergence capital structure at January 31, 2004, approximately $470.3 million of the Company’s debt was variable rate debt. A hypothetical 10% adverse movement in the interest rate on variable rate debt would affect earnings by approximately $2 - 3 million on an annual basis. Approximately $248.6 million of the Company’s debt was fixed rate debt at January 31, 2004. A hypothetical 10% adverse movement in interest rates would result in a loss in the fair value of this fixed rate debt of approximately $6.9 million.

Commodities

      The Company relies upon the supply of certain raw materials and other inputs in its production process and has entered into firm purchase commitments for aluminum and steel. The Company manages the exposures associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company uses forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding. The Company had no significant forward contracts during fiscal 2004 and 2003.

Other Matters

Inflation

      The Company does not believe that sales of its products are materially affected by inflation, although there can be no assurance that such an effect will not occur in the future. In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. In the United States, the Company adjusts the sales prices of its aluminum wheels every one to six months, if necessary, to fully reflect any increase or decrease in the price of aluminum. As a result, the Company’s net sales of aluminum wheels are adjusted, although gross profit per wheel is not materially affected. From time to time, the Company enters into futures contracts or purchase commitments solely to hedge against possible aluminum price changes that may occur between the dates of aluminum wheel price adjustments. Pricing and purchasing practices are similar in Europe, but opportunities to recover increased material costs from customers are more limited than in the United States.

Technological and Regulatory Changes

      Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of the Company’s products obsolete or less attractive. The Company’s ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in the Company’s ability to remain competitive. There can be no assurance that the Company will be able to achieve the technological advances that may be necessary for the Company to remain competitive or that certain of the Company’s products will not become obsolete. The Company is also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.

International Operations

      Approximately 48% of the Company’s net sales in fiscal 2003 were derived from sales in foreign markets. The Company expects sales from international markets to continue to represent a substantial portion of net sales. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax the Company’s foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including exchange controls;

•	United States export licenses may be difficult to obtain;

•	intellectual property rights may be more difficult to enforce in foreign countries;

•	political or economic conditions in the countries in which the Company operates could have an adverse effect on its earnings from operations in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	compliance with a variety of foreign laws and regulations may be difficult; and

•	differing foreign tax structures may subject the Company to additional taxes or affect the Company’s ability to repatriate cash from its foreign subsidiaries in a tax-efficient manner.

      Any of these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Influence on the Company’s Board of Directors by Significant Stockholders

      Under the Company’s Plan of Reorganization upon its emergence from bankruptcy, holders of certain claims received distributions of shares of the Company’s common stock. AP Wheels, LLC (“Apollo”), holds approximately 9.2% of the Company’s common stock as of April 1, 2004. Additionally, based on the most recent information made available to us, Amalgamated Gadget, L.P. (“Amalgamated Gadget”), for and on behalf of a fund managed by Amalgamated Gadget, holds approximately 7.6% of the Company’s common stock. Additionally, based on the most recent information made available to us, Deutsche Bank AG holds approximately 5.2% of the Company’s common stock. The members of AP Wheels, LLC are various funds managed by Apollo Management V, L.P. (“Apollo Management”). Apollo, funds managed by Apollo Management and Amalgamated Gadget could acquire additional shares in the future. Other than Apollo, Amalgamated Gadget and Deutsche Bank AG, the Company is not aware of any other person or entity that owns or controls 5% or more of its common stock. Apollo, Apollo Management and Amalgamated Gadget are in the business of making investments in, and acquiring, other companies, and may from time to time hold interests in companies that compete directly or indirectly with us.

      Additionally, the lenders under the Company’s Prepetition Credit Agreement collectively received approximately 53% of its common stock upon emergence from bankruptcy, and the former holders of the Company’s 11.875% senior notes due 2006 (“Old Senior Notes”) collectively received an aggregate of approximately 45% of the Company’s common stock (including the approximately 18.1% received by Apollo and the approximately 9.5% received by Amalgamated Gadget). If Apollo, Amalgamated Gadget and/or other holders of a significant number of shares of the Company’s common stock were to act as a group, such holders could be in a position to control the outcome of actions requiring stockholder approval, such as an amendment to the Company’s certificate of incorporation, the authorization of additional shares of capital stock, and any merger, consolidation, sale of all or substantially all of the Company’s assets, and could prevent or cause a change of control of Hayes, all of which may adversely affect the market price of its common stock.

      Moreover, each of Apollo, the administrative agent under the Prepetition Credit Agreement, the ad hoc committee of lenders under the Prepetition Credit Agreement (the “Ad Hoc Prepetition Lender Steering Committee”) and the former holders of Old Senior Notes have designated members of the Company’s initial board of directors. Other than Mr. Clawson, all of the Company’s initial board members were newly appointed members upon the Company’s emergence from bankruptcy.

Critical Accounting Policies

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Considerable judgment is often involved in making these determinations; the use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate; however, actual results could differ from those estimates.

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

      Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and Company policy is to pay these benefits as they become due.

      Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in the footnotes to the Company’s financial statements. In accordance with the fresh start accounting provisions of SOP 90-7, all previously unrecognized gains or losses were immediately recognized at the emergence date.

      The Company expects to incur approximately $9.0 million of pension expense and $10.9 million of retiree benefit expense in fiscal 2004.

Goodwill Impairment Testing

      On February 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets must be tested for impairment annually. Other definite-lived intangible assets continue to be amortized over their estimated lives. (See Note (7).)

      The Successor Company has changed its annual test date from January 31st to November 1st for testing whether goodwill is impaired. This change is both preferable and allowed in that (1) choosing the 1st day of the 4th quarter allows adequate time to perform the first step of the test and, if necessary, the second step of the test while still providing time to report the impact of the test in the Company’s periodic filings, (2) the successor Company has never chosen a test date for goodwill impairment, (3) goodwill of the Predecessor Company was eliminated as a result of fresh start accounting, and (4) the Predecessor Company no longer exists. The Company will test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS No. 142.

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

Valuation allowances on deferred income tax assets

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company determined that it could not conclude that it was more likely than not that the benefits of certain deferred income tax assets would be realized. As a result of management’s assessment, a valuation allowance was recognized. The valuation allowance recorded by the Company reduces to zero the net carrying value of all United States and certain foreign net deferred tax assets. The Company expects the deferred tax assets, net of the valuation allowance, to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations.

Valuation of Series A Warrants and Series B Warrants

      The Company’s Series A Warrants and Series B Warrants are classified as liabilities that were initially measured at fair value and will subsequently be measured at fair value with changes in fair value recognized in interest expense. The fair value of the Series A Warrants and Series B Warrants at emergence was approximately $9.3 million. As of January 31, 2004, the fair value of the Series A Warrants and Series B Warrants was approximately $8.2 million. The Series A Warrants and Series B Warrants were valued utilizing the Black-Scholes model that requires the estimation of several variables in the formula.

New Accounting Pronouncements

      In December 2003, the FASB issued Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”). SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132 retains the disclosure requirements contained in FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. Adoption of the disclosure requirements of SFAS No. 132 are included in the notes to the consolidated financial statements included herein.

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain classes of free-standing financial instruments that embody obligations for entities be classified as liabilities. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with the provisions of SFAS No. 150, the redeemable preferred stock of HLI Operating Company, Inc., a subsidiary of the Company, is classified as a liability in the consolidated balance sheet as of January 31, 2004. Other than this classification, the adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company. In November 2003, the FASB issued FASB Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement 150,” which indefinitely deferred the SFAS No. 150 measurement requirements for mandatorily redeemable financial instruments. Accordingly, the redeemable preferred stock of HLI Operating Company, Inc. is recorded at its fair value upon issuance, plus accrued but unpaid dividends thereon, as of January 31, 2004.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The response to this Item is set forth above in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Market Risks.”

Item 8.	Consolidated Financial Statements and Supplementary Data

      The response to this Item is submitted in the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

      The Company maintains a disclosure committee reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company’s Disclosure Controls and Procedures (the “Disclosure Committee”). The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s General Counsel, Vice President of Human Resources and Administration, Corporate Controller, Treasurer, Director of Corporate Accounting, Director of Internal Audit, and Manager of Financial Reporting and Governance as its other members. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the Company’s Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded, subject to the limitations noted above, that the Disclosure Controls and Procedures are effective based on such evaluation.

Changes in Internal Controls

      There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal quarter.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding directors of the Company, including those who are standing for re-election, is set forth under “Election of Directors” in the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year ended January 31, 2004 (the “Proxy Statement”), which information is incorporated herein by reference.

Directors and Executive Officers Following the Reorganization

      The following table sets out the names and ages of the Company’s current executive officers and their positions, followed by a description of their business experience during the past five years. All positions shown are with the Company or its subsidiaries unless otherwise indicated. All executive officers are elected by the Board of Directors and serve at its pleasure. There are no family relationships among any of the executive officers, and there is no arrangement or understanding between any of the executive officers and any other person pursuant to which he was selected as an officer. Unless otherwise indicated, each individual below is a U.S. citizen and the business address of each individual is: 15300 Centennial Drive, Northville, Michigan 48167.

Name	Age	Position

Curtis J. Clawson	44	President, Chief Executive Officer and Chairman of the Board
James A. Yost	54	Vice President, Finance and Chief Financial Officer
Patrick C. Cauley	44	Vice President, General Counsel and Secretary
Brian J. O’Loughlin	47	Vice President — Information Technology and Chief Information Officer
James L. Stegemiller	52	Vice President — President, North American Wheels
Scott T. Harrison	39	Vice President — President, Suspension Components
Daniel M. Sandberg	44	Vice President — President, Automotive Brake Components and Powertrain Components
Fred Bentley	38	Vice President — President, International Wheels
Edward W. Kopkowski	41	Vice President — President, Commercial Highway and Aftermarket Services
John A. Salvette	48	Vice President — Business Development
Michael J. Edie	54	Vice President — Materials and Logistics
Larry Karenko	54	Vice President — Human Resources and Administration

      Curtis J. Clawson, President, Chief Executive Officer and Chairman of the Board, has held such positions since August 2001 (President and Chief Executive Officer) and September 2001 (Chairman). Most recently, from 1999 to July 2000, Mr. Clawson was President and Chief Operating Officer of American National Can, a $2.5 billion NYSE traded manufacturing company. Mr. Clawson has 11 years of experience in the automotive industry. He began his career in automotive-related businesses at Arvin Industries where he spent 9 years, from 1986 to 1995, including: (i) a position as General Manager of the business unit that supplied Arvin exhaust products; (ii) tenures in sales and marketing; and (iii) tenures in production and plant management. From 1995 until the time that he joined American National Can, Mr. Clawson worked for Allied Signal, Inc. as President of Allied’s Filters (Fram) and Spark Plugs (Autolite) Group, a $500 million automotive components business, and then President of Allied’s Laminate Systems Group. Mr. Clawson earned his Bachelor of Science and Bachelor of Arts degrees from Purdue University and a Master’s of Business Administration from Harvard Business School. He is fluent in Spanish and French.

      James A. Yost, Vice President, Finance and Chief Financial Officer, joined the Company in 2002, after retiring from Ford Motor Company in 2001 where he most recently served as Vice President of Corporate Strategy. He also held positions as Vice President and Chief Information Officer, Executive Director of Corporate Finance, General Auditor and Executive Director of Finance Process and Systems Development, Finance Director of Ford Europe and Controller of Autolatina (South America) during his 27-year career. Mr. Yost graduated with a Bachelor of Engineering Science degree in Computer Science from the Johns

Hopkins University in Baltimore, Maryland. He also received a Master’s of Business Administration in Finance from the University of Chicago.

      Patrick C. Cauley, Vice President, General Counsel and Secretary, previously served as Assistant General Counsel. Prior to joining the Company in 1999, Mr. Cauley served as a partner at the Detroit based law firm of Bodman, Longley & Dahling LLP, where he engaged in all aspects of corporate practice, including mergers and acquisitions, commercial lending and financing, tax and real estate transactions. Mr. Cauley earned his Bachelor of Science degree in Business Administration, with a major in Accounting and his Juris Doctor degree from the University of Michigan. Mr. Cauley is also a Certified Public Accountant.

      Brian J. O’Loughlin, Chief Information Officer, joined the Company in 2002 from Revlon, Inc., where he served as Chief Information Officer. In this position, Mr. O’Loughlin was responsible for building Revlon’s global Information Technology (“IT”) function comprising 240 professionals across 18 countries. He oversaw a major IT reorganization that introduced a centralized infrastructure based on technical standards, reliable architecture, and high levels of customer support. While serving as Chief Information Officer at Revlon, Mr. O’Loughlin created a unified support structure for a diverse IT environment. In earlier positions at Revlon, Mr. O’Loughlin worked as a Vice President of Applications Development, Director of Systems & Programming and a Project Manager. Prior to Revlon, he spent four years in the industry as a consultant. Mr. O’Loughlin has also held information systems management positions with Congoleum Corporation and A.M. International. Mr. O’Loughlin holds a Bachelor of Science degree in Business Administration from Ramapo College in New Jersey.

      James L. Stegemiller, Vice President — President, North American Wheels, joined the Company to lead the North American Wheels Business Unit that was recently formed by consolidating the Company’s North American Fabricated and Cast Wheels Business Units into one business. Prior to joining the Company, Mr. Stegemiller was the Vice President of Worldwide Operations of Arvin Meritor with responsibilities for all manufacturing operations within the Exhaust Systems business. Mr. Stegemiller earned his Bachelor of Science degree in Business Economics from The Purdue University School of Industrial Management and has completed the Executive Program at Indiana University. Mr. Stegemiller has 27 years of experience in the automotive industry.

      Scott T. Harrison, Vice President — President, Suspension Components, joined the Company from Fisher Scientific, Inc. where he was most recently a Vice President and General Manager of the Lab Equipment Group. Prior to joining Fisher Scientific, Mr. Harrison held various positions of increasing responsibility at General Motor’s Delco Chassis Division, at Arvin Industries and at Allied Signal. At Allied Signal, Mr. Harrison directed the Six Sigma program in the Filters and Spark Plugs Strategic Business Unit and was later responsible for global spark plug (Autolite) manufacturing. Mr. Harrison has a strong record of lean implementation, productivity improvement and team building. He holds a Bachelor of Science degree in Electrical Engineering from Ohio State University and a Master’s of Science degree in Electrical Engineering from the University of Dayton, Ohio. Mr. Harrison has 12 years of experience in the automotive industry.

      Daniel M. Sandberg, Vice President — President, Powertrain and Brakes, was appointed President of Brakes in February 1999; and Powertrain in October 2001. Mr. Sandberg joined the Company in April, 1994 as Vice President, General Counsel and Secretary. From 1996 to 1999, he served as Vice President of International Operations, General Counsel and Secretary. At the time, in addition to the Company’s legal function, he was responsible for developing a divestiture and — or acquisition strategy for all of the Company’s minority owned joint ventures. He received his Bachelor of Arts degree in Economics and his Juris Doctor degree from the University of Michigan.

      Fred Bentley, Vice President — President, International Wheels, a Six Sigma Black Belt, has a solid background of operations, lean manufacturing and engineering. Prior to joining the Company, he was Managing Director for Honeywell’s Holts European and South Africa automotive after-market operations and served as Plant Manager of Honeywell International. Prior to that, Mr. Bentley was Heavy Duty Filter (FRAM) General Manager for Honeywell’s operations in Greenville, Ohio and Clearfield, Utah. Before joining Honeywell in 1995, Mr. Bentley worked in various capacities at Frito Lay, Inc. (PepsiCo) for a total of eight years. Mr. Bentley earned his Bachelor of Science degree in Industrial Engineering from the University of Cincinnati, Ohio, and a Master’s of Business Administration from the University of Phoenix. Mr. Bentley has six years of experience in the automotive industry.

      Edward W. Kopkowski, Vice President — President, Commercial Highway and Aftermarket Services, served immediately prior to joining the Company as Founder and President of Kopko Associates, Ltd., a consulting firm offering corporate clients guidance in the deployment and use of world class operational improvement methods. Prior to that time, he was Vice President of Modular Products and Operating Excellence at Pilkington PLC (formerly Libbey-Owens-Ford) in Toledo, Ohio. Additionally, Mr. Kopkowski was Plant Manager at Bosch Braking Systems machining and assembly plant in Ashland, Ohio. Before that, he successfully served in a variety of management roles in operations and engineering, at AlliedSignal Braking Systems and, earlier in his career, Bendix Automotive Brake Systems, in both South Bend, Indiana and St. Joseph, Michigan. Mr. Kopkowski received his Bachelor of Science in Mechanical Engineering from Purdue University, in Indiana, and his Master’s of Arts degree in Management from Nazareth College in Kalamazoo, Michigan. He is also a licensed Professional Engineer in the State of Michigan and an ASQ Certified Quality Engineer.

      John A. Salvette, Vice President — Business Development, is responsible for the Metaalgieterij Giesen (MGG) and the Equipment and Engineering Divisions and is in charge of directing the Company’s Corporate Strategy. After serving in various financial positions with Rockwell International’s Automotive Operations in Winchester, Kentucky and serving as Vice President and Chief Financial Officer of Stahl Manufacturing, an automotive supplier in Redford, Michigan, Mr. Salvette joined Kelsey-Hayes in 1990 as Controller for the North American Aluminum Wheel Business Unit. From May 1993 to January 1995, Mr. Salvette served as Director of Investor Relations and Business Planning and, from February 1995 to June 1997, as Corporate Treasurer to the Company. From July 1997 to January 1999, Mr. Salvette was Group Vice President of Finance of Hayes Lemmerz Europe. Following the acquisition of CMI International in February 1999, Mr. Salvette was appointed Vice President of Finance, Cast Components Group. Mr. Salvette received a Bachelor degree in Economics from the University of Michigan in 1977 and a Master’s of Business Administration from the University of Chicago in 1979.

      Michael J. Edie, Vice President — Materials and Logistics, came to his position with over 25 years experience. Prior to joining the Company, Mr. Edie served as a consultant for two years in various capacities. His experience spans multiple disciplines, including business process reengineering, international and domestic logistics, and creating and managing customized supply chain management solutions. Mr. Edie started his career with Eastman Kodak Company, holding a number of management positions including Vice President of U.S. and Canada Distribution and Supply; and Regional Senior Vice President of U.S. and Canada Marketing Services and Support. He also spent six years at Revlon, Inc. and held a top post as Senior Vice President of Distribution and Customer Logistics. Mr. Edie holds a Bachelor of Arts degree from St. John Fisher College in Rochester, New York and has completed Executive Development Programs in Logistics and Transportation, Human Resources and Management.

      Larry Karenko, Vice President — Human Resources and Administration, is responsible for worldwide Public Relations, Communication and Advertising, Philanthropy, Corporate Risk, Health, Safety and Environmental, Corporate Travel, and Fleet Administration. Mr. Karenko joined the Company in 1994 as Corporate Vice President of Human Resources and became Vice President of Human Resources and Administration after the acquisition of CMI, in February 1999. Prior to joining the Company, Mr. Karenko held the lead human resources position in the Powertrain Products Group and the Chassis Products Group at Federal Mogul, Inc., where he worked from 1979 to 1994. Before that, Mr. Karenko served as an employment representative and a wage and salary analyst at Newport News Shipbuilding and, also, personnel manager for Kal-Equipment Corporation in Otsego, Michigan, a manufacturer of automotive test equipment. Mr. Karenko received a Bachelor of Science degree in Labor and Industrial Relations from Michigan State University.

Audit Committee Financial Expert

      The Board of Directors of the Company has determined that Mr. Richard Wallman is an audit committee “financial expert” as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of

1934, as amended (the “Exchange Act”), and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Code of Ethics

      The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial officer) and employees (the “Code of Ethics”). The Code of Ethics is available on the Company’s website, and pursuant to Exchange Act rules, a copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K. The Company intends to disclose any changes in or waivers to the Code of Ethics applicable to any officer or director on its website.

Section 16(a) Beneficial Ownership Reporting Compliance

      Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Common Stock Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which information is incorporated herein by reference.

Item 11.	Executive Compensation

      Information regarding the Company’s compensation of its named executive officers is set forth under “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference. Information regarding the Company’s compensation of its directors is set forth under “Director Compensation and Stock Ownership” in the Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

      Information regarding the Company’s equity compensation plan is set forth under “Executive Compensation — Equity Compensation Plan Information” in the Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

1. Financial Statements for fiscal 2003, 2002, and 2001

The following financial statements of the registrant are filed herewith as part of this report:

(1) Independent Auditors’ Report

(2) Consolidated Statements of Operations for the eight months ended January 31, 2004, the four months ended May 31, 2003, and the years ended January 31, 2003 and 2002

(3) Consolidated Balance Sheets at January 31, 2004 and 2003

(4) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss for the eight months ended January 31, 2004, the four months ended May 31, 2003, and the years ended January 31, 2003 and 2002

(5) Consolidated Statements of Cash Flows for the eight months ended January 31, 2004, the four months ended May 31, 2003, and the years ended January 31, 2003 and 2002

(6) Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for fiscal 2003, 2002 and 2001

      All other schedules are omitted as the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

3. Exhibits

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed May 21, 2003).
2.2	Agreement and Plan of Merger, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed, June 3, 2003).
3.1	Certificate of Incorporation of HLI Holding Company, Inc., effective as of May 6, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A/A, filed June 4, 2003).
3.2	Amendment to the Certificate of Incorporation of HLI Holding Company, Inc., effective as of June 3, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A/A, filed June 4, 2003).
3.3	By-Laws of Hayes Lemmerz International, Inc. (formerly known as HLI Holding Company, Inc.), effective as of May 30, 2003 (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A, filed June 4, 2003).
4.1	Purchase Agreement, dated as of May 22, 2003, by and between Hayes Lemmerz International, Inc., its subsidiaries named therein, and the Initial Purchasers of the $250,000,000 of 10 1/2% Senior Notes due 2010 to be issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.2	Indenture, dated as of June 3, 2003, regarding $250,000,000 of 10 1/2% Senior Notes due 2010, by and between HLI Operating Company, certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.3	Form of 10 1/2% Senior Notes due 2010 (attached as Exhibit A to the Indenture filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.4	First Supplemental Indenture, dated as of June 19, 2003, by and between HLI Operating Company, Inc. certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration statement No. 333-107539 on Form S-4, filed on July 31, 2003, as amended).
4.5	Registration Rights Agreement, dated as of June 3, 2003, by and between HLI Operating Company, Inc. and the Initial Purchasers of the 10 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.6	Series A Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed June 4, 2003).
4.7	Series B Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A, filed June 4, 2003).
4.8	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Exchangeable Preferred Stock issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
10.1	Form of Severance Agreement, dated June 15, 2000, between the Company and certain of its officers (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 15, 2000).
10.2	Amended and Restated Employment Agreement between the Company and Curtis J. Clawson, dated September 26, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.3	Form of Employment Agreement between the Company and certain of its officers (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.4	Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.5	Hayes Lemmerz International, Inc. Critical Employee Retention Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.6	Credit Agreement, dated as of June 3, 2003, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (Incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
10.7	Amendment No. 1 and Waiver to Credit Agreement, dated as of October 16, 2003, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement No. 333-107539 on Form S-4, filed on July 31, 2003 as amended).
10.8	Amendment No. 2 and Waiver to Credit Agreement, dated as of February 6, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent*
10.9	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, filed September 15, 2003, as amended).
12	Computation of Ratio of Earnings to Fixed Charges.*
14	Code of Ethics.*
18	Preferability Letter of KPMG LLP.*
21	Subsidiaries of the Company.*
23	Consent of KPMG LLP.*
24	Powers of Attorney.*

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
99.2	Guaranty, dated as of June 3, 2003, by and between HLI Operating Company, Hayes Lemmerz International, Inc., and the Guarantors named therein (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
99.3	Pledge and Security Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, as Grantors, the Additional Grantors named therein, Citicorp North America, Inc., as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

*	Filed electronically herewith.

      (b) Reports on Form 8-K

      During the fiscal quarter ended January 31, 2004, the Company filed Current Reports on Form 8-K with the SEC as follows:

•	On December 2, 2003 reporting under items 5 and 7, announcing that it has received approval from NASDAQ to begin trading December 2, 2003 on the NASDAQ National Market under the symbol “HAYZ,” and announcing the completion of the offer by its subsidiary, HLI Operating Company, Inc., to exchange up to $250,000,000 aggregate principal amount of its outstanding 10 1/2% Senior Notes due 2010 for a like principal amount of its 10 1/2% Senior Notes due 2010.

•	On December 10, 2003 reporting under items 12, 7 and 9, disclosing the furnishing of highlighted financial data for the three months and nine months ended October 31, 2003.

•	On January 16, 2004 reporting under items 5 and 7, announcing the purchase of certain assets from Hayes Wheels de Mexico, S.A. de C.V. and sale of its equity interest in Hayes Wheels de Mexico S.A. de C.V., to DESC, S.A. de C.V. (NYSE: DES).

•	On January 23, 2004 reporting under item 9, furnishing certain projected financial data for the three months ended January 31, 2004 and the fiscal year ended January 31, 2005.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of April, 2004.

HAYES LEMMERZ INTERNATIONAL, INC.

By:	/s/ JAMES A. YOST

James A. Yost
Vice President, Finance, and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CURTIS J. CLAWSON Curtis J. Clawson	Chairman of the Board of Directors, Chief Executive Officer, President and Director	April 8, 2004

/s/ JAMES A. YOST James A. Yost	Vice President, Finance, and Chief Financial Officer	April 8, 2004

/s/ MICHAEL J. POZSAR Michael J. Pozsar	Corporate Controller	April 8, 2004

/s/ LAURENCE BERG* Laurence Berg	Director	April 8, 2004

/s/ WILLIAM C. CUNNINGHAM* William C. Cunningham	Director	April 8, 2004

/s/ GEORGE T. HAYMAKER, JR.* George T. Haymaker, Jr.	Lead Director	April 8, 2004

/s/ HENRY D. G. WALLACE* Henry D. G. Wallace	Director	April 8, 2004

/s/ RICHARD F. WALLMAN* Richard F. Wallman	Director	April 8, 2004

* /s/ PATRICK C. CAULEY Patrick C. Cauley Attorney-in-fact		April 8, 2004

HAYES LEMMERZ INTERNATIONAL, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of Hayes Lemmerz International, Inc.:

      We have audited the accompanying consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2004 (the Successor) and 2003 (the Predecessor), and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the period from June 1, 2003 to January 31, 2004 (the Successor), the period from February 1, 2003 to May 31, 2003 and each of the years in the two-year period ended January 31, 2003 (the Predecessor). In connection with the audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in Item 15, Schedule II. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2004 (the Successor) and 2003 (the Predecessor), and the results of their operations and their cash flows for the period from June 1, 2003 to January 31, 2004 (the Successor), the period from February 1, 2003 to May 31, 2003 and each of the years in the two-year period ended January 31, 2003 (the Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Notes 1 and 2 to the consolidated financial statements, the Successor emerged from bankruptcy on June 3, 2003 pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court by order dated May 12, 2003. Accordingly, the accompanying consolidated financial statements of the Successor have been prepared in conformity with the fresh start accounting provisions of the AICPA’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). As a result, the consolidated financial statements of the Successor are presented on a different basis than that prior to the reorganization and, therefore, are not comparable in all respects.

      As discussed in Notes 2 and 7, effective February 1, 2002, the Predecessor adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Detroit, Michigan

April 6, 2004

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor

	Eight Months	Four Months	Year	Year
	Ended	Ended	Ended	Ended
	January 31,	May 31,	January 31,	January 31,
	2004	2003	2003	2002

	(Millions of dollars, except per share amounts)
Net sales	$1,366.6	$689.8	$2,001.6	$2,039.1
Cost of goods sold	1,225.8	611.3	1,793.9	1,907.4

Gross profit	140.8	78.5	207.7	131.7
Marketing, general and administration	96.2	41.6	123.5	122.3
Amortization of intangible assets	8.5	1.6	3.3	26.4
Equity in losses of joint ventures	—	—	—	0.9
Asset impairments and other restructuring charges	28.9	6.4	43.5	141.6
Loss on investment in joint venture	—	—	—	3.8
Other income, net	(4.3)	(3.5)	(6.8)	(0.5)
Reorganization items	—	45.0	44.5	47.8
Fresh start accounting adjustments	—	(63.1)	—	—

Earnings (loss) from operations	11.5	50.5	(0.3)	(210.6)
Interest expense, net (excluding $38.7 million, $117.6 million and $18.7 million not accrued on liabilities subject to compromise during the four months ended May 31, 2003, and the years ended January 31, 2003 and 2002, respectively)	42.1	22.7	72.7	175.2
Other non-operating expense	1.1	—	—	—
Gain on early extinguishment of debt	—	—	—	(4.2)

Earnings (loss) before taxes on income, minority interest, cumulative effect of change in accounting principle and extraordinary gain	(31.7)	27.8	(73.0)	(381.6)
Income tax expense	10.9	60.3	3.6	11.8

Loss before minority interest, cumulative effect of change in accounting principle and extraordinary gain	(42.6)	(32.5)	(76.6)	(393.4)
Minority interest	3.9	1.2	3.5	3.3

Loss before cumulative effect of change in accounting principle and extraordinary gain	(46.5)	(33.7)	(80.1)	(396.7)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	(554.4)	—
Extraordinary gain on debt discharge, net of tax of $0	—	1,076.7	—	—

Net income (loss)	$(46.5)	$1,043.0	$(634.5)	$(396.7)

Basic and diluted net loss per share	$(1.55)

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor

	January 31,	January 31,
	2004	2003

	(Millions of dollars,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$48.5	$66.1
Receivables, net of allowance of $6.6 million at January 31, 2004 and $7.2 million at January 31, 2003	324.4	276.6
Inventories	189.3	176.6
Deferred tax assets	2.7	7.2
Prepaid expenses and other	13.9	18.4
Assets held for sale	12.4	6.9

Total current assets	591.2	551.8
Property, plant and equipment, net	966.5	951.2
Deferred tax assets	7.9	7.7
Goodwill	416.2	191.3
Intangible assets, net	237.2	102.6
Other assets	77.6	42.0

Total assets	$2,296.6	$1,846.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
DIP facility	$—	$49.9
Bank borrowings and other notes	14.2	15.8
Current portion of long-term debt	11.3	40.1
Accounts payable and accrued liabilities	354.4	268.7

Total current liabilities	379.9	374.5
Long-term debt, net of current portion	752.4	61.9
Deferred tax liabilities	98.5	53.2
Pension and other long-term liabilities	428.0	281.2
Series A Warrants and Series B Warrants	8.2	—
Redeemable preferred stock of subsidiary	10.5	—
Minority interest	23.2	16.4
Liabilities subject to compromise	—	2,133.8
Commitments and contingencies
Stockholders’ equity (deficit):
Successor preferred stock, 1,000,000 shares authorized, none issued or outstanding at January 31, 2004	—	—
Predecessor preferred stock, 25,000,000 shares authorized, none issued or outstanding at January 31, 2003	—	—
Common stock, par value $0.01 per share:
Successor voting — 100,000,000 shares authorized; 30,000,000 issued and outstanding at January 31, 2004	0.3	—
Predecessor voting — 99,000,000 shares authorized; 27,708,419 shares issued; 25,806,969 shares outstanding at January 31, 2003	—	0.3
Predecessor nonvoting — 5,000,000 shares authorized; 2,649,026 shares issued and outstanding at January 31, 2003	—	—
Additional paid in capital	548.2	235.1
Predecessor common stock in treasury at cost, 1,901,450 shares at January 31, 2003	—	(25.7)
Accumulated deficit	(46.5)	(1,176.9)
Accumulated other comprehensive income (loss)	93.9	(107.2)

Total stockholders’ equity (deficit)	595.9	(1,074.4)

Total liabilities and stockholders’ equity (deficit)	$2,296.6	$1,846.6

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

					Retained	Accumulated
	Common Stock		Additional		Earnings	Other
			Paid-in	Treasury	(Accumulated	Comprehensive
	Shares	Par Value	Capital	Stock	Deficit)	Income (Loss)	Total

	(Millions of dollars, except share amounts)
Predecessor
Balance at January 31, 2001	28,455,495	$0.3	$235.1	$(25.7)	$(145.7)	$(85.8)	$(21.8)
Comprehensive loss:
Net loss	—	—	—	—	(396.7)	—	(396.7)
Currency translation adjustment	—	—	—	—	—	(6.1)	(6.1)
Minimum pension liability adjustment	—	—	—	—	—	(35.4)	(35.4)
Total comprehensive loss							(438.2)
Issuance of common stock	500	—	—	—	—	—	—

Balance at January 31, 2002	28,455,995	0.3	235.1	(25.7)	(542.4)	(127.3)	(460.0)
Comprehensive loss:
Net loss	—	—	—	—	(634.5)	—	(634.5)
Currency translation adjustment	—	—	—	—	—	47.5	47.5
Minimum pension liability adjustment	—	—	—	—	—	(27.4)	(27.4)

Total comprehensive loss							(614.4)

Balance at January 31, 2003	28,455,995	$0.3	$235.1	$(25.7)	$(1,176.9)	$(107.2)	$(1,074.4)
Comprehensive income:
Net income	—	—	—	—	1,043.0	—	1,043.0
Currency translation adjustment	—	—	—	—	—	31.4	31.4

Total comprehensive income							1,074.4
Elimination of Predecessor equity accounts under fresh start accounting	(28,455,995)	(0.3)	(235.1)	25.7	133.9	75.8	—

Balance at May 31, 2003	—	$—	$—	$—	$—	$—	$—

Successor
Balance at May 31, 2003	—	$—	$—	$—	$—	$—	$—
Distribution of new common stock upon emergence	30,000,000	0.3	544.1	—	—	—	544.4
Comprehensive income:
Net loss	—	—	—	—	(46.5)	—	(46.5)
Currency translation adjustment	—	—	—	—	—	93.9	93.9

Total comprehensive income							47.4
Vesting of restricted stock units	—	—	4.1	—	—	—	4.1

Balance at January 31, 2004	30,000,000	$0.3	$548.2	$—	$(46.5)	$93.9	$595.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor

	Eight	Four
	Months	Months	Year	Year
	Ended	Ended	Ended	Ended
	January 31,	May 31,	January 31,	January 31,
	2004	2003	2003	2002

	(Millions of dollars)
Cash flows from operating activities:
Net income (loss)	$(46.5)	$1,043.0	$(634.5)	$(396.7)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and tooling amortization	102.6	44.8	128.7	130.0
Amortization of intangibles	8.5	1.6	3.3	26.4
Amortization of deferred financing fees and accretion of discount	2.4	1.6	5.9	7.4
Interest income resulting from fair value adjustment of Series A Warrants and Series B Warrants	(1.1)	—	—	—
Change in deferred income taxes	(4.9)	52.6	14.4	(1.4)
Asset impairments and other restructuring charges	28.9	6.4	43.5	141.6
Loss on investment in joint venture	—	—	—	3.8
Minority interest	3.9	1.2	3.5	3.3
Equity in losses of joint ventures	—	—	—	0.9
Subsidiary preferred stock dividends accrued	0.5	—	—	—
Compensation expense related to vested restricted stock units	4.1	—	—	—
Cumulative effect of change in accounting principle	—	—	554.4	—
Gain on early extinguishment of debt, net of tax	—	—	—	(2.7)
Loss (gain) on disposal of assets and businesses	(0.4)	(0.4)	(0.5)	7.2
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	6.1	(13.7)	(1.0)	41.7
Inventories	16.0	(4.0)	(16.5)	56.7
Prepaid expenses and other	0.9	5.2	2.4	(3.6)
Accounts payable and accrued liabilities	8.1	(6.9)	(15.3)	(77.8)
Chapter 11 items:
Reorganization items	—	45.0	44.5	47.8
Fresh start accounting adjustments	—	(63.1)	—	—
Extraordinary gain on debt discharge	—	(1,076.7)	—	—
Interest accrued on Credit Agreement	—	16.9	54.6	8.7
Payments related to Chapter 11 Filings	(45.2)	(22.4)	(81.7)	(5.3)

Cash provided by (used for) operating activities	83.9	31.1	105.7	(12.0)

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(106.7)	(26.3)	(106.8)	(147.0)
Purchase of equipment previously leased	—	(23.6)	—	—
Purchase of businesses, net of cash acquired	(19.8)	—	(7.2)	—
Net proceeds from termination of cross-currency swap agreements	—	—	—	10.1
Proceeds from disposal of assets and businesses	4.7	0.8	9.6	20.5

Cash used for investing activities	(121.8)	(49.1)	(104.4)	(116.4)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	(16.0)	(59.7)	14.5	239.5
Proceeds from New Senior Notes, net of discount and related fees	—	242.8	—	—
Proceeds from New Term Loan, net of related fees	—	436.1	—	—
Prepetition Lenders’ Payment amount	—	(477.3)	—	—
Payment to holders of Old Senior Notes	—	(13.0)	—	—
Repayment of long-term debt	(83.9)	—	—	(417.9)
Repayment of note payable	—	(2.0)	—	—
Net proceeds from payments on accounts receivable securitization	—	—	—	(71.6)
Proceeds from refinancing, net of related fees	—	—	—	435.4
Credit facility fees	—	—	—	(10.6)

Cash provided by (used for) financing activities	(99.9)	126.9	14.5	174.8

Effect of exchange rate changes on cash and cash equivalents	7.2	4.1	5.1	(1.2)

Increase (decrease) in cash and cash equivalents	(130.6)	113.0	20.9	45.2
Cash and cash equivalents at beginning of period	179.1	66.1	45.2	—

Cash and cash equivalents at end of period	$48.5	$179.1	$66.1	$45.2

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Eight Months Ended January 31, 2004, Four Months Ended May 31, 2003 and
Years ended January 31, 2003 and 2002

(1)	Description of Business, Chapter 11 Filings and Emergence from Chapter 11

Description of Business

      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries, and references to fiscal year means the Company’s year commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004, “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003 and “fiscal 2001” refers to the period beginning February 1, 2001 and ending January 31, 2002).

      The Company is a leading supplier of wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. In addition, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components and aluminum non-structural components for the automotive, commercial highway, heating and general equipment industries. Approximately 50% of the Company’s fiscal 2003 total sales consisted of sales to Ford, DaimlerChrysler and General Motors and their subsidiaries on a worldwide basis.

      Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is a leading provider of steel wheels for the commercial highway market. The Company is also a leading supplier in the high growth market for lightweight aluminum products, including suspension, brake and powertrain components. The Company has a global footprint with 44 facilities located in 14 countries around the world. The Company sells products to every major North American, Japanese and European manufacturer of passenger cars and light trucks as well as more than 300 commercial highway vehicle customers throughout the world.

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

      Reorganization items as reported in the four months ended May 31, 2003 and the fiscal 2002 and 2001 consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. Reorganization items were as follows (millions of dollars):

	Predecessor

	Four
	Months
	Ended
	May 31,
	2003	2002	2001

Write-off of deferred financing costs related to prepetition domestic borrowings	$—	$—	$38.9
Critical employee retention plan provision	11.7	7.3	—
Estimated accrued liability for rejected prepetition leases and contracts	—	10.7	—
Professional fees related to the Filing	30.8	28.3	9.0
Creditors’ Trust obligation	2.0	—	—
Settlement of prepetition liabilities	—	(1.5)	—
Other	0.5	(0.3)	(0.1)

Total	$45.0	$44.5	$47.8

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

      Payments related to Chapter 11 filings not discussed above consisted primarily of professional fees and cure payments and were approximately $31.3 million and $22.4 million during the eight months ended January 31, 2004 and the four months ended May 31, 2003, respectively. Payments related to Chapter 11

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filings were approximately $81.7 million during fiscal 2002, and consisted primarily of professional fee payments, critical vendor payments, the Retention Bonus and a portion of accrued interest and fees under the Company’s prepetition credit agreements. Cash payments with respect to reorganization items were approximately $5.3 million in fiscal 2001, and consisted primarily of professional fee payments.

(2)	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

      As discussed in Note (1), the Company filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2001 and emerged from Chapter 11 on June 3, 2003. Upon emergence from Chapter 11, the Company implemented fresh start accounting principles pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code: (“SOP 90-7”). SOP 90-7 requires the segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization. See Note (3), Fresh Start Accounting. As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the period ending January 31, 2004 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending May 31, 2003 are presented as the “Predecessor.” Comparative financial statements do not straddle the emergence date because in effect the Successor Company represents a new entity. Per share and share information for the Predecessor Company for all periods presented on the consolidated statement of operations have been omitted as such information is deemed to be not meaningful.

Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s investments in joint ventures are accounted for under the equity method. Financial position as of January 31, 2004 and 2003 and results of operations for the eight months ended January 31, 2004, the four months ended May 31st and the years end January 31, 2003 and 2002, respectively, for these joint ventures were not material to the consolidated financial statements of the Company. Balance sheet amounts for the Company’s international subsidiaries are as of December 31st. The results of operations of the Company’s international subsidiaries included in the consolidated statements of operations are for the respective twelve month periods ended December 31st.

Revenue Recognition

      The Company recognizes revenue, net of estimated pricing adjustments, when there is evidence of a sale agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured.

Accounts Receivable

      Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in existing accounts receivable.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are stated at the lower of cost or market, with cost determined principally by the first-in, first-out (FIFO) or average cost method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead. Spare parts and indirect supply inventories are stated at cost and charged to earnings as used.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis at rates which are designed to write off the assets over their estimated useful lives, principally as follows:

Buildings	12-25 years
Machinery and equipment	1-10 years

      Expenditures for maintenance, repairs and minor replacements of $47.2 million, $24.3 million, $85.6 million and $86.2 million for the eight months ended January 31, 2004, the four months ended May 31, 2003 and for the years ended January 31, 2003 and 2002, respectively, were charged to expense as incurred.

Special Tooling

      Expenditures made to meet special tooling requirements are capitalized. Special tooling which is reimbursable by the customer is classified as either a current asset in accounts receivable or as other non-current assets in the consolidated balance sheets, depending upon the expected time of reimbursement. Special tooling which is not reimbursable by the customer is classified as an other non-current asset and is charged to cost of goods sold on a straight-line basis over a five year period or the estimated useful life, whichever is shorter.

Goodwill and Other Intangible Assets

      On February 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets must be tested for impairment annually. Other definite-lived intangible assets continue to be amortized over their estimated lives. (See Note (7).)

Impairment of Long-lived Assets

      In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets,” the Company reviews the carrying value of long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell, and are no longer depreciated. (See Notes (6) and (14).)

Research and Development Costs

      Research and development costs are expensed as incurred. Amounts expensed during the eight months ended January 31, 2004, the four months ended May 31, 2003 and the years ended January 31, 2003 and 2002, were approximately $2.9 million, $1.5 million, $7.1 million and $10.5 million, respectively.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

      The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank borrowings, variable rate long-term debt, and other liabilities approximate market value, as interest rates vary with market rates. The Fair value of the 10 1/2% New Senior Notes, with a $250 million aggregate principal amount, was $287.5 million as of January 31, 2004.

      In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. Futures contracts and purchase commitments are entered into by the Company, from time to time, to hedge its exposure to future increases in aluminum prices that may occur between the dates of aluminum wheel price adjustments. Outstanding contracts represent future commitments and are not included in the consolidated balance sheet. Substantially all of such contracts mature within a period of three months to six months. Gains or losses resulting from the liquidation of futures contracts are recognized in the income statement currently as part of cost of goods sold.

      On February 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” The adoption of these standards did not have a material impact on the Company’s financial position or results of operations.

      The Company has significant investments in foreign subsidiaries. The majority of these investments are in Europe wherein the Euro is the functional currency. As a result, the Company is exposed to fluctuations in exchange rates between the Euro and the U.S. Dollar. To reduce this exposure, the Company had previously entered into cross-currency interest rate swap agreements. The fair value of such cross-currency interest rate swaps is the estimated amount the Company would receive or pay to terminate the agreement based on third party market quotes. The Company held no cross-currency interest rate swaps at January 31, 2004 or 2003. During fiscal 2001, the Company received net cash in the amount of $10.1 million in connection with the early termination of all cross-currency interest rate swap agreements. These payments reduced the fair market value recorded by the Company resulting from accounting for mark-to-market adjustments during the terms of the agreements.

      The Company records the gain or loss on the derivative financial instruments designated as hedges of the foreign currency exposure of its net investment in foreign operations as currency translation adjustments in accumulated other comprehensive loss to the extent the hedges are effective. The gain or loss on the hedging instruments offset the change in currency translation adjustments resulting from translating the foreign operations’ financial statements from their respective functional currency to the Dollar. In the eight months ended January 31, 2004, the Company entered into forward exchange contracts whereby it will sell Euros for U.S. Dollars. As of January 31, 2004, the Company held €7.2 million notional amount of such forward exchange contracts. During the eight months ended January 31, 2004, the Company recorded a loss of $0.5 million on instruments designated as hedges in accumulated other comprehensive income. In fiscal 2001, the Company recorded a loss of $7.5 million on the instruments designated as hedges in accumulated other comprehensive loss. As these derivative financial instruments were accounted for as qualifying hedges prior to adoption of SFAS No. 133, no transition adjustment was recorded at the date of adoption. During the four months ended May 31, 2003 and fiscal 2002, the Company held no derivative financial instruments.

Foreign Currency Translation

      Translation of assets and liabilities of subsidiaries denominated in foreign currencies are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other comprehensive income (loss) section of Stockholders’ Equity (Deficit). Foreign currency gains and losses resulting from transactions in foreign currencies are included in results of operations.

Taxes on Income

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized to reduce the deferred tax assets to the amount management believes is more likely than not to be realized.

Statements of Cash Flows

      For purposes of reporting cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The following is additional information to the Consolidated Statements of Cash Flows (millions of dollars):

	Successor	Predecessor

	Eight	Four
	Months	Months	Year	Year
	Ended	Ended	Ended	Ended
	January 31,	May 31,	January 31,	January 31,
	2004	2003	2003	2002

Cash paid for interest, excluding adequate protection payments in the four months ended May 31, 2003 and fiscal 2002 (See Note (12).)	$37.7	$5.8	$12.5	$113.2
Cash paid for income taxes, net of refunds received	24.6	2.9	4.3	11.9
Non-cash investing and financing activity:
Notes issued to purchase businesses	11.6	—	2.0	—

Loss per Share

      Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Weighted average shares outstanding include vested restricted stock units as discussed in Note (17), Long-Term Incentive Plan. Diluted loss per share is computed by dividing net loss by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants, so long as they are not anti-dilutive.

      Shares outstanding for the eight months ended January 31, 2004, were as follows (thousands of shares):

Weighted average shares outstanding	30,011
Dilutive effect of options and warrants	—

Diluted weighted average shares outstanding	30,011

      For the eight months ended January 31, 2004, approximately 3.9 million shares attributable to options and warrants, and 100,000 shares of subsidiary preferred stock, which are convertible into common stock of the Company, were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss reflected for such period.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

      SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income.

      The components of accumulated other comprehensive income (loss) were as follows (millions of dollars):

	Successor	Predecessor

	January 31,	January 31,
	2004	2003

Currency translation adjustments	$93.9	$(44.4)
Minimum pension liability adjustment, net of income tax of zero	—	(62.8)

Total	$93.9	$(107.2)

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

      During the eight months ended January 31, 2004, the Company granted 1,917,451 stock options and 1,278,300 restricted units to certain employees and officers (excluding those restricted shares granted under the CERP), and 65,455 options and 43,637 restricted units to non-employee members of the Company’s Board of Directors under the Long-Term Incentive Plan (see Note (17)). The weighted average exercise price of the stock options was $13.97 per share, which was equal to the fair value on the date of grant. If compensation expense had been determined based on the fair value at the grant date consistent with the

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method prescribed in SFAS No. 123, the Company’s net loss and loss per share amounts would have been adjusted to the pro forma amounts below (millions of dollars):

Successor

Eight Months
Ended
January 31,
2004

Net loss:
As reported	$(46.5)
Pro forma	(50.3)
Basic and diluted loss per share:
As reported	$(1.55)
Pro forma	(1.68)

      As of the Effective Date, all options under the Predecessor Company’s stock option plans were cancelled and those plans were terminated. Accordingly, no pro forma net income (loss) or pro forma earnings (loss) per share have been presented for any of the stock options granted under those terminated plans.

      The fair values of stock options granted in fiscal 2003 were estimated on the respective dates of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

Weighted average fair values	$7.11
Expected volatility	49.0%
Risk free interest rate	3.60%
Expected lives (years)	6.0

      Dividend yield for all grants was assumed to be insignificant.

Use of Estimates

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

Asset impairment losses and other restructuring charges

      The Company’s consolidated statements of operations reflect an element of operating expenses described as asset impairment losses and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its long-lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as asset impairment losses or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the accompanying consolidated statements of operations.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A number of decisions have occurred or other factors have indicated that these types of charges are required to be currently recognized (see Note (14)). There can be no assurance that there will not be additional charges based on future events and that the additional charges would not have a materially adverse impact on the Company’s financial position and results of operations.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current year presentation. Effective February 1, 2003, the Company reclassified an extraordinary gain on extinguishment of debt of $2.7 million, net of tax of $1.5 million, realized during the year ended January 31, 2002 to gain on extinguishment of debt upon the adoption of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”.

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

      The amount of reorganization value in excess of amounts allocated to identifiable assets (goodwill) is a function of compromise total enterprise value. While the Company believes that the compromise total enterprise value approximates fair value, differences between the methodology used in testing for goodwill impairment, as discussed in Note (7), and the negotiated value could adversely impact the Company’s future results of operations.

      The consolidated balance sheet presented below gives effect to the Plan of Reorganization and the application of fresh start accounting at May 31, 2003.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET

May 31, 2003

	Predecessor	Discharge of						Successor
	May 31,	Debt and Exit		Cancellation of		Fresh Start		May 31,
	2003	Financing		Old Equity		Adjustments		2003

	(Millions of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$89.3	$89.8	(a)	$—		$—		$179.1
Receivables	299.9	—		—		—		299.9
Inventories	186.0	—		—		5.2	(j)	191.2
Prepaid expenses and other	27.0	1.3	(b)	—		(7.8	)(k)	20.5

Total current assets	602.2	91.1		—		(2.6)		690.7
Property, plant and equipment, net	959.7	54.0	(c)	—		(95.3	)(l)	918.4
Old goodwill	198.3	—		—		(198.3	)(m)	—
New goodwill	—	—		—		390.9	(n)	390.9
Intangible assets	103.8	—		—		121.9	(o)	225.7
Other assets	60.9	19.9	(d)	—		0.4	(k)(l)	81.2

Total assets	$1,924.9	$165.0		$—		$217.0		$2,306.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
DIP facility	$59.7	$(59.7	)(e)	$—		—		$—
Bank borrowings and other notes	13.0	—		—		—		13.0
Current portion of long-term debt	39.6	4.5	(f)	—		—		44.1
Accounts payable and accrued liabilities	303.8	33.6	(g)	—		9.1	(k)(p)	346.5

Total current liabilities	416.1	(21.6)		—		9.1		403.6
Long-term debt, net of current portion	62.0	31.0	(f)	—		—		93.0
New Term Loan	—	445.5	(f)	—		—		445.5
New Senior Notes, net of discount	—	248.5	(f)	—		—		248.5
Pension and other long-term liabilities	343.5	0.5	(g)	—		195.5	(k)(p)	539.5
Series A Warrants and Series B Warrants	—	9.3	(f)	—		—		9.3
Redeemable preferred stock of subsidiary	—	10.0	(f)	—		—		10.0
Minority interest	17.8	—		—		(4.7	)(q)	13.1
Liabilities subject to compromise	2,153.4	(2,153.4	)(h)	—		—		—
Commitments and contingencies
Stockholders’ equity (deficit):
New Common Stock	—	0.3	(f)	—		—		0.3
New additional paid-in capital	—	544.1	(f)	—		—		544.1
Old Common Stock	0.3	—		(0.3	)(i)	—		—
Old additional paid in capital	235.1	—		(235.1	)(i)	—		—
Old common stock in treasury at cost	(25.7)	—		25.7	(i)	—		—
Accumulated deficit	(1,201.8)	1,050.8	(h)	209.7	(i)	(58.7	)(m)	—
Accumulated other comprehensive loss	(75.8)	—		—		75.8	(m)	—

Total stockholders’ equity (deficit)	(1,067.9)	1,595.2		—		17.1		544.4

Total liabilities and stockholders’ equity (deficit)	$1,924.9	$165.0		$—		$217.0		$2,306.9

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

o) Represents adjustment of $121.9 million to reflect the fair value of identified intangible assets based on results of valuation procedures performed by the Company’s valuation specialist. See Note (7) for additional disclosure regarding the category of intangibles and a description of the valuation methodology.

p) Primarily reflects the additional liability of $155.2 million under fresh-start accounting for any pension and retiree medical plan costs as determined by the Company’s actuaries. This net additional

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability had been deferred pre-emergence in accordance with SFAS Nos. 87 and 106. The actuarial assumptions used in computing the liabilities were as follows:

	North American Plans		International Plans

	Pension Benefits	Other Benefits	Pension Benefits

Weighted average assumptions:
Discount Rate	5.75%	5.75%	5.0-5.5%
Expected return on plan assets	8.0%	N/A	5.0%
Rate of compensation increase	4.75%	N/A	2.1%

q) Reflects the adjustment to minority interest as a result of fair value adjustments under fresh start accounting.

(4)	Acquisitions and Divestitures of Businesses

      On November 13, 2003, the Company acquired an additional 35% ownership interest in its Turkish joint venture for $13.9 million in cash and will pay an additional $1.1 million in the first quarter of fiscal 2004. As a result of this acquisition, the Company owns 60% of the subsidiary, Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., which became a consolidated subsidiary of the Company beginning in the fourth quarter of fiscal 2003 (“HLI Jantas”). As part of this transaction, the Company sold an approximate 7.8% interest in another Turkish subsidiary, Hayes Lemmerz — Inci Jant Sanayi A.S., for $2.4 million. This sale reduced the Company’s holdings in Hayes Lemmerz — Inci Jant Sanayi A.S. to 60%.

      On January 15, 2004, the Company acquired for $15.7 million a cast aluminum wheel plant located in Chihuahua, Mexico formerly operated as part of a joint venture in which the Company owned a 40% minority interest. As part of this transaction, all of the Company’s previously held common stock in the joint venture was sold to the former joint venture partner. Following the Company’s planned refurbishment and expansion of the plant, it will serve the North American wheel market utilizing low pressure casting technology. As a result of these transactions, the Company no longer maintains any significant minority interest investments in joint ventures.

      During fiscal 2002, the Company received $6.6 million in net cash proceeds from the sale of certain non-core businesses, primarily the sale of the Company’s Brazilian agricultural wheel business, the Schenk aluminum foundry located in Maulbronn, Germany and the Company’s interest in a Portuguese fabricated wheel joint venture. In connection with those sales, the Company recognized a net loss of $0.4 million, which is included in Other income, net on the accompanying consolidated statement of operations. During fiscal 2002, the Company paid $5.1 million for the remaining 24% interest in its South African subsidiary, NF Die (Proprietary) Ltd., an aluminum wheel manufacturer, and $2.1 million in cash and an additional $2.0 million note payable for the facility and assets of a foundry in Chattanooga, Tennessee.

      During fiscal 2001, the Company sold its interests in its Canadian joint venture, its Venezuelan joint venture and its tire and wheel assembly business for net cash proceeds of $20.5 million. In connection with those sales, the Company recognized a net loss of $7.2 million, which is included in Other income, net, on the accompanying consolidated statement of operations.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Inventories

      The major classes of inventory are as follows (millions of dollars):

	Successor	Predecessor

	January 31,	January 31,
	2004	2003

Raw materials	$48.3	$48.3
Work-in-process	42.2	36.5
Finished goods	61.8	56.2
Spare parts and supplies	37.0	35.6

Total	$189.3	$176.6

      In connection with the implementation of fresh start accounting, the Company revalued its work-in-process and finished goods to the expected selling price less costs to complete, selling and disposal cost and a normal profit, resulting in an increase of $5.2 million. All of this fair value adjustment had been recognized through cost of sales during the eight months ended January 31, 2004. (See Note (3).)

(6)	Property, Plant and Equipment

      The major classes of property, plant and equipment are as follows (millions of dollars):

	Successor	Predecessor

	January 31,	January 31,
	2004	2003

Land	$42.4	$30.4
Buildings	212.5	256.0
Machinery and equipment	793.7	1.134.5
Capital lease assets	8.4	—

	1,057.0	1,420.9
Accumulated depreciation	(90.5)	(469.7)

Property, plant and equipment, net	$966.5	$951.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Goodwill and Other Intangible Assets

      Intangible assets and goodwill consist of the following (millions of dollars):

	Successor			Predecessor

	January 31, 2004			January 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Customer relationships and contracts	$169.3	$(5.8)	$163.5	$26.5	$(4.0)	$22.5
Licenses	—	—	—	13.4	(2.4)	11.0
Unpatented technology	36.7	(4.6)	32.1	33.5	(8.8)	24.7
Other	—	—	—	1.9	(1.0)	0.9

	$206.0	$(10.4)	$195.6	$75.3	$(16.2)	$59.1

Non amortized intangible assets:
Tradenames	$41.6			$43.5
Goodwill	$416.2			$191.3

      The Company expects that ongoing amortization expense will approximate between $13 million and $16 million in each of the next five fiscal years.

      As a result of applying fresh start accounting, the changes in the net carrying amount of goodwill during fiscal 2003 represent the elimination of $198.3 million of the Predecessor’s goodwill, the establishment of $390.9 million of the Successor’s goodwill and the impact of foreign currency translation. Goodwill by segment for the Successor as of January 31, 2004 and for the Predecessor as of January 31, 2003 is presented in Note (18).

      Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment annually, rather than amortized into earnings. Any impairment to the amount of goodwill existing at the date of adoption was to be recognized as a cumulative effect of a change in accounting principle on that date.

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

      The Successor Company has changed its annual test date from January 31st to November 1st for testing whether goodwill is impaired. This change is both preferable and allowed in that (1) choosing the 1st day of the 4th quarter allows adequate time to perform the first step of the test and, if necessary, the second step of the test while still providing time to report the impact of the test in the Company’s periodic filings, (2) the Successor Company has never chosen a test date for goodwill impairment, (3) goodwill of the Predecessor Company was eliminated as a result of fresh start accounting, and (4) the Predecessor Company no longer exists. The Company will test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS No. 142.

      The following table presents adjusted net loss on a comparable basis, by eliminating goodwill amortization from the reported net loss for the year ended January 31, 2002 (in millions):

Year Ended
January 31,
2002

Reported net loss	$(396.7)
Eliminate goodwill amortization	23.2

Adjusted net loss	$(373.5)

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

Customer Relationships

      Customer relationships refers to likely new business from existing customers that was not booked as of the valuation date. Automotive suppliers often receive future business as a result of being the incumbent on a program. Management and its outside valuation consultants had discussions on expected future business based

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on historic relationships and trends. Economic profit was based on expected future sales with a growth rate of 2% exclusive of projected sales under existing contracts. The amortization period was based on a review of historical data and discounting of cash flows. The International Components and Commercial Highway valuations were based on a review of projections provided which identified sales generated by existing customers with an attrition rate provided for loss of customers and indicated that no intangible asset existed for these reporting units.

Trade Names

      The “Hayes Lemmerz” trade name was valued using a royalty savings method. It assumes a third party would be willing to pay for the use of a name which represents a cost savings to the Company. Our outside valuation consultants identified other trade name licensing agreements similar to ones that could be used by the Company as a benchmark for royalty rates. Using this data and historical use of the Company’s name, premiums earned on our products, excess earnings analysis and projected profitability identified that the International Wheels reporting unit could economically support a trade name. The name is a perpetual, non-wasting asset and therefore an indefinite life was assigned.

Unpatented Technology

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

(8)	Other Assets

      Other assets consists of the following (millions of dollars):

	Successor	Predecessor

	January 31,	January 31,
	2004	2003

Production tooling	$31.2	$27.6
Unamortized debt issuance costs	20.2	1.6
Investments in joint ventures	—	4.8
Other	26.2	8.0

Total	$77.6	$42.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (millions of dollars):

	Successor	Predecessor

	January 31,	January 31,
	2004	2003

Accounts payable	$196.8	$136.7
Employee costs	88.7	75.1
Other accrued liabilities	68.9	56.9

Total	$354.4	$268.7

      Accounts payable and accrued liabilities of the Predecessor at January 31, 2003 exclude any amounts that are classified as liabilities subject to compromise (see Note (12)).

(10)	Taxes on Income

      The components of pre-tax income (loss), excluding cumulative effect of change in accounting principle and extraordinary gain on debt discharge, are as follows (millions of dollars):

	Successor	Predecessor

	Eight	Four
	Months	Months	Year	Year
	Ended	Ended	Ended	Ended
	January 31,	May 31,	January 31,	January 31,
	2004	2003	2003	2002

United States	$(67.1)	$(309.9)	$(137.1)	$(400.8)
Foreign	35.4	337.7	64.1	19.2

	$(31.7)	$27.8	$(73.0)	$(381.6)

      The income tax expense (benefit) is summarized as follows (millions of dollars):

	Successor	Predecessor

	Eight	Four
	Months	Months	Year	Year
	Ended	Ended	Ended	Ended
	January 31,	May 31,	January 31,	January 31,
	2004	2003	2003	2002

Current:
Federal	$—	$—	$(14.3)	$—
State and Local	1.0	7.1	2.4	2.4
Foreign	11.6	1.9	1.1	10.8

	12.6	9.0	(10.8)	13.2
Deferred:
Federal and State	—	—	—	—
Foreign	(1.7)	51.3	14.4	(1.4)

	(1.7)	51.3	14.4	(1.4)

Income Tax Expense	$10.9	$60.3	$3.6	$11.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of taxes computed at the United States Federal statutory 35% rate to the actual income tax expense follows (millions of dollars):

	Successor	Predecessor

	Eight	Four
	Months	Months	Year	Year
	Ended	Ended	Ended	Ended
	January 31,	May 31,	January 31,	January 31,
	2004	2003	2003	2002

Federal taxes computed at statutory rate	$(11.1)	$9.7	$(25.6)	$(133.6)
Increase (decrease) resulting from:
State taxes	1.0	7.1	2.4	2.4
Tax benefit from net operating loss carryforwards	—	—	(14.3)	—
Foreign statutory tax rate differential	(1.9)	2.5	(0.9)	5.1
Change in foreign tax rates	(2.6)	—	1.9	—
Tax holidays	(2.2)	(0.8)	(2.8)	(2.4)
Deductible reorganization expenses	—	(21.6)	(26.0)	—
Goodwill amortization and impairment	—	—	—	8.8
Recognition of goodwill in fresh start accounting	—	(67.4)	—	—
Impact of taxable merger	—	87.5	—	—
Change in valuation allowance	27.1	43.4	71.5	127.7
All other items	0.6	(0.1)	(2.6)	3.8

Income tax expense	$10.9	$60.3	$3.6	$11.8

      For the period ended May 31, 2003, the recognition of goodwill in fresh start accounting listed above refers to goodwill and the associated financial statement gain recognized related to fresh start accounting for which no deferred tax liability is recorded; the impact of the taxable merger listed above refers to the recognition of gain for tax purposes related to investment in subsidiaries. The gain recognized for tax purposes, as a result of the taxable merger, was fully offset by net operating loss carry forwards resulting in zero current federal tax liability.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows (millions of dollars):

	Successor	Predecessor

	January 31,	January 31,
	2004	2003

Deferred tax assets attributable to:
Accrued liabilities	$20.1	$50.7
Net operating loss and tax credit carry forwards	32.5	329.4
Property, plant and equipment	21.2	—
Pension	45.1	31.1
Inventory	0.7	11.1
Other	3.8	19.9

Total gross deferred tax assets	123.4	442.2
Less valuation allowance	(57.5)	(336.6)

Net deferred tax assets	65.9	105.6
Deferred tax liabilities attributable to:
Property, plant and equipment	(59.4)	(109.9)
Intangible assets	(80.8)	(20.0)
Inter-company notes	(11.1)	—
Other	(2.5)	(14.0)

Total gross deferred tax liabilities	(153.8)	(143.9)

Net deferred tax liabilities	$(87.9)	$(38.3)

      The Company has domestic net operating loss carryforwards of approximately $7.0 million expiring in 2024, and foreign net operating loss carryforwards of approximately $84.0, million, of which $22.7 million expire in years 2008 through 2019, and $61.3 million may be carried forward indefinitely. The carryforwards are based upon tax returns as currently filed or as anticipated to be filed and are subject to change based upon the Company’s detailed analysis for tax purposes. The Company’s tax returns are subject to periodic audit by the various jurisdictions in which it operates. These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the NOL’s, which are available to offset future taxable income.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at January 31, 2004 to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations.

      As a result of management’s assessment, a valuation allowance of $57.5 million and $336.6 million was recorded at January 31, 2004 and January 31, 2003, respectively. As a result of the taxable merger between the Predecessor and HLI, all tax carryforwards of the U.S. consolidated group were reduced to zero. As such, the gross deferred tax assets and resulting valuation allowance was reduced by $295.6 million during the four months ended May 31, 2003. The Company increased the valuation allowance during the eight month period ended January 31, 2004 and fiscal 2002 by $16.5 million and $104.0 million, respectively. If the deferred tax

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets of the Company as of January 31, 2004 that have a valuation allowance recorded against them are subsequently realized, the amount that would be allocated to goodwill is estimated at $39.8 million.

      The Company has not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. The amounts of such temporary differences as of January 31, 2004 were estimated to be $128.5 million. This amount may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability.

(11)     Bank Borrowings, Other Notes and Long-Term Debt

      Bank borrowings and other notes of the Successor of $14.2 million at January 31, 2004 consists primarily of short-term credit facilities of the Company’s foreign subsidiaries which bear interest at rates ranging from 5.3% to 6.1%, as well as notes payable of $1.1 million and $10.5 million issued in conjunction with the Company’s acquisition of an additional 35% ownership interest in its Turkish joint venture and acquisition of an aluminum wheel plant formerly operated as part of the Company’s Mexican joint venture, respectively. (See Note (4).) Bank borrowings and other notes of the Predecessor of $15.8 million consist primarily of short-term notes of the Company’s foreign subsidiaries which bear interest at rates ranging from 2.25% to 10.75%, and a $2.0 million note issued in conjunction with the purchase of the Company’s Wheland foundry which was repaid on March 7, 2003.

      Long-term debt consists of the following (millions of dollars):

	Successor	Predecessor

	January 31,	January 31,
	2004	2003

DIP Facility	$—	$49.9
Bank term loan facility maturing February 3, 2005, weighted average interest rate of 8.4% at January 31, 2003	—	176.8
Bank revolving credit facility maturing through 2006, weighted average interest rate of 6.9% at January 31, 2003	—	573.8
Various foreign bank and government loans maturing through 2006, weighted average interest rates of 5.7% and 6.1% at January 31, 2004 and 2003	28.7	91.3
8 1/4% Senior Subordinated Notes due 2008	—	224.3
9 1/8% Senior Subordinated Notes due 2007	—	389.1
11% Senior Subordinated Notes due 2006	—	239.4
11 7/8% Senior Notes due 2006	—	300.0
New Term Loan maturing 2009, weighted average interest rate of 5.0% at January 31, 2004	447.8	—
10 1/2% New Senior Notes, net of discount, due 2010	248.6	—
Mortgage note payable	22.5	—
Capital lease obligations	16.2	10.7

	763.8	2,055.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor	Predecessor

	January 31,	January 31,
	2004	2003

Less current portion of long-term debt	11.3	—
Less current portion of DIP facility	—	49.9
Less current portion not subject to compromise	—	40.1
Less liabilities subject to compromise	—	1,903.4

Long-term debt	$752.5	$61.9

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

New Credit Facility

      The Term Loan Facility was made available to HLI in a single drawing on the Effective Date, payable in quarterly installments equal to 0.25% of the principal amount outstanding immediately following effectiveness of the Plan of Reorganization with the remaining balance payable on the sixth anniversary of the Effective Date. The Company paid quarterly installments of $1.1 million each on October 31, 2003 and January 30, 2004. Subsequent to January 31, 2004, the Company pre-paid $16.0 million outstanding under the Term Loan Facility on February 12, 2004 with the proceeds of a primary offering of the Company’s common stock. (See Note (20).) The Revolving Credit Facility will be available until the fifth anniversary of the Effective Date, on which date all loans outstanding under the Revolving Credit Facility will become due and payable.

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

      As of January 31, 2004, there were no outstanding borrowings and approximately $22.5 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at January 31, 2004 was approximately $77.5 million.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Senior Notes

      HLI issued $250.0 million aggregate principal amount of New Senior Notes on June 3, 2003. The New Senior Notes will mature on June 15, 2010. Interest on the New Senior Notes will accrue at a rate of 10 1/2% per annum and will be payable semi-annually in arrears on June 15 and December 15. On October 30, 2003, HLI commenced its offer to exchange up to $250,000,000 aggregate principal amount of outstanding 10 1/2% Senior Notes due 2010 of HLI for a like principal amount of 10 1/2% Senior Notes due 2010 of HLI. The exchange offer was registered under the Securities Act of 1933, as amended, to satisfy HLI’s obligations under the registration rights agreement entered into by HLI and the initial purchasers of the New Senior Notes. On November 28, 2003, HLI completed its exchange offer. All of the $250,000,000 aggregate principal amount of the outstanding New Senior Notes were tendered and accepted for exchange.

      The New Senior Notes are senior, unsecured obligations of HLI and are effectively subordinated in right of payment to all existing and future secured debt of HLI to the extent of the value of the assets securing that debt, equal in right of payment with all existing and future senior debt of HLI, senior in right of payment to all subordinated debt of HLI.

      Except as set forth below, the New Senior Notes will not be redeemable at the option of HLI prior to June 15, 2007. Starting on that date, HLI may redeem all or any portion of the New Senior Notes, at once or over time, upon the terms and conditions set forth in the senior note indenture agreement (the “Indenture”). At any time prior to June 15, 2007, HLI may redeem all or any portion of the New Senior Notes, at once or over time, at a redemption price equal to 100% of the principal amount of the New Senior Notes to be redeemed, plus a specified “make-whole” premium. In addition, at any time and from time to time prior to June 15, 2006, HLI may redeem up to a maximum of 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more public equity offerings at a redemption price equal to 110.50% of the principal amount thereof, plus accrued and unpaid interest. Subsequent to January 31, 2004, the Company redeemed $87.5 million aggregate principal amount of the New Senior Notes on March 12, 2004 with the proceeds of a primary offering of the Company’s common stock. (See Note (20).) In connection with this redemption, the Company will record an approximate $11.8 million loss on early extinguishment of debt, including recognition of deferred debt issuance costs and original issue discount on the redeemed amount, in the first quarter of fiscal 2004.

      The Indenture provides for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The Indenture also provides that a holder of the New Senior Notes may, under certain circumstances, have the right to require that the Company repurchase such holder’s New Senior Notes upon a change of control of the Company. The New Senior Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally on a senior, unsecured basis by the Company and substantially all of its domestic subsidiaries (see Note (21)).

Other Financing

      In addition to the New Credit Facility and New Senior Notes as described above, the Company had other debt financing of $67.4 million as of January 31, 2004. These included borrowings under various foreign debt facilities in an aggregate amount of $28.7 million, capital lease obligations of $16.2 million and a mortgage note payable of $22.5 million.

      As of January 31, 2004, there were $2.5 million in outstanding borrowings under various foreign bank credit facilities. A portion of those credit facilities require compensating balance arrangements. In addition, the Company maintains cash deposits at certain locations in order to assure the continuation of vendor trade

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms. As of January 31, 2004, the total amount of cash deposits maintained for these purposes was approximately $5.0 million.

Reclassification

      Effective February 1, 2003, the Company reclassified an extraordinary gain on extinguishment of debt of $2.7 million, net of tax of $1.5 million, realized during the year ended January 31, 2002 to gain on extinguishment of debt upon the adoption of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”.

(12)	Liabilities Subject to Compromise

      The principal categories of claims that were classified as liabilities subject to compromise under the reorganization proceedings are identified below.

Recorded Liabilities

      Prior to emergence, on a consolidated basis, recorded liabilities subject to compromise under the Chapter 11 proceedings consisted of the following (millions of dollars):

	Predecessor

	May 31,	January 31,
	2003	2003

Accounts payable and accrued liabilities, principally trade	$155.8	$152.1
Credit Agreement:
Term loans	176.8	176.8
Revolving facility	573.8	573.8
Accrued interest	45.2	29.3
Senior Notes and Senior Subordinated Notes:
Face value	1,152.8	1,152.8
Accrued interest	49.0	49.0

Total	$2,153.4	$2,133.8

Of the liabilities subject to compromise at May 31, 2003, $1,076.7 million were written off as a gain on discharge of debt in fresh start accounting. (See Note (3).)

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

(13)	Pension Plans and Postretirement Benefits Other Than Pensions

      The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees around the world. The Company funds the Pension Benefits based upon the funding requirements of United States Federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.

      The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the consolidated balance sheets as of January 31 (based on an October 31 measurement date, in millions of dollars):

	North American Plans				International Plans

	Pension Benefits		Other Benefits		Pension Benefits

	2004	2003	2004	2003	2004	2003

Change in Benefit Obligation:
Benefit obligation at beginning of year	$183.4	$173.8	$186.2	$150.2	$135.8	$114.2
Service cost	0.2	0.2	0.1	0.2	0.6	1.6
Interest cost	11.2	11.7	11.8	10.0	7.2	6.1
Amendments	(0.6)	—	—	—	—	—
Transfers to defined contribution plan	—	—	—	—	(3.6)	—
Discharge of obligation under Plan of Reorganization(1)	(6.8)	—	—	—	—	—
Special termination benefits	—	2.4	—	1.0	—	—
Actuarial loss (gain)	14.1	12.0	6.1	41.9	(1.8)	(2.3)
Benefits paid	(14.7)	(16.7)	(13.3)	(17.1)	(9.1)	(6.3)

Benefit obligation at end of year	$186.8	$183.4	$190.9	$186.2	$129.1	$113.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North American Plans				International Plans

	Pension Benefits		Other Benefits		Pension Benefits

	2004	2003	2004	2003	2004	2003

Change in Plan Assets:
Fair value of plan assets at beginning of year	$121.3	$140.1	$—	$—	$3.3	$1.8
Actual return on plan assets	16.6	(3.0)	—	—	(0.7)	0.1
Company contributions	4.0	1.1	—	—	5.0	0.8
Benefits paid and plan expenses	(14.9)	(16.9)	—	—	—	—

Fair value of plan assets at end of year	$127.0	$121.3	$—	$—	$7.6	$2.7

Funded Status:
Funded status of plan	$(59.8)	$(62.1)	$(190.9)	$(186.2)	$(121.5)	$(110.6)
Unrecognized net actuarial (gain) loss	(17.8)	52.0	(21.5)	89.2	(2.6)	14.0
Unrecognized prior service cost	—	2.7	—	4.5	—	0.8
Intangible asset	—	(2.7)	—	—	—	(0.8)
Adjustment to recognize additional minimum liability	—	(51.4)	—	—	—	(11.4)
Employer contributions	—	—	4.9	1.8	—	—

Accrued benefit cost	$(77.6)	$(61.5)	$(207.5)	$(90.7)	$(124.1)	$(108.0)

Amount recognized in Consolidated Balance Sheet:
Accrued benefit cost	$(77.6)	$(7.4)	$(207.5)	$(90.7)	$(124.1)	$(95.8)
Intangible asset	—	(2.7)	—	—	—	(0.8)
Accumulated other comprehensive loss	—	(51.4)	—	—	—	(11.4)

Net amount recognized	$(77.6)	$(61.5)	$(207.5)	$(90.7)	$(124.1)	$(108.0)

(1)	Of the net amount recognized for North American pension benefits at January 31, 2003, approximately $6.8 million relates to supplemental executive retirement benefits and has been classified as a liability subject to compromise in the accompanying consolidated balance sheet as of January 31, 2003. This liability was discharged under the confirmed Plan of Reorganization upon emergence.

      In accordance with the fresh start accounting provisions of SOP 90-7, all previously unrecognized gains or losses were immediately recognized at the emergence date.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The projected benefit obligation, accumulated projected benefit obligation (“APBO”) and fair value of plan assets for the benefit plans with accumulated benefit obligations in excess of plan assets for the North American plans were $186.8 million, $190.9 million and $127.0 million, respectively, as of January 31, 2004, and $183.4 million, $186.2 million and $121.3 million, respectively, as of January 31, 2003. The components of net periodic benefit costs included in operating results are as follows (millions of dollars):

	North American Plans

	Pension Benefits				Other Benefits

	Successor	Predecessor			Successor	Predecessor

	Eight	Four			Eight	Four
	Months	Months	Year	Year	Months	Months	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	January 31,	May 31,	January 31,	January 31,	January 31,	May 31,	January 31,	January 31,
	2004	2003	2003	2002	2004	2003	2003	2002

Components of net periodic benefit cost (income):
Service cost	$0.3	$0.1	$0.5	$0.4	$0.1	$—	$0.2	$0.1
Interest cost	7.4	3.8	11.7	11.4	7.8	4.0	10.0	7.8
Expected return on plan assets	(6.0)	(3.0)	(12.0)	(14.7)	—	—	—	—
Net amortization and deferral	—	1.0	1.3	3.3	—	2.1	3.6	0.2
Special termination benefit recognition	—	—	2.4	3.8	—	—	1.0	0.1

Net benefit cost	$1.7	$1.9	$3.9	$4.2	$7.9	$6.1	$14.8	$8.2

	International Plans

	Pension Benefits

	Successor	Predecessor

	Eight	Four
	Months	Months	Year	Year
	Ended	Ended	Ended	Ended
	January 31,	May 31,	January 31,	January 31,
	2004	2003	2003	2002

Components of net periodic benefit cost (income):
Service cost	$0.2	$0.1	$0.5	$0.7
Interest cost	4.5	2.2	6.0	5.1
Expected return on plan assets	(0.1)	(0.1)	(0.1)	(0.1)
Net amortization and deferral	—	0.2	0.3	0.3

Net benefit cost	$4.6	$2.4	$6.7	$6.0

      On January 31, 2002, the Company modified the North American defined benefit plan to comply with recent legislation and to freeze final average compensation.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above were as follows:

	North American Plans				International Plans

	Pension Benefits		Other Benefits		Pension Benefits

	2004	2003	2004	2003	2004	2003

Weighted average assumptions:
Discount rate	6.25%	6.75%	6.25%	6.75%	5.50%	5.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A	5.00%	5.00%
Rate of compensation increase	N/A	4.75%	N/A	N/A	2.10%	2.10%

      At January 31, 2004, the assumed annual health care cost trend rate used in measuring the APBO approximated 11.5% declining to 5.0% in years 2008 and thereafter. Increasing the assumed cost trend rate by 1% each year would have increased the APBO and service and interest cost components by approximately $17.4 million and $0.8 million, respectively, for fiscal 2003. Decreasing the assumed cost trend rate by 1% each year would have decreased the APBO and service/interest cost components by approximately $14.9 million and $0.6 million, respectively, for fiscal 2003.

Expected Return on Assets

      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption for the North American plans.

North American Contributions

      During fiscal 2004, the Company expects to make contributions to its North American pension plans and health care and life insurance benefit plans of $13.2 million and $15.2 million, respectively.

Pension Benefit Asset Information

      The Company’s North American pension plans’ weighted-average pension asset allocation at December 31, 2003, and 2002, by asset category are as follows:

	2003	2002

Asset Category:
Domestic Equity	52.5%	43.7%
International Equity	15.7%	11.3%
Fixed Income	31.8%	45.0%

Total	100%	100%

      In addition to the broad asset allocation described above, the following policies apply to individual asset classes:

•	Fixed income investments are oriented toward risk averse, investment grade securities. With the exception of U.S. Government securities, in which the plan may invest the entire fixed income allocation, fixed income investments are required to be diversified among individual securities and sectors. There is no limit on the maximum maturity of securities held. Short sales, margin purchases and similar speculative transactions are prohibited.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Equity investments are diversified among capitalization and style, and are required to be diversified among industries and economic sectors. Limitations are placed on the overall allocation to any individual security. Short sales, margin purchases and similar speculative transactions are prohibited.

      The Board of Directors has established the Employee Benefits Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts. The Committee has an investment policy for the Pension Plan assets that establishes target asset allocations for the above listed asset classes as follows:

	Policy Target	Policy Range

Asset Class:
Domestic Equity	55%	35-75%
International Equity	15%	10-20%
Fixed Income	30%	25-35%
Real Estate	0%	0-0%

      The asset allocation policy was developed with consideration to the long-term nature of the obligations and the following investment objectives: achieving a return on assets consistent with the funding requirements of the plan, maximizing portfolio return, and minimizing the impact of market fluctuations on the value of the plan assets. The Committee is committed to diversification to reduce the risk of large losses. To that end, the Committee has adopted policies requiring that each asset class will be diversified, and multiple managers with differing styles of management will be employed. On a quarterly basis, the Committee reviews progress towards achieving the Pension Plans’ and individual managers’ performance objectives.

Medicare Prescription Drug, Improvement and Modernization Act

      On December 8, 2003, President George W. Bush signed the Medicare Prescription Drug, Improvement and Modernization Act (the Act) into law. This law introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law.

      In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1). FSP 106-1 permits companies that are a sponsor of a postretirement heath care plan that provides a prescription drug benefit to either include the effects of the Act in its financial statements or defer accounting for the Act until the FASB issues guidance on how to account for the federal subsidy. The company has elected to defer accounting for the effects of the Act until specific guidance is issued by the FASB.

      As such, the accumulated postretirement benefit obligation (APBO) and the net periodic postretirement benefit cost do not reflect the effects of the Act. Future guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require changes to previously reported information. The Company is unable to estimate the impact the Act will have on its financial statements or the amount of cash it may be entitled to receive from any federal subsidy, but believes that its plan is at least actuarially equivalent. As such, the Act is expected to favorably impact the Company by reducing the post retirement benefit obligation and expense in future periods when compared to 2003.

Other Benefits

      The Company also has contributory employee retirement savings plans covering substantially all of its domestic employees. The employer contribution is determined at the discretion of the Company and totaled approximately $9.4 million, $7.2 million, $16.8 million and $16.9 million for the eight months ended

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2004, the four months ended May 31, 2003, and the years ended January 31, 2003 and 2002, respectively.

(14)	Asset Impairments and Other Restructuring Charges

      The Company recorded asset impairment losses and other restructuring charges of $28.9 million in the eight months ended January 31, 2004, $6.4 million in the four months ended May 31, 2004, $43.5 million in fiscal year 2002, and $141.6 million in fiscal 2001.

      Asset impairments and other restructuring charges by segment are as follows:

	Successor

	Eight Months Ended January 31, 2004

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$1.0	$0.8	$—	$1.8
Impairment of machinery, equipment and tooling	19.9	6.7	—	26.6
Severance and other restructuring costs	0.5	—	—	0.5

Total	$21.4	$7.5	$—	$28.9

	Predecessor

	Four Months Ended May 31, 2003

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$0.5	$0.1	$—	$0.6
Impairment of machinery, equipment and tooling	1.5	3.3	—	4.8
Facility closure costs	0.9	—	—	0.9
Severance and other restructuring costs	0.1	—	—	0.1

Total	$3.0	$3.4	$—	$6.4

	Predecessor

	Fiscal 2002

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$1.7	$0.8	$—	$2.5
Impairment of machinery, equipment and tooling	25.1	0.8	0.5	26.4
Facility closure costs	6.7	—	—	6.7
Severance and other restructuring costs	2.9	1.0	4.0	7.9

Total	$36.4	$2.6	$4.5	$43.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor

	Fiscal 2001

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$43.6	$36.9	$—	$80.5
Impairment of machinery, equipment and tooling	29.6	10.7	—	40.3
Facility closure costs	11.0	0.6	—	11.6
Severance and other restructuring costs	2.7	0.2	6.3	9.2

Total	$86.9	$48.4	$6.3	$141.6

      These losses and charges consist of the following:

Impairment of Howell, Michigan Facility

      During the fourth quarter of fiscal 2003, the Company estimated that the future undiscounted cash flows from its Howell, Michigan manufacturing facility would not be sufficient to recover the carrying value of its investment in building, machinery, equipment and tooling. Accordingly, the Company recognized an asset impairment loss of $8.8 million in the fourth quarter of fiscal 2003. Such assets were written down to fair value based on the expected scrap value, if any, of machinery, equipment and tooling, and the appraised value of such building. On April 1, 2004, the Company announced the closure of this facility. (See Note (20).)

Impairment of La Mirada, California Facility

      In the third quarter of fiscal 2003, the Company updated its sales projections to reflect the termination and balancing out of certain programs. Based on those updated sales projections, and on the impact of improved operating efficiencies resulting from ongoing rationalization of production capacity, the Company determined that its current estimate of future undiscounted cash flows from its La Mirada, California facility will not be sufficient to recover the respective carrying values of that facility’s machinery and equipment. Accordingly, the Company recorded asset impairment losses of $5.7 million in the Successor third quarter of fiscal 2003. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling.

      In the second quarter of fiscal 2002, the Company determined, based on its most recent sales projections for its La Mirada, California facility, that its current estimate of the future undiscounted cash flows from this facility would not be sufficient to recover the carrying value of the facility’s fixed assets and production tooling. Accordingly, the Company recorded an impairment loss of $15.5 million in the second quarter of fiscal 2002 related to those assets. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling.

Impairment of Gainesville, Georgia and Wabash, Indiana facilities

      In the third quarter of fiscal 2003, the Company updated its sales projections to reflect the termination and balancing out of certain programs. Based on those updated sales projections, and on the impact of improved operating efficiencies resulting from ongoing rationalization of production capacity, the Company determined that its current estimate of future undiscounted cash flows from its Gainesville, Georgia and Wabash, Indiana facilities will not be sufficient to recover the respective carrying values of those facilities’ property, plant and equipment. Accordingly, the Company recorded asset impairment losses of $13.9 million in the Successor third quarter of fiscal 2003. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Thailand Greenfield Site

      During the first quarter of fiscal 2003, the Company recorded an asset impairment loss of $0.5 million to write down its Thailand greenfield site to fair value based on current real estate market conditions. This non-operating facility was sold by the Company in August 2003.

Impairment and Closure of Bowling Green, Kentucky Facility

      During the first four months of fiscal 2003, the Predecessor Company recognized additional restructuring charges of $0.9 million related to the closure of its Bowling Green, Kentucky facility. These charges relate to additional plant closure costs and terminated employee health care benefits.

      In the fourth quarter of fiscal 2001, the Company committed to a plan to close its manufacturing facility in Bowling Green, Kentucky and recorded a restructuring charge of $10.7 million. This charge related to the termination of leases and other closure costs, including security and maintenance costs subsequent to the shutdown date. The decision to close the plant was based on the weakening of the economy, the tightened domestic auto industry and changing market requirements, which have resulted in reduced demand for fabricated steel wheels. The rationalization of the Company’s fabricated wheel manufacturing capacity will allow it to reduce overhead and manufacturing costs in North America. The Company estimated that the future undiscounted cash flows from this facility would not be sufficient to recover the carrying value of its investment in machinery, equipment and tooling. Accordingly, the Company recognized an asset impairment loss of $42.7 million during the fourth quarter of fiscal 2001. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. This facility, originally scheduled to close in July 2002, operated through the end of fiscal 2002 to service existing contracts and assist in transitioning production to the Company’s fabricated steel wheel manufacturing facility located in Sedalia, Missouri. Due to the delayed closure, the original $10.7 million restructuring charge was revised to $10.3 million. In addition, the Company recorded $0.3 million in employee termination and other closure costs during fiscal 2002 related to this facility. Such remaining closure costs of $0.6 million are expected to be paid in fiscal 2004.

Impairment and Closure of Petersburg, Michigan Facility

      During the first quarter of fiscal 2003, the Predecessor Company recorded an asset impairment loss of $0.1 million to write down to fair value its Petersburg, Michigan facility based on current real estate market conditions. This non-operating facility is classified as held-for-sale at January 31, 2004, and was subsequently sold by the Company in February 2004.

      As a consequence of notifications received in April 2001 from certain customers of the Petersburg, Michigan facility regarding significantly lower future product orders and of the failure to obtain adequate customer support required to relocate production, management revised its estimate of future undiscounted cash flows expected to be generated by the facility. The Company concluded that this estimated amount was less than the carrying value of the long-lived assets related to this facility and, accordingly, recognized an impairment loss of $28.5 million in fiscal 2001. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. In June 2001, the Company committed to a plan to close the Petersburg facility, and accordingly recorded a restructuring charge of $0.6 million. This charge includes estimated amounts related to security and other maintenance costs subsequent to the shutdown date. During fiscal 2002, the Company recorded an additional impairment loss of $0.3 million to further write down this facility to fair value based on real estate market conditions.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment and Closure of Somerset, Kentucky Facility

      During fiscal 2001, the Company recognized impairment losses of $6.8 million related to investments in machinery, equipment and tooling at its Somerset, Kentucky facility due to a change in management’s estimates regarding the future use of such assets. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. During the first quarter of fiscal 2002, the Company closed this facility and recorded a restructuring charge of $6.7 million. This charge included estimated amounts related to lease termination costs and other closure costs consisting primarily of security and maintenance costs subsequent to the shutdown date. The portion of the charge related to lease terminations in the amount of $3.5 million has been classified as a liability subject to compromise at January 31, 2003 and has been excluded from the table below. Of the other closure costs, approximately $0.7 million remained unpaid at January 31, 2004, and is expected to be paid during fiscal 2004. During fiscal 2002, the Company recognized additional impairment losses of $1.9 million related to investments in building, machinery, equipment and tooling primarily due to real estate market conditions and further revisions in management’s estimates regarding the fair value of such assets.

Impairment of Maulbronn, Germany Facility

      During the fourth quarter of fiscal 2001, the Company revised its future undiscounted cash flow projections from its foundry located in Maulbronn, Germany. Based on those revisions, the Company determined that those cash flows would not be sufficient to recover the carrying value of the facility’s long-lived assets and accordingly, recognized an asset impairment loss of $8.4 million during the fourth quarter of fiscal 2001. The Company commenced a plan of action to sell this facility during the fourth quarter of fiscal 2001 and subsequently sold it in the second quarter of fiscal 2002 and recorded a loss on sale of $2.5 million.

Impairment and Restructuring of International Fabricated Wheel Operations

      The Company recorded various asset impairment losses and restructuring charges as part of a multiple year restructuring program to upgrade and improve the Company’s international fabricated wheel operations. During the third quarter of fiscal 2001, the Company recognized an asset impairment loss of $0.9 million related to the abandonment of a greenfield project in Thailand. During the fourth quarter of fiscal 2001, the Company recognized asset impairment losses of $11.1 million related to its investments in building, machinery, equipment and tooling at its fabricated wheel facility in Königswinter, Germany. Such assets were written down to fair value based on estimated real estate market values and the expected scrap value, if any, of related machinery, equipment, and tooling. The Company transferred production of certain products to facilities located in the Czech Republic and in India and further consolidated passenger car and commercial wheel production within an adjacent facility located in Königswinter, Germany. In connection with the decommissioning of a building at its Königswinter, Germany site, the Company recorded a restructuring charge of $0.6 million in the fourth quarter of fiscal 2001 related to maintenance costs subsequent to the decommissioning date. During fiscal 2002, the Company recorded $2.9 million of costs related to severance and post-termination benefits at its locations in Königswinter, Germany, Manresa, Spain and Sao Paulo, Brazil. The Company also recorded $2.2 million of such costs during fiscal 2001 at its locations in Königswinter, Germany and Manresa, Spain.

Impairment of Machinery and Equipment

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

      During fiscal 2002, the Company recorded asset impairment losses of $10.7 million on certain machinery and equipment in its Automotive Wheels, Components and Other segments due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment due to changes in product mix. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

      During fiscal 2001, the Company recognized asset impairment losses of $22.6 million on certain machinery and equipment in its Automotive Wheels, Components and Other Segments due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

Impairment of White Pigeon, Michigan Facility

      During the fourth quarter of fiscal 2002, the Company recorded an asset impairment loss of $0.5 million to write down the White Pigeon, Michigan facility to fair value based on current real estate market conditions. This non-operating facility is currently held for sale by the Company.

Other Severance and Restructuring Costs

      As part of ongoing restructuring and rationalization of its operations, the Company recorded severance costs of $0.5 million, $0.1 million, $1.7 million and $0.2 million in the eight months ended January 31, 2004, four months ended May 31, 3004, fiscal 2002 and fiscal 2001, respectively.

North American Early Retirement and Reduction-In-Force Programs

      In fiscal 2002, the Company offered an early retirement option to approximately 30 employees, of whom 24 accepted by the acceptance date. In connection with this early retirement offer, the Company recorded a charge of $3.4 million primarily related to supplemental retirement benefits and continued medical benefits. The retirement benefit portion of the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans, and will be funded as part of the requirements of those entire plans.

      On November 2, 2001, the Company announced the immediate elimination of 145 positions or approximately 11% of its salaried workforce across its domestic operations. In connection with the elimination of the 145 positions, the Company recorded a restructuring charge of $2.4 million in the fourth quarter of fiscal 2001, all of which was paid before the end of fiscal 2002. In addition, the Company announced that it would offer an early retirement option to approximately 45 salaried employees. Of the 45 employees offered an early retirement option, 31 accepted by the acceptance date. In connection with this early retirement offer, the Company recorded a restructuring charge of $3.9 million in the fourth quarter of fiscal 2001 primarily related to continued medical benefits and supplemental retirement benefits. The retirement benefit portion of the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans, and will be funded as part of the requirements of those entire plans.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility Exit Cost and Severance Accruals

      The following table describes the activity in the balance sheet accounts affected by the severance and other facility exit costs (millions of dollars):

		Severance
	January 31,	and Other		Cash Payments and
	2003	Restructuring		Foreign Currency	January 31, 2004
	Accrual	Charges	Reclassification	Impact	Accrual

Facility exit costs	$12.6	$0.9	$(7.5)	$(4.3)	$1.7
Severance	4.0	0.6	—	(3.6)	1.0

	$16.6	$1.5	$(7.5)	$(7.9)	$2.7

      Of the facility exit costs accrued as of January 31, 2003, $7.5 million relates to lease termination costs which were reclassified to liabilities subject to compromise and ultimately discharged under the Plan of Reorganization upon emergence from Chapter 11.

(15)	Commitments and Contingencies

Matters Related to Restatement of Financial Statements

      On February 19, 2002, the Company issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods (the “10-K/ A”), and for the fiscal quarter ended April 30, 2001 (the “10-Q/ A”). The restatement was the result of failure by the Company to properly apply certain accounting standards generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified. The Securities and Exchange Commission (the “SEC”) is conducting an investigation into the facts and circumstances giving rise to the restatements. The Company has been and intends to continue cooperating with the SEC. The Company cannot predict the outcome of such an investigation.

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

      Additionally, before the date the Company commenced its Chapter 11 Bankruptcy case, four other putative class actions were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its directors and officers, on behalf of a class of purchasers of Company common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. On May 10, 2002, the plaintiffs filed a consolidated and amended class action complaint seeking damages against the Company’s present and former officers and directors (but not the Company) and KPMG. Pursuant to the Company’s Plan of Reorganization, the Company purchased directors’ and officers’ liability insurance for certain of these current and former directors and officers and agreed to indemnify such individuals against certain liabilities, including those matters described above, up to an aggregate of $10 million in excess of any coverage to or for the benefit of all indemnitees.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On June 13, 2002, the Company filed an adversary complaint and motion for a preliminary injunction in the Bankruptcy Court requesting the Court to stay the class action litigation commenced by the bond purchasers and equity purchasers. Additionally, on July 25, 2002, the Company filed with the Bankruptcy Court a motion to lift the automatic stay in the Chapter 11 Filings to allow the insurance company that provides officer and director liability insurance to the Company to pay the defense costs of the Company’s present and former officers and directors in such litigation. The Bankruptcy Court entered an order permitting the insurance company to pay defense costs incurred by the Company’s present and former officers and directors in the litigation, subject to certain conditions, in increasing amounts up to $800,000 pursuant to further authority in the order. After that order, the Company withdrew its motion for a preliminary injunction. Since the Effective Date of the Plan of Reorganization, the automatic stay no longer applies to the proceeds of the officer and director liability insurance policies which, therefore, have been generally available for defense costs incurred by the individual director and officer insured defendants in the class action and related litigations.

Legal Proceedings

      During the pendency of the Company’s Chapter 11 cases, certain disputes arose between the Company, on one hand, and DESC Automotriz, S.A. de C.V. (“DESC”) and Hayes Wheels Aluminio, S.A. de C.V. (“HW Aluminio”) on the other, relating to the Company’s 40% joint venture interest in Hayes Wheels de Mexico, S.A. de C.V., a Mexican corporation manufacturing aluminum and steel wheels (“HW de Mexico”). In connection with these disputes DESC and HW Aluminio asserted administrative expense claims against the Company in an amount not less than $20.6 million relating to allegedly improper actions taken by the Company with respect to HW de Mexico during the Chapter 11 cases. On January 15, 2004, the Company purchased certain assets from HW Aluminio and sold its 40% interest in HW de Mexico to DESC. As a part of this transaction, the parties agreed to dismiss and withdraw all litigation between themselves. All pleadings necessary to dismiss and withdraw such matters have been filed with and approved by the necessary courts.

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

      The Company is the defendant in a patent infringement matter filed in 1997 in the United States District Court, Eastern District of Michigan. Lacks Incorporated (“Lacks”) alleged that the Company infringed on three patents held by Lacks relating to chrome-plated plastic cladding for steel wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001, the special master issued a report finding the Lacks’ third patent was invalid and recommending that Lacks’ remaining claims be dismissed, the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. In addition to the Company’s defenses in the lawsuit, the Company has certain rights of indemnification against a co-defendant in the matter that supplied the allegedly infringing product to the Company. In July 2003, Lacks filed an administrative claim in the Bankruptcy Court for $12 million relating to the alleged patent infringement.

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

      In the ordinary course of its business, the Company is a party to other judicial and administrative proceedings involving its operations and products, which may include allegations as to employment practices and manufacturing quality, design and safety. The Company carries insurance coverage in such amounts in excess of its self-insured retention as management believes to be reasonable under the circumstances and which may or may not cover any or all of the Company’s liabilities in respect of claims and lawsuits. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance rights under indemnification agreements and established reserves for uninsured liabilities), management believes that the outcome of these proceedings will not have a material adverse effect on the financial condition or ongoing results of operations of the Company.

Leases

      The Company leases certain production facilities and equipment under various agreements expiring from 2004 to 2008 and later years. The following is a schedule of future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2004 (millions of dollars):

Year Ending January 31:	Capital	Operating

2005	$5.0	$13.1
2006	4.7	7.3
2007	1.5	4.3
2008	5.8	1.4
2009 and later years	—	1.0

Total minimum payments required	$17.0	$27.1

Less amount representing interest	(0.8)

Present value of net minimum capital lease payments	16.2
Less current installments of obligations under capital leases	(4.3)

Obligations under capital leases, excluding current installments	$11.9

      Rent expense was $14.0 million, $1.2 million, $28.1 million and $31.0 million for the eight months ended January 31, 2004, the four months ended May 31, 2004, and the years ended January 31, 2003 and 2002, respectively.

(16)     Investments in Joint Ventures

      As a result of the HLI Jantas transaction and the purchase of a cast aluminum wheel plant located in Chihuahua, Mexico as discussed in Note (4), the Company no longer holds any significant investments in joint ventures as of January 31, 2004.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2002, the Company sold its 49% interest in a Portuguese fabricated wheel joint venture for cash proceeds of $1.4 million. In connection with the sale, the Company recognized a gain of $0.4 million, which is included in Other income, net, on the accompanying consolidated statement of operations. In the second quarter of fiscal 2001, the Company recorded a $3.8 million loss on investment in joint venture to write off its investment in its Mexican joint venture, which had incurred and expects to continue to incur significant operating losses. During the fourth quarter of fiscal 2001, the Company sold its tire and wheel assembly joint venture for cash proceeds of $11.0 million. In connection with the sale, the Company recognized a loss of $7.8 million, which is included in Other income, net, on the accompanying consolidated statement of operations.

(17)     Long Term Incentive Plan

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

      On July 28, 2003, the Company granted 1,887,162 stock options and 1,258,107 restricted stock units to certain employees and officers, and 65,455 options and 43,637 restricted stock units to non-employee members of the Company’s Board of Directors. The weighted average exercise price of the stock options was $13.93 per share, which was equal to the fair value on the date of grant. The stock options granted to certain employees and officers of the Company vest 25% per year over a four year period. The restricted stock units granted to certain employees and officers of the Company vest one third after three years and the remaining two thirds after four years. The stock options and restricted stock units granted to the non-employee directors vest over a two year period. At January 31, 2004, the Company had 619,936 shares available for award.

      Stock option activity under the Long Term Incentive Plan is as follows:

	January 31, 2004

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding beginning of year	—	—
Awarded	1,982,906	$13.97
Forfeited	(114,141)	$13.93
Exercised	—	—

Outstanding at end of year	1,868,765	$13.98

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at January 31, 2004:

		Weighted	Weighted
	Number of	Average	Average
Range of Exercise Price	Shares	Remaining Life	Exercise Price

$13.93 - $18.93	1,868,765	9.49 years	$13.98

      As a result of issuing the restricted stock units discussed above and the restricted stock units issued under the CERP (see Note (1)), the Company will recognize compensation expense of $23.1 million in results of operations over the respective vesting periods. During the eight months ended January 31, 2004, the Company recognized $4.1 million of compensation expense related to such restricted stock units.

      At January 31, 2004, Series A Warrants to purchase 957,447 shares of common stock were outstanding. Each Series A Warrant allows the holder thereof to acquire one share of common stock for a purchase price of $25.83. The warrants are exercisable from June 3, 2003 through June 3, 2006. At January 31, 2004, Series B Warrants to purchase 957,447 shares of common stock were outstanding. Each Series B Warrant allows the holder thereof to acquire one share of common stock for a purchase price of $25.83. The warrants are exercisable from June 3, 2003 through June 3, 2008.

(18)	Segment Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” directs companies to use the “management approach” for segment reporting. This approach reflects management’s organization of business segments and is consistent with how the Company and its key decision-makers assess operating performance, make operating decisions and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the Company’s Board of Directors. The statement requires disclosures for each segment that are similar to those previously required and geographic data by country.

      The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car and light vehicle markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture wheel and brake products for commercial highway and aftermarket customers in North America. The Other segment also includes financial results related to the corporate office and elimination of certain intercompany activities.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in Note (2). The Company evaluates the performance of its operating segments based primarily on sales, operating profit and cash flow.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues and other financial information by business segment (millions of dollars):

	Successor	Predecessor

	Eight	Four
	Months	Months	Year	Year
	Ended	Ended	Ended	Ended
	January 31,	May 31,	January 31,	January 31,
	2004	2003	2003	2002

Revenues:
Automotive Wheels	$825.3	$403.5	$1,168.8	$1,232.8
Components	460.2	248.1	737.7	657.9
Other	81.1	38.2	95.1	148.4

Total	$1,366.6	$689.8	$2,001.6	$2,039.1

Earnings (loss) from operations:
Automotive Wheels	$30.0	$27.5	$32.5	$(113.2)
Components	(0.1)	9.5	25.1	(53.6)
Other	(18.4)	13.5	(57.9)	(43.8)

Total	$11.5	$50.5	$(0.3)	$(210.6)

Depreciation and amortization:
Automotive Wheels	$63.6	$25.4	$76.8	$90.4
Components	40.0	18.2	46.1	53.2
Other	7.5	2.8	9.1	12.8

Total	$111.1	$46.4	$132.0	$156.4

Capital expenditures:
Automotive Wheels	$51.9	$13.5	$52.7	$84.5
Components	44.0	11.2	49.4	54.6
Other	10.8	1.6	4.7	7.9

Total	$106.7	$26.3	$106.8	$147.0

Extraordinary gain on debt discharge:
Automotive Wheels	$—	$81.1	$—	$—
Components	—	58.3	—	—
Other	—	937.3	—	—

Total	$—	$1,076.7	$—	$—

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents certain balance sheet information by business segment (millions of dollars):

	Successor	Predecessor

	January 31,	January 31,
	2004	2003

Total assets:
Automotive Wheels	$1,490.6	$1,049.0
Components	541.3	546.4
Other	264.7	251.2

Total	$2,296.6	$1,846.6

Goodwill:
Automotive Wheels	$416.2	$189.6
Components	—	—
Other	—	1.7

Total	$416.2	$191.3

      The following table presents revenues for each of the geographic areas in which the Company operates (millions of dollars):

	Successor	Predecessor

	Eight	Four
	Months	Months	Year	Year
	Ended	Ended	Ended	Ended
	January 31,	May 31,	January 31,	January 31,
	2004	2003	2003	2002

Revenues:
North America	$736.9	$410.4	$1,256.0	$1,253.6
Europe and other	629.7	279.4	745.6	785.5

Total	$1,366.6	$689.8	$2,001.6	$2,039.1

      The following table presents net property, plant and equipment for each of the geographic areas in which the Company operates (millions of dollars):

	Successor	Predecessor

	January 31,	January 31,
	2004	2003

Net property, plant & equipment:
North America	$427.1	$535.7
Europe and other	539.4	415.5

Total	$966.5	$951.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Concentration

      Approximately 50% of the Company’s revenues are from three automotive manufacturers and their subsidiaries. The following is a summary of the percentage of revenues from these major customers on a worldwide basis:

	Successor	Predecessor

	Eight	Four
	Months	Months	Year	Year
	Ended	Ended	Ended	Ended
	January 31,	May 31,	January 31,	January 31,
	2004	2003	2003	2002

Ford Motor Company	26.3%	15.8%	22.8%	19.8%
DaimlerChrysler	19.5%	8.2%	17.3%	19.5%
General Motors Corporation	15.1%	3.6%	12.0%	14.3%

(19)     Selected Quarterly Financial Data (Unaudited)

      The following represents selected quarterly financial data for the Company (millions of dollars, except per share amounts):

	Successor			Predecessor

	Quarter	Quarter	Two Months	One Month	Quarter
	Ended	Ended	Ended	Ended	Ended
	January 31,	October 31,	July 31,	May 31,	April 30,
	2004	2003	2003	2003	2003

Net sales	$507.4	$530.9	$328.3	$174.5	$515.3
Gross profit	42.1	69.3	29.4	26.7	51.7
Earnings (loss) before extraordinary gain on debt discharge	(27.3)	(10.0)	(9.2)	(11.2)	(22.6)
Extraordinary gain on debt discharge	—	—	—	1,076.7	—
Net income (loss)	(27.3)	(10.0)	(9.2)	1,065.5	(22.6)
Basic and diluted net loss per share	$(0.91)	$(0.33)	$(0.31)
Goodwill(1)	$416.2	$388.8	$392.9		$193.4

(1)	As of January 31, 2004, October 31, 2003 and July 31, 2003, all of the Company’s goodwill was recorded in its Automotive wheels segment.

	Predecessor

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Total
	January 31,	October 31,	July 31,	April 30,	Fiscal
	2003	2002	2002	2002(2)	2002

Net sales	$475.5	$535.4	$504.0	$486.7	$2,001.6
Gross profit	54.1	70.2	38.3	45.1	207.7
Earnings (loss) before cumulative effect of change in accounting principle	(22.8)	3.7	(28.0)	(33.0)	(80.1)
Cumulative effect of change in accounting principle	—	—	—	554.4	554.4
Net income (loss)	$(22.8)	$3.7	$(28.0)	$(587.4)	$(634.5)

(2)	Includes $554.4 million charge for the cumulative effect of the adoption of SFAS No. 142.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)     Subsequent Events

Closure of Howell, Michigan Facility

      On April 1, 2004, the Company announced the closure of its Howell, Michigan manufacturing facility. As part of management’s on-going rationalization initiatives, the decision to close the Howell facility was based on improving capacity utilization and overall efficiency of the Company. Production of the aluminum wheels manufactured at the facility will be transferred to other manufacturing facilities in the United States. The Company anticipates that it will incur and recognize restructuring and other closure costs of approximately $8 million to $10 million during fiscal 2004 and 2005, primarily related to lease termination, plant closing costs and maintenance subsequent to the shutdown date.

      During the fourth quarter of fiscal 2003, the Company estimated that the future undiscounted cash flows from the Howell facility would not be sufficient to recover the carrying value of its investment in machinery, equipment and tooling. Accordingly, the Company recognized an asset impairment loss of $8.8 million in the fourth quarter of fiscal 2003 (see Note (14)).

Common Stock Offering

      On February 11, 2004, the Company closed on a primary offering of 7,720,970 shares of common stock, and a secondary offering of 2 million shares of its common stock. The Company used the net proceeds of approximately $118.6 million that it received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding New Senior Notes on March 12, 2004, to prepay $16.0 million, plus accrued and unpaid interest thereon, of its New Term Loan on February 12, 2004, and for general corporate purposes. In connection with the redemption of the New Senior Notes, the Company will record an approximate $11.8 million loss on early extinguishment of debt, including recognition of deferred debt issuance costs and original issue discount, in the first quarter of fiscal 2004.

(21)	Condensed Consolidating Financial Statements

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Eight Months Ended January 31, 2004

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(millions of dollars)
Net sales	$—	$2.6	$710.6	$682.6	$(29.2)	$1,366.6
Cost of goods sold	—	20.8	653.2	581.0	(29.2)	1,225.8

Gross profit (loss)	$—	$(18.2)	$57.4	$101.6	$—	$140.8
Marketing, general and administration	—	1.5	56.2	38.5	—	96.2
Amortization of intangibles assets	—	0.6	1.3	6.6	—	8.5
Equity in (earnings) losses of joint ventures and subsidiaries	47.6	—	1.1	—	(48.7)	—
Asset impairments and other restructuring charges			28.4	0.5		28.9
Other expense(income), net	—	(2.7)	(2.4)	0.8	—	(4.3)

Earnings (loss) from operations	(47.6)	(17.6)	(27.2)	55.2	48.7	11.5
Interest (income) expense, net	(1.1)	(0.6)	24.6	19.2	—	42.1
Other non-operating expense	—	0.5	—	0.6	—	1.1

Earnings (loss) before taxes on income and minority interest	(46.5)	(17.5)	(51.8)	35.4	48.7	(31.7)
Income tax provision (benefit)	—	—	1.0	9.9	—	10.9

Earnings (loss) before minority interest	(46.5)	(17.5)	(52.8)	25.5	48.7	(42.6)
Minority interest	—	—	—	3.9	—	3.9

Net income (loss)	(46.5)	(17.5)	(52.8)	21.6	48.7	(46.5)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

PREDECESSOR COMPANY

For the Four Months Ended May 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$61.0	$330.3	$307.0	$(8.5)	$689.8
Cost of goods sold	61.3	297.6	260.9	(8.5)	611.3

Gross profit (loss)	(0.3)	32.7	46.1	—	78.5
Marketing, general and administration	5.5	19.1	18.5	(1.5)	41.6
Amortization of intangibles assets	0.1	0.8	0.7	—	1.6
Equity in (earnings) losses of subsidiaries	(132.1)	(7.9)	(0.1)	140.1	—
Asset impairments and other restructuring charges	0.3	4.9	1.2	—	6.4
Other expense (income), net	(0.4)	(2.2)	(1.7)	0.8	(3.5)
Frest start accounting adjustments	—	253.4	(316.5)	—	(63.1)
Reorganization items	13.3	31.7	—	—	45.0

Earnings (loss) from operations	113.0	(267.1)	344.0	(139.4)	50.5
Interest expense, net	2.8	16.4	3.5	—	22.7

Earnings (loss) before taxes on income, minority interest, and extraordinary gain on debt discharge	110.2	(283.5)	340.5	(139.4)	27.8
Income tax provision (benefit)	(0.3)	7.4	53.2	—	60.3

Earnings (loss) before minority interest and extraordinary gain on debt discharge	110.5	(290.9)	287.3	(139.4)	(32.5)
Minority interest	—	—	1.2	—	1.2

Earnings (loss) before extraordinary gain on debt discharge	110.5	(290.9)	286.1	(139.4)	(33.7)
Extraordinary gain on debt discharge	(932.5)	(142.9)	(1.3)	—	(1,076.7)

Net income (loss)	$1,043.0	$(148.0)	$287.4	$(139.4)	$1,043.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$234.9	$979.5	$818.0	$(30.8)	$2,001.6
Cost of goods sold	233.8	902.6	688.3	(30.8)	1,793.9

Gross profit	1.1	76.9	129.7	—	207.7
Marketing, general and administration	24.2	53.7	45.6	—	123.5
Amortization of intangibles assets	—	2.3	1.0	—	3.3
Equity in (earnings) losses of subsidiaries	560.8	(13.5)	(2.2)	(545.1)	—
Asset impairments and other restructuring charges	6.0	33.2	4.3	—	43.5
Other expense (income), net	6.3	(6.2)	(6.9)	—	(6.8)
Reorganization items	35.9	8.6	—	—	44.5

Earnings (loss) from operations	(632.1)	(1.2)	87.9	545.1	(0.3)
Interest expense, net	9.1	41.4	22.2	—	72.7

Earnings (loss) before taxes on income, minority interest, and cumulative effect of change in accounting principle	(641.2)	(42.6)	65.7	545.1	(73.0)
Income tax provision (benefit)	(29.4)	2.0	31.0	—	3.6

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	(611.8)	(44.6)	34.7	545.1	(76.6)
Minority interest	—	—	3.5	—	3.5

Earnings (loss) before cumulative effect of change in accounting principle	(611.8)	(44.6)	31.2	545.1	(80.1)
Cumulative effect of change in accounting principle, net of tax	22.7	498.5	33.2	—	554.4

Net income (loss)	$(634.5)	$(543.1)	$(2.0)	$545.1	$(634.5)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$252.5	$1,009.3	$787.0	$(9.7)	$2,039.1
Cost of goods sold	239.3	1,009.9	667.9	(9.7)	1,907.4

Gross profit	13.2	(0.6)	119.1	—	131.7
Marketing, general and administration	19.4	51.5	51.4	—	122.3
Amortization of intangibles assets	1.2	18.4	6.8	—	26.4
Equity in (earnings) losses of joint ventures and subsidiaries	273.0	61.1	(0.1)	(333.1)	0.9
Asset impairments and other restructuring charges	9.9	107.8	23.9	—	141.6
Loss on investment in joint venture	3.8	—	—	—	3.8
Other expense (income), net	(0.9)	(0.5)	0.9	—	(0.5)
Reorganization items	47.8	—	—	—	47.8

Earnings (loss) from operations	(341.0)	(238.9)	36.2	333.1	(210.6)
Interest expense, net	59.3	86.9	29.0	—	175.2
Gain on early extinguishment of debt	(4.2)	—	—	—	(4.2)

Earnings (loss) before taxes on income and minority interest	(396.1)	(325.8)	7.2	333.1	(381.6)
Income tax provision	0.6	2.4	8.8	—	11.8

Earnings (loss) before minority interest	(396.7)	(328.2)	(1.6)	333.1	(393.4)
Minority interest	—	—	3.3	—	3.3

Net income (loss)	$(396.7)	$(328.2)	$(4.9)	$333.1	$(396.7)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 31, 2004

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)
Cash and cash equivalents	$—	$(3.2)	$(0.6)	$52.3	$—	$48.5
Receivables	—	1.2	132.0	191.2	—	324.4
Inventories	—	5.7	86.5	97.1	—	189.3
Prepaid expenses and other	—	6.8	8.9	13.3	—	29.0

Total current assets	—	10.5	226.8	353.9	—	591.2
Net property, plant and equipment	—	36.6	355.5	574.4	—	966.5
Goodwill and other assets	604.1	1,290.7	83.3	618.9	(1,858.1)	738.9

Total assets	$604.1	$1,337.8	$665.6	$1,547.2	$(1,858.1)	$2,296.6

Bank borrowings and other notes	$—	$—	$—	$14.2	$—	$14.2
Current portion of long-term debt	—	4.5	—	6.8	—	11.3
Accounts payable and accrued liabilities	—	83.3	82.7	188.4	—	354.4

Total current liabilities	—	87.8	82.7	209.4	—	379.9
Long-term debt, net of current portion	—	714.3	8.4	29.7	—	752.4
Deferred tax liabilities	—	—	—	98.5	—	98.5
Pension and other long-term liabilities	—	263.1	0.4	164.5	—	428.0
Series A warrants and Series B warrants	8.2	—	—	—	—	8.2
Redeemable preferred stock of subsidiaries	—	10.5	—	—	—	10.5
Minority interest	—	—	—	23.2	—	23.2
Parents loans	—	(293.3)	(24.5)	315.4	2.4	—
Common stock	0.3	—	—	—	—	0.3
Additional paid-in capital	548.2	540.9	652.3	626.6	(1,819.8)	548.2
Retained earnings (accumulated deficit)	(46.5)	(16.8)	(53.5)	21.6	48.7	(46.5)
Accumulated other comprehensive income (loss)	93.9	31.3	(0.2)	58.3	(89.4)	93.9

Total stockholders’ equity	595.9	555.4	598.6	706.5	(1,860.5)	595.9

Total liabilities and stockholders’ equity	$604.1	$1,337.8	$665.6	$1,547.2	$(1,858.1)	$2,296.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$13.3	$—	$52.8	$—	$66.1
Receivables	29.9	98.9	147.8	—	276.6
Inventories	26.1	72.2	78.3	—	176.6
Prepaid expenses and other	4.9	20.7	6.9	—	32.5

Total current assets	74.2	191.8	285.8	—	551.8
Net property, plant and equipment	111.5	393.2	446.5	—	951.2
Goodwill and other assets	378.5	172.4	269.3	(476.6)	343.6

Total assets	$564.2	$757.4	$1,001.6	$(476.6)	$1,846.6

DIP facility	$49.9	$—	$—		$49.9
Bank borrowings and other notes	—	2.0	13.8	—	15.8
Current portion of long-term debt	—	—	40.1	—	40.1
Accounts payable and accrued liabilities	58.9	59.1	172.0	(21.3)	268.7

Total current liabilities	108.8	61.1	225.9	(21.3)	374.5
Long-term debt, net of current portion	—	—	61.9	—	61.9
Deferred tax liabilities	1.0	4.5	47.7	—	53.2
Pension and other long-term liabilities	105.2	47.2	128.8	—	281.2
Minority interest	—	—	16.4	—	16.4
Parents loans	(598.2)	411.3	186.9	—	—
Liabilities subject to compromise	2,021.8	110.5	1.5	—	2,133.8
Common stock	0.3	—	—	—	0.3
Additional paid-in capital	235.1	1,144.9	328.3	(1,473.2)	235.1
Common stock in treasury at cost	(25.7)	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(1,176.9)	(951.9)	67.8	884.1	(1,176.9)
Accumulated other comprehensive loss	(107.2)	(70.2)	(63.6)	133.8	(107.2)

Total stockholders’ equity (deficit)	(1,074.4)	122.8	332.5	(455.3)	(1,074.4)

Total liabilities and stockholders’ equity (deficit)	$564.2	$757.4	$1,001.6	$(476.6)	$1,846.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Eight Months Ended January 31, 2004

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)
Cash flows provided by (used for) operating activities	$(47.6)	$(26.1)	$33.1	$124.5	$—	$83.9

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	—	(7.7)	(47.6)	(51.4)	—	(106.7)
Proceeds from sale of non-core businesses	—	1.1	0.5	3.1	—	4.7
Purchase of businesses	—	—	—	(19.8)	—	(19.8)

Cash used for investing activities	—	(6.6)	(47.1)	(68.1)	—	(121.8)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	—	(16.0)	—	(16.0)
Repayment of bank borrowings, revolving facility, and long term debt	—	(2.2)	—	(81.7)	—	(83.9)

Cash used for financing activities	—	(2.2)	—	(97.7)	—	(99.9)
Increase (decrease) in parent loans and advances	47.6	(76.3)	13.7	15.0	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	7.2	—	7.2

Net increase (decrease) in cash and cash equivalents	—	(111.2)	(0.3)	(19.1)	—	(130.6)
Cash and cash equivalents at beginning of period	—	108.0	(0.3)	71.4	—	179.1

Cash and cash equivalents at end of period	$—	$(3.2)	$(0.6)	$52.3	$—	$48.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Predecessor Company

For the Four Months ended May 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$(7.5)	$14.7	$23.9	$—	$31.1

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(24.9)	(15.4)	(9.6)	—	(49.9)
Proceeds from sale of non-core businesses	—	0.5	0.3	—	0.8

Cash used for investing activities	(24.9)	(14.9)	(9.3)	—	(49.1)

Cash flows from financing activities:
Changes in bank borrowings, credit facilities, DIP facility and other notes	(59.7)	(2.0)	—	—	(61.7)
Proceeds from debt issuance	678.9	—	—	—	678.9
Prepetition lenders’ payment	(477.3)	—	—	—	(477.3)
Payment to holders of Old Senior Notes	(13.0)	—	—	—	(13.0)

Cash provided by (used for) financing activities	128.9	(2.0)	—	—	126.9
Increase (decrease) in parent loans and advances	(1.9)	2.2	(0.3)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	4.1	—	4.1

Net increase (decrease) in cash and cash equivalents	94.6	—	18.4	—	113.0
Cash and cash equivalents at beginning of period	13.3	—	52.8	—	66.1

Cash and cash equivalents at end of period	$107.9	$—	$71.2	$—	$179.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$(8.2)	$9.9	$104.0	$—	$105.7

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(12.2)	(49.0)	(45.6)	—	(106.8)
Proceeds from sale of non-core businesses	—	(1.2)	3.6	—	2.4

Cash used for investing activities	(12.2)	(50.2)	(42.0)	—	(104.4)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	48.9	1.0	(35.4)	—	14.5

Cash provided by (used for) financing activities	48.9	1.0	(35.4)	—	14.5
Increase (decrease) in parent loans and advances	(26.5)	38.9	(12.4)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	5.1	—	5.1

Net increase (decrease) in cash and cash equivalents	2.0	(0.4)	19.3	—	20.9
Cash and cash equivalents at beginning of period	11.3	0.4	33.5	—	45.2

Cash and cash equivalents at end of period	$13.3	$—	$52.8	$—	$66.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows provided by (used for) operating activities	$76.1	$(171.8)	$93.8	$—	$(1.9)

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(8.5)	(60.2)	(78.3)	—	(147.0)
Proceeds from sale of non-core businesses	9.5	—	11.0	—	20.5

Cash provided by (used for) investing activities	1.0	(60.2)	(67.3)	—	(126.5)

Cash flows from financing activities:
Increase in bank borrowings, revolving facility, and DIP facility	245.4	(0.5)	(5.4)	—	239.5
Proceeds from refinancing, net of related fees	435.4	—	—	—	435.4
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	(370.9)	—	(47.0)	—	(417.9)
Net proceeds (payments) on accounts receivable securitization	43.0	(114.6)	—	—	(71.6)
Capital contribution	(25.0)	(19.0)	44.0	—	—
Fees to amend Credit Agreement and DIP facility	(10.6)	—	—	—	(10.6)

Cash provided by (used for) financing activities	317.3	(134.1)	(8.4)	—	174.8

Increase (decrease) in parent loans and advances	(363.8)	364.4	(0.6)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(1.2)	—	(1.2)

Net increase (decrease) in cash and cash equivalents	30.6	(1.7)	16.3	—	45.2
Cash and cash equivalents at beginning of period	(19.3)	2.5	16.8	—	—

Cash and cash equivalents at end of period	$11.3	$0.8	$33.1	$—	$45.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses	Deductions	of Year

	(Millions of dollars)
Year ended January 31, 2004
Allowance for doubtful accounts	$7.2	0.8	(1.4)	$6.6
Year ended January 31, 2003
Allowance for doubtful accounts	$5.9	2.1	(0.8)	$7.2
Year ended January 31, 2002
Allowance for doubtful accounts	$8.5	7.7	(10.3)	$5.9

EXHIBIT INDEX

Exhibit No.	Description

10.8	Amendment No. 2 and Waiver to Credit Agreement, dated as of February 6, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent.*
12	Computation of Ratio of Earnings to Fixed Charges.*
14	Code of Ethics.*
18	Preferability Letter of KPMG LLP.*
21	Subsidiaries of the Company.*
23	Consent of KPMG LLP.*
24	Powers of Attorney.*
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*