Form 10-K
period 2005-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2005-04-19
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended January 31, 2005
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
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court.     Yes ☑          No ☐
      The aggregate market value of the registrant’s common stock held by non-affiliates was $483.5 million based on the reported last sale price of common stock on July 31, 2004, which is the last business day of the registrant’s most recently completed second fiscal quarter.
      The number of shares of Common Stock outstanding as of April 15, 2005 was 37,865,962 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	Form 10-K Part

Portions of the Registrant’s notice of annual meeting of shareholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of January 31, 2005	Part III

HAYES LEMMERZ INTERNATIONAL, INC.
FORM 10-K ANNUAL REPORT
FORWARD-LOOKING STATEMENTS
      Unless otherwise indicated, references to the “Company” mean Hayes Lemmerz International, Inc., and its subsidiaries, and references to a fiscal year means the Company’s year commencing on February 1 of that year and ending January 31 of the following year (e.g., fiscal 2004 means the period beginning February 1, 2004, and ending January 31, 2005). This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding the prospects of the Company’s industry and the Company’s prospects, plans, financial position and business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe,” or “continue,” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that these expectations will prove to be correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-

looking statements speak only as of the date of this Annual Report on Form 10-K. The Company will not update these statements unless the securities laws require the Company to do so. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Annual Report on Form 10-K, including in conjunction with the forward-looking statements included in this Annual Report on Form 10-K including, but not limited to:

•	Decreased demand in the automotive industry

•	Changes in the automotive industry, including increased consolidation and cost reduction

•	Pricing pressure from the Company’s customers

•	Cyclical nature of the automotive industry

•	Competition in the automotive supply industry, including from low cost sources

•	Dependence on major customers and the competitive position and financial condition of these customers

•	Increased cost of supplies or raw materials, such as steel, aluminum, and energy

•	Unexpected production interruptions

•	Dependence on key personnel

•	Exposure to product liability and warranty claims and other legal proceedings

•	Pending SEC investigation

•	Failure to achieve and maintain effective internal controls

•	Technical or operational difficulties during the implementation of the Company’s new information systems

•	Protection of the Company’s intellectual property and potential infringement upon rights of others

•	Effects of the Company’s substantial level of debt on its operations

•	The Company’s inability to take certain actions due to restrictions in its debt agreements

•	The Company’s ability to implement operational improvements

•	The Company’s ability to execute its strategic plans

•	The Company’s ability to successfully launch new products

•	Technological or regulatory changes that could render the Company’s products obsolete

•	Effects of political, regulatory, and legal conditions on the Company’s international operations

•	The Company’s and its customers’ relations with employees

•	Exposure to variable interest rates and foreign currency fluctuations

•	Exposure to environmental liabilities

•	Incurrence of asset impairment and other restructuring charges

•	Lack of comparable financial data due to the adoption of fresh-start accounting

•	Global financial and economic instability.

PART I

Item 1.	Business
General
      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries, and references to fiscal year means the Company’s year commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005, “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004, and “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003).
      The Company is a leading supplier of wheels, wheel-end attachments, aluminum structural components, and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. In addition, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, powertrain components, and aluminum non-structural components for the automotive, commercial highway, heating, and general equipment industries.
Business Overview
      Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is also a leading provider of steel wheels for the commercial highway market. The Company is a leading supplier in the market for suspension, brake, and powertrain components. The Company has a global footprint with 42 facilities and one joint venture located in 14 countries around the world. The Company sells its products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks as well as commercial highway vehicle customers throughout the world. The Company’s products are presently on seven of the top ten selling platforms for passenger cars in the United States and ten of the top ten selling platforms for passenger cars in Europe. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities, and engineering/ technical centers.
      In fiscal 2004, the Company had sales of $2.2 billion, with approximately 51% of the Company’s net sales for that period derived from international markets. In fiscal 2003, the Company had net sales of $2.1 billion, with approximately 48% of the Company’s net sales for that period derived from international markets. The Company had earnings from operations in fiscal 2004 of $21.7 million, and in fiscal 2003 of $62.0 million (which includes the impact of certain gains and expenses related to its emergence from Chapter 11 proceedings).
      On December 5, 2001, Hayes Lemmerz International, Inc. (“Old Hayes”), 30 of the Company’s wholly owned domestic subsidiaries, and one of the Company’s wholly owned Mexican subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court in the District of Delaware (the “Bankruptcy Court”). On May 12, 2003, the Bankruptcy Court confirmed the Company’s modified first amended joint plan of reorganization (the “Plan of Reorganization”). Under the Plan of Reorganization, HLI Holding Company, Inc. (“Holdco”) was formed as a new holding company with no business operations and no assets or liabilities, other than immaterial amounts in connection with its formation.
      On June 3, 2003 (the “Effective Date”), the Company emerged from bankruptcy and, under the Plan of Reorganization, Old Hayes was merged with and into HLI Operating Company, Inc. (“HLI”), an indirect subsidiary of Holdco, with HLI continuing as the surviving corporation. As a result of the merger, all of the assets and businesses of Old Hayes are now owned and operated by HLI. Immediately following the merger, Holdco was renamed Hayes Lemmerz International, Inc. (“Hayes”). All of HLI’s common stock is held by HLI Parent Company, Inc. (“HLI Parent Co.”), which is wholly owned by Hayes. Hayes and HLI Parent Co. remain holding companies that do not conduct any business operations. For further discussion of the

Company’s emergence from Chapter 11, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business, Chapter 11 Filings and Emergence from Chapter 11.”
      As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the year ending January 31, 2005 and the eight months ended January 31, 2004 are presented as the “Successor” periods and the pre-emergence financial results of the Company for the four months ended May 31, 2003 and the year ended January 31, 2003 are presented as the “Predecessor” periods. Comparative financial statements do not straddle the Effective Date because, in effect, the Successor Company represents a new entity.
Industry Trends
      The Company believes there are a number of important trends in the automotive parts industry from which the Company has benefited in the past and is well positioned to benefit from in the future. These trends include:
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
      Growing Demand for Full Service Suppliers. Automotive OEMs are increasingly outsourcing a greater number of vehicle components to their suppliers and increasingly require that their suppliers have the capabilities to design and engineer the components they manufacture for the OEMs to allow the OEMs to focus on overall vehicle design, development, and marketing. The Company believes automotive OEMs are awarding new business to those suppliers that support the full range of design and engineering services required to provide high quality, technologically advanced products under shortened product development timetables.
      Increasing Use of Aluminum in Vehicles. Automotive OEMs are focused on increasing the fuel efficiency of vehicles while maintaining safety and comfort. Light metals such as aluminum provide automotive OEMs with a way to materially reduce the overall weight of the vehicle and improve fuel efficiencies. Aluminum penetration in the North American wheel market has grown as automotive OEMs have recognized both the weight efficiencies of aluminum and its favorable design characteristics. Aluminum wheel penetration in Europe is lower than in the United States and the Company expects it to continue to grow as the European market looks to both improve fuel efficiency and provide design differentiation.
      Decreasing Dependence on Ford, DaimlerChrysler, and General Motors. The Company derived approximately 44% and 50% of fiscal 2004 and 2003 net sales, respectively, on a worldwide basis from Ford, DaimlerChrysler, and General Motors and their subsidiaries. The Company’s sales levels and margins could be adversely affected as a result of pricing pressures caused by new competitors in low-cost foreign markets such as China. These factors led to selective resourcing of future business by these customers to foreign competitors in 2003. Additionally, these customers have been experiencing decreasing market share in North America, which could result in lower sales volumes for the Company. The Company’s net sales are continually affected by pressure from its major customers to reduce prices. The Company’s emphasis on reduction of production costs, increased productivity and improvement of production facilities has enabled the Company to respond to this pressure. However, there is no guarantee that the Company will be successful at this in the future.

Competitive Strengths
      The Company believes that the following competitive strengths are instrumental to its success:
      Leading Market Positions across Products and Markets. The Company is a leading supplier of automotive wheels used by OEMs in North America and in Europe. The Company is also a leading supplier of lightweight aluminum suspension, powertrain, and brake components.
      Diversified Base of Business. The Company’s competitive position in the market and opportunities for growth are driven by a diversified base of business that capitalizes on the following competitive advantages:

•	Global Presence — The Company is a leading producer of aluminum and steel wheels, with 42 manufacturing and engineering facilities and one joint venture located in 14 countries. The Company believes its manufacturing presence on five continents gives it an important competitive advantage in the global sourcing of wheels by OEM customers. The Company is the only direct supplier to OEMs (referred to as a “Tier 1” supplier) that has significant automotive wheel operations in both the U.S. and Europe. In addition to the Company’s global capabilities in automotive wheels, the Company maintains sales and support centers in Germany and Japan to support business development initiatives for cast aluminum suspension components in Europe and Asia.

•	Broad Customer Base — The Company believes that it supplies almost every major automotive manufacturer in the world and enjoys long-standing relationships with many automotive OEMs such as Ford, DaimlerChrysler, General Motors, Nissan/ Renault, Toyota, Honda, BMW, and Volkswagen. The Company supplies customers on a worldwide basis from facilities in North America, Europe, Asia, Latin America, and South Africa. The Company’s Commercial Highway business supplies customers throughout the world.

•	Diverse Product Portfolio — The Company provides automotive OEM customers with a diverse range of products. The Company believes its substantial product breadth provides a competitive advantage over its competitors who typically focus on a narrower product range in limited geographic markets.
      The Company currently conducts business in three operating segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes cast aluminum wheels and fabricated steel and aluminum wheels. The Components segment includes suspension components, brake components, and powertrain components. The Other segment includes commercial highway products and its aftermarket division.
      Low Cost Producer. To meet the Company’s customers’ demands for the highest quality, lowest cost product delivered globally, the Company has established manufacturing facilities in the Czech Republic, Turkey, Brazil, Mexico, South Africa, Thailand, and India. The ability to produce product at a lower cost, close to the customer, gives the Company an advantage over competitors without its global reach. The Company is in the process of expanding its low pressure aluminum wheel casting capabilities in Thailand and in the Czech Republic to serve customers in Europe and Asia. In January 2004, the Company acquired a cast aluminum wheel plant located in Chihuahua, Mexico, formerly operated as part of a joint venture in which the Company owned a minority interest. Following the Company’s refurbishment and expansion of the plant, it will serve the North American wheel market utilizing low pressure casting technology. The Company anticipates that most future capacity expansion will be in countries with low production costs.
      Strong OEM Relationships. The Company’s position as a supplier with full-service global manufacturing capabilities has enabled it to create long-standing relationships with its customers, including automotive OEMs such as Ford, DaimlerChrysler, General Motors, Nissan/ Renault, Toyota, Honda, BMW, and Volkswagen as evidenced by its continued new business development. The Company’s strong relationships with automotive OEMs have also allowed it to expand the business globally as its customers have moved into new markets and product niches.
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
      Full Service Capabilities. The Company has full-service capabilities in all of the product segments, including advanced design and engineering, value-added casting processes, and machining, which allow the Company to provide its customers with total product solutions. The Company is recognized for technology and process innovation.
      Leading Position in Lightweight Aluminum Wheels and Components. The Company is a leading supplier of aluminum wheels globally and is positioned for continued growth if the penetration of aluminum in both wheels and automotive components continues to increase in Europe and the rest of the world. The Company believes that its global presence and technological expertise in aluminum have made the Company a leading supplier of aluminum suspension components.
      Experienced Management Team. The Company has an experienced management team with significant automotive and lean manufacturing experience at companies including AlliedSignal, ArvinMeritor, Bosch, Ford, and General Motors. Under this team’s leadership, the Company has significantly improved the operations of its business and positioned its business for continued growth and ongoing financial strength.
Business Strategy
      The Company’s strategy is based on the following:
      Leverage Market Leading Positions and Global Capabilities. The Company believes its leading market positions reflect its reputation for quality and excellence in the global light vehicle and commercial highway markets for wheels and other products, including suspension, powertrain, and brake components. The Company believes it benefits from its leadership position in product and process technologies that support its focus on high value-added content, particularly regarding safety-critical products, such as wheels. The Company’s position as the largest wheel producer combined with global capabilities gives it a strong base to provide maximum value to customers.
      As emerging markets develop their manufacturing capabilities and infrastructure, the demand for vehicles, and the capability to build them locally, increases. The Company believes its facilities in emerging market countries position it well in these local markets both to take advantage of the low costs of production and to supply the local automotive markets as they grow at rates generally expected to be faster than in North America and Europe. For example, the Company’s facility in Thailand produces wheels that are shipped to Japanese OEMs and wheels that are sold in Thailand.
      Expand Low Cost Production Capabilities. To meet the Company’s customers’ demands for the highest quality, lowest cost product delivered globally, the Company has established manufacturing facilities in a number of countries that have low production costs. The Company currently has facilities in the Czech Republic, Turkey, Brazil, Mexico, South Africa, Thailand, and India. The ability to produce product at a lower cost, close to the customer, gives the Company an advantage over competitors without its global reach. Through continued investment in countries with low production costs, the Company intends to continue to enhance its global market position while minimizing its costs. The Company is expanding its low pressure aluminum wheel casting capabilities in Thailand and in the Czech Republic to serve customers in Europe and Asia and expanding the cast aluminum wheel plant it recently acquired in Chihuahua, Mexico so that it will serve the North American wheel market utilizing low pressure casting technology. The Company presently anticipates that most future capacity expansion will be in countries with low production costs.
      Enhance the Company’s Strong Customer Relationships. The Company is focused on continuing to strengthen its customer relationships through increased quality, high levels of customer service, and operational excellence, all of which will allow it to continue to provide a high quality product to customers at a low price. The Company’s management team has created a culture that is focused on providing its customers with high quality service and technical support and this is demonstrated in its continuing ability to obtain new business and expand customer relationships. In addition, the Company actively leverages its strong OEM relationships in Europe to increase its business with transplant OEMs in North America.

      Continue Leadership in New Product Innovation and Process Development. The Company believes that it has a track record of developing product and manufacturing process innovations. For example, the Company recently developed a fabricated steel wheel that is both significantly lighter than a standard steel wheel and significantly less expensive than an aluminum wheel, with styling capabilities similar to an aluminum wheel. The Company is also one of the only suppliers globally using the vacuum riserless casting/pressure riserless casting (“VRC/ PRC”) technology that allows for the casting of complex aluminum structural crossmembers that are lighter and more structurally sound than conventionally cast crossmembers. The Company intends to continue its efforts to develop innovative wheel, brake, and other suspension products and manufacturing processes to better serve customers globally and improve product mix and profit margins.
      Focus on Operational Excellence. The Company continuously implements strategic initiatives designed to improve product quality while reducing manufacturing costs. The Company has implemented a broad range of initiatives that have substantially improved its operating performance. For example, the Company recently completed a project at its Sedalia, Missouri facility in which the Company used Six Sigma methodologies to reduce total scrap rates in certain of its products manufactured there. The Company will continue to focus on opportunities to improve operating income including:

•	further rationalization of manufacturing capacity (for example, the Company recently announced its intention to close its facility in La Mirada, California and transfer production of the aluminum wheels manufactured at this facility to its Huntington, Indiana facility)

•	streamlining of marketing and general and administrative overhead

•	continued implementation of lean manufacturing and Six Sigma initiatives

•	efficient investment in new equipment and technologies and the upgrading of existing equipment

•	continued improvement of the Company’s internal controls and centralization of certain aspects of its accounting and finance functions.
      The Company may be unable to successfully implement its business strategies due to a weakening of the economy, changes in the automotive industry, or other factors, including those listed on page 2.
Products

Cast Aluminum Wheels
      The Company designs, manufactures and distributes a full line of cast aluminum wheels to automotive OEMs in North America, Europe, South America, South Africa, and Asia. The Company manufactures one-piece and two-piece aluminum wheels including wheels with bright finishes such as GemTech® machining, clads, and premium paints. One-piece aluminum wheels accounted for the majority of its fiscal 2004 sales. With the exception of a limited number of cast aluminum wheels manufactured by Toyota and Ford, there is no significant manufacturing of cast aluminum wheels by OEMs.
      North America. The Company designs, manufactures and distributes a full line of cast aluminum wheels to OEMs in North America. The Company is one of the leading suppliers of cast aluminum wheels to automotive OEMs in North America.

Customers. In fiscal 2004, the Company sold the bulk of its North American cast aluminum wheel production to DaimlerChrysler, Ford, and General Motors for use on vehicles produced in North America. The remainder of its North American cast aluminum wheel production was sold to Japanese transplants in the United States. The Company also supplied German OEMs located in North America with wheels imported from overseas.

Competition. The Company’s primary competitor in the North American cast aluminum wheel market is Superior Industries International, Inc. The Company also competes with Amcast Industrial Corp., EnKai, Dicastal, Prime, Alcoa, Inc., and other domestic suppliers operating in the United States.

Manufacturing. The Company currently has four cast aluminum manufacturing facilities in North America, located in Gainesville, Georgia; Huntington, Indiana; La Mirada, California (which the Company intends to close during 2005); and Chihuahua, Mexico. In January 2004, the Company acquired the cast aluminum wheel plant located in Chihuahua, Mexico in which the Company previously held a minority joint venture interest, to serve the North American market. The Company expects to complete an expansion and refurbishment of the Chihuahua and Gainesville facilities in 2005. Those projects are part of its effort to standardize global best practices. Engineering, research, and development for its North American cast aluminum operations are performed at its Northville, Michigan facility.
      Europe. The Company designs, manufactures, and distributes a full line of cast aluminum wheels to OEMs in the passenger car and light truck segments of the European automotive industry. The Company is one of the leading suppliers of cast aluminum wheels to the European market. In Europe, its OEM customers demand a wide variety of styles and sizes of cast aluminum wheels, and the Company maintains substantial capabilities to meet such demand. The Company also maintains direct computer links with several customer locations in Europe to determine customer needs and streamline the design and approval process and reduce product development lead time.

Customers. Substantially all of the Company’s European cast aluminum wheels are sold to BMW, DaimlerChrysler, Fiat, Ford, General Motors, Honda, Nissan/ Renault, Peugeot, Porsche, Renault, Toyota, and Volkswagen.

Competition. Its primary competitors in the European cast aluminum wheel market for passenger cars are Ronal GmbH, Borbet Leichtmetallredes, CMS, and ATS Leichtmetallredes. The European cast aluminum wheel market is more fragmented than that of North America, with numerous producers possessing varying levels of financial resources and market positions. In 2004, the installation rate of cast aluminum wheels in Europe was significantly lower than in North America, and the Company expects demand for aluminum wheels to increase among European consumers and OEMs. Small local manufacturers across the European community may consolidate in the near future. Should such consolidation occur, the Company believes that the number of cast aluminum wheel manufacturers in Europe likely will decline and the remaining producers will increase their market shares. As a result of its position in Europe and its advanced engineering and technology, the Company believes that it is well positioned to capitalize on changes in the European markets.

Manufacturing. The Company has five cast aluminum manufacturing facilities in Europe, which are located in Barcelona, Spain; Dello, Italy; Campiglione, Italy; Hoboken, Belgium; and Ostrava, Czech Republic, as well as a joint venture in Manisa, Turkey. The Company utilizes low pressure casting technologies to manufacture aluminum wheels in its European facilities. Engineering, research, and development for its European cast aluminum wheel operations are performed at its Dello, Italy and Hoboken, Belgium facilities.
      South America, South Africa, and Asia. The Company designs, manufactures, and distributes a full line of cast aluminum wheels to OEMs in South America, South Africa, and Asia. The Company operates a facility in Japan that provides sales, engineering, and service support for the Japanese wheel market.

Customers. The Company’s largest customers for South American cast aluminum wheels are Ford, General Motors, Nisson/ Renault, and Volkswagen. The largest customers for its South African cast aluminum wheels are BMW, DaimlerChrysler, Dotz, and Volkswagen. The largest customers for its Asian cast aluminum wheels are Isuzu, Mitsubishi, Nissan/ Renault, and Toyota.

Competition. The Company’s primary competitors in the South American cast aluminum wheel market for passenger cars are Italmagnesio S.A. and Mangels Industrial S.A. The Company competes in the South African cast aluminum wheel market for passenger cars with Tiger Wheels Limited. Its primary competitor in the Asian cast aluminum wheel market for passenger cars is Enkei International, Inc.

Manufacturing. The Company has one cast aluminum manufacturing facility in South America, which is located near Sao Paulo, Brazil. In South Africa, the Company has one cast aluminum wheel manufacturing facility located near Johannesburg, South Africa. The Company has one cast aluminum wheel manufacturing facility in Asia, which is located near Bangkok, Thailand. Engineering, research, and development for its South American, South African and Asian cast aluminum wheel operations is currently performed at its facilities located in Dello, Italy; Johannesburg, South Africa; and Hoboken, Belgium.

Fabricated Wheels
      The Company designs, manufactures, and distributes fabricated steel and aluminum wheels to automotive OEMs in North America, Europe, and South America. Its fabricated wheel products include steel and aluminum wheels that can be made in drop-center, bead seat attached and full-face designs, in a variety of finishes, including chrome and clads.
      North America. The Company designs, manufactures, and distributes a full line of fabricated wheels to OEMs in North America. The Company is the largest supplier of fabricated steel wheels in North America. The Company believes that the North American steel wheel market will remain significant because OEMs will continue to specify less costly fabricated steel wheels for more moderately priced passenger cars and light trucks and for most spare wheels.

Customers. The Company sold substantially all of its North American fabricated steel wheels to DaimlerChrysler, Ford, and General Motors in fiscal 2004. The Company produces fabricated aluminum wheels for DaimlerChyrsler, Ford, General Motors, and Toyota.

Competition. The Company’s primary competitors in the North American steel wheel market for passenger cars and light trucks are ArvinMeritor, Inc., Topy Industries Ltd., and Central Manufacturing Company. The Company does not believe that it has any significant competitors in the North American fabricated aluminum wheel market.

Manufacturing. The Company’s fabricated steel and fabricated aluminum wheels are manufactured by a continuous in-line process at its manufacturing facility in Sedalia, Missouri. This process enhances quality standardization and reduces work-in-process inventory. Engineering, research, and development for its North American fabricated wheels operations is currently performed at its Northville and Ferndale, Michigan facilities.
      Europe. The Company designs, manufactures, and distributes a full line of fabricated steel wheels to both OEMs and the automotive aftermarket throughout Europe. The Company is the leading supplier of fabricated steel wheels manufactured in Europe.

Customers. Its principal customers include BMW, DaimlerChrysler, Ford, General Motors, Honda, Kromag, Mitsubishi, Nissan/ Renault, PSA, Suzuki, Toyota, and Volkswagen Group. Its principal customer in Eastern Europe is Skoda, the national automobile manufacturer of the Czech Republic, for which the Company is the sole supplier of steel wheels.

Competition. The Company’s principal competitors for the sale of fabricated steel wheels in Europe include Compagnie Financiere, Michelin, Magnetto, Ford, and Volkswagen AG.

Manufacturing. The Company has four fabricated wheel manufacturing facilities in Europe, located in Konigswinter, Germany; Manresa, Spain; Manisa, Turkey; and Ostrava, Czech Republic. Its Konigswinter, Germany facility has highly automated production equipment and extensive engineering, research, and development facilities. Its Manresa, Spain facility produces wheels for light trucks, recreational vehicles, and vans. The Manisa, Turkey facility produces wheels for the Turkish market and exports both OEM and aftermarket wheels to Western Europe. Its Ostrava, Czech Republic facility has advanced equipment required to meet the volume and quality demands of its European customers.
      South America. The Company designs, manufactures, and distributes a full line of fabricated steel wheels to both OEMs and the automotive aftermarket throughout Brazil and Argentina. The Company also imports wheels manufactured in Brazil for sale in North America.

Customers. The Company’s principal customers in Brazil and Argentina include DaimlerChrysler, Ford, General Motors, PSA, Nissan/ Renault, and Volkswagen.

Competition. The Company’s principal competitor for the sale of fabricated steel wheels in Brazil and Argentina is ArvinMeritor, Inc.

Manufacturing. The Company has one fabricated steel wheel manufacturing facility located near Sao Paulo, Brazil. Its Brazilian fabricated steel wheel manufacturing facility has its own engineering, research and development facility and has been updated with new technology. In addition to serving the local market, its Brazilian facility ships fabricated wheels to North America to help meet the demands of its OEM customers.

Suspension Components
      The Company designs, manufactures, and distributes suspension components for sale to North America OEMs. Its primary suspension component products include: (i) aluminum structural components, such as structural crossmembers, subframes, engine cradles, and axle components; and (ii) wheel-end attachments and assemblies, such as steering knuckles, spindles, hub carriers, and control arms. Its suspension components are produced and sold in North America. The Company is a technologically advanced manufacturer of aluminum suspension components for the automotive industry. The Company casts aluminum using green sand, permanent mold, squeeze, and the VRC/ PRC processes. Components are machined on a variety of state-of-the-art equipment.
      Aluminum Structural Components. The Company designs, manufactures, and distributes structural aluminum subframes and crossmembers in North America.

Customers. The Company’s customers include DaimlerChrysler, Ford, General Motors, and Mitsubishi.

Competition. Given the level of manufacturing expertise required to produce aluminum structural components, there are only a few manufacturers in this segment and Alcoa, Inc. is the Company’s primary competitor.

Manufacturing. The Company designs, manufactures, and distributes structural aluminum subframes and crossmembers in Montague, Michigan and Bristol, Indiana. Engineering, research, and development for its aluminum structural components operations are currently performed at its Ferndale, Michigan facility.
      Wheel-End Attachments and Assemblies. The Company designs, manufactures, and distributes wheel-end attachments and assemblies to OEMs in North America. The Company produces aluminum and iron knuckles, spindles and spindle assemblies, iron hub carriers, axle flanges for the corner of the vehicle, and control arms. Wheel attachments are made from iron, aluminum, and steel.

Customers. Its principal customers include North American OEMs such as DaimlerChrysler, Ford, and General Motors, as well as BMW, Honda, Mitsubishi, and Nissan/ Renault. The Company also sells to other Tier 1 suppliers including Bosch, Dana, Lemforder, and Visteon.

Competition. Given the fragmented nature of the market, there are no competitors with significant market share. Its primary competitors are Intermet Corp., Citation Corp., and Grede Foundries, Inc.

Manufacturing. The Company manufactures aluminum and iron knuckles, spindles and spindle assemblies, iron hub carriers, and axle flanges at its facilities in Cadillac, Michigan; Southfield, Michigan; Montague, Michigan; and Bristol, Indiana. Its factories utilize various materials and casting processes to produce to specific product requirements, including weight, performance, safety, and cost.

Brake Components
      The Company designs, manufactures, and distributes automotive brake components consisting primarily of cast iron rotors for disc brakes and composite metal drums and full-cast drums for drum-type brakes. The

Company has developed innovative new component designs for products that generate less noise, are lighter, and last longer, including zinc dust coated components and aluminum composite rotors and drums. Its brake components are produced and sold in North America.

Customers. The Company’s primary customers for its automotive brake components include DaimlerChrysler, Ford, Mazda, and Nissan/ Renault. In addition, the Company sells to other Tier 1 suppliers, such as Bosch, Continental Teves, Delphi, Akebono, and TRW Automotive, Inc.

Competition. The Company’s principal competitors for the sale of automotive brake components are Delphi Corp., TRW Automotive, Inc., Bosch Automotive Systems Corporation, ADVICS Co., Ltd., and SANLUIS Corporacion, S.A. de C.V. (Rassini Division).

Manufacturing. The Company has two automotive brake facilities in North America, located in Homer, Michigan, and Monterrey, Mexico. Engineering, research, and development for its brake components operations is currently performed at its Ferndale, Michigan facility.

Powertrain Components
      The Company designs, manufactures, and distributes a variety of aluminum and polymer powertrain components, including engine intake manifolds, aluminum cylinder heads, water crossovers, water pump housings, brackets, and ductile iron exhaust manifolds. The polymer manifolds the Company currently sells are manufactured using lost-core technology. The polymer manifolds market is moving increasingly to welded technology. The Company believes it is well positioned to move into this market. Its powertrain and engine components are produced and sold in North America.

Customers. The Company supplies most of its powertrain components to DaimlerChrysler, Ford, and General Motors. The Company also supplies powertrain components to other Tier 1 suppliers, such as Delphi, Bosch, and Hitachi Unisia Automotive.

Competition. The Company’s primary competitor in aluminum intake manifolds is Fort Wayne Foundry. The remainder of the market for aluminum intake manifolds is highly fragmented and comprises small independent suppliers. Key competitors in polymer intake manifolds include Siemens AG, Mann+Hummel Group, Montaplast GmBH, Delphi, and Mark IV Industries, Inc. Key competitors for exhaust manifolds include Wescast Industries.

Manufacturing. The Company has two powertrain component manufacturing facilities located in Wabash, Indiana, and Nuevo Laredo, Mexico. Engineering, research, and development for its powertrain components operations is currently performed at its Ferndale, Michigan facility.

Commercial Highway Products
      The Company designs, manufactures, and distributes wheels and brakes for commercial highway vehicles in North America, Europe, South America and Asia.
      North America. The Company manufactures disc wheels and demountable rims for sale to manufacturers of commercial highway vehicles in North America. The Company also manufactures two-piece, take-apart wheels for certain special applications, including the High Mobility Multiple Purpose Wheeled Vehicle (the “Hummer”). The Company manufactures brake components for commercial highway vehicles consisting of conventional cast iron brake drums, double iron hubs, and CentriFuse® brake drums.

Customers. The Company’s largest customers for commercial highway wheels and rims include Great Dane Trailers, Strick, Wabash, Hyundai, Utility, and Trailmobile, and its largest customers for commercial highway brake components include Freightliner, PACCAR, and Volvo. Its commercial highway sales are to truck and trailer OEMs, original equipment servicers, and aftermarket distributors.

Competition. The Company’s principal competitors for the sale of commercial highway wheels and rims are Accuride Corp. and Alcoa, Inc. Its principal competitors for the sale of commercial highway hubs and drums are Gunite Corporation, Webb Wheel Products, Inc., ArvinMeritor, Inc., and Consolidated Metco.

Manufacturing. The Company has its manufacturing facilities in North America that produce components for the commercial highway market. These facilities are located in Akron, Ohio; Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico. Engineering, research, and development for its commercial highway products operations is performed at its Northville, Michigan facility. The Company recently announced its intention to explore the potential divestiture of the North American commercial highway hub and drum business.

      Europe. The Company designs, manufactures and distributes steel truck and trailer wheels for sale to manufacturers of commercial highway vehicles in Europe at its Konigswinter, Germany facility. In addition, the Company produces wheels for the forklift truck market at its Ostrava, Czech Republic facility.

Customers. The Company’s principal customers for steel wheels for commercial highway vehicles are DaimlerChrysler, Nissan/ Renault, and Volvo.

Competition. The Company’s principal competitors for the sale of commercial highway wheels in Europe are Compagnie Financiere Michelin and Magnetto.

Manufacturing. In Europe, the Company manufactures steel truck and trailer wheels at its highly automated Konigswinter, Germany facility. At this facility, the Company produces a variety of wheels for commercial highway vehicles and performs engineering, research, and development for its commercial highway products operations. The Company also manufactures steel truck and trailer wheels at its facility in Manisa, Turkey.
      South America and Asia. The Company designs, manufactures, and distributes steel truck and trailer wheels to OEMs in South America and Asia.

Customers. The Company’s principal customers for steel wheels for commercial highway vehicles in South America are DaimlerChrysler, Ford, Randon, and Volkswagen. Its largest customers for steel wheels for commercial highway vehicles in Asia are Telco and Volvo.

Competition. The Company’s principal competitor for the sale of commercial highway wheels in South America is FNV. Its principal competitor for the sale of commercial highway wheels in Asia is Wheels of India.

Manufacturing. The Company manufactures steel truck and trailer wheels in South America at its Sao Paulo, Brazil facility and in Asia at its Pune, India facility.

Other Businesses
      The Company has aluminum operations in Europe that manufacture a variety of cast aluminum products including heat exchangers used in gas-fired boilers, intake manifolds and aluminum housings for automotive and commercial vehicle applications, and a variety of aluminum products for the general industrial and electronics industries. The operations are owned by its subsidiary, MGG Group B.V. (“MGG”). MGG has three facilities, two of which are in the Netherlands and one of which is in Belgium.
Business Segment and Geographical Information
      See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21, “Segment Information” to the consolidated financial statements, which are incorporated herein by reference.
Material Source and Supply
      The Company purchases most of the raw materials (such as steel and aluminum) and semi-processed or finished items (such as castings) used in its products from suppliers located within the geographic regions of its operating units. In many cases, these materials are available from several qualified sources in quantities sufficient for its needs. However, shortages of a particular material or part occasionally occur. During 2004 and 2003, metal markets in global and regional sectors have experienced significant pricing and supply volatility, particularly where agreements and contracts are not in place.
      The Company has a centralized materials and logistics function. In addition, the Company has developed long-term multi-tiered materials sourcing strategies and new supply chain relationships to control costs. Although the Company currently maintains alternative sources for raw materials, its businesses are subject to the risk of material surcharges and periodic volatility in the delivery of certain raw materials and supplies.
      In recent periods there have been significant increases in the global prices of steel and iron, which have had and may continue to have an impact on the Company’s business. Factors leading to the higher prices include the increasing demand for steel in China, industry consolidation and rising raw material costs. In response to the increasing cost of raw materials, metal suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge some suppliers claim they will be unable to provide adequate supplies of steel. In addition, some of the Company’s suppliers have sought, and others may seek in the future, bankruptcy relief which could affect the availability or price of steel. These factors could negatively impact the Company’s results of operations as it may be unable to compel suppliers to comply with existing contracts or to source adequate supplies of steel. Although the Company has been able to partially offset the impact of cost increases through higher scrap sales recoveries and/or by passing some of these costs through to certain of its customers, the Company cannot guarantee that it will be able to continue to do so in the future. The full impact of steel prices is uncertain given the volatility in the global steel market.
Intellectual Property
      The Company considers itself to be an industry leader in product and process technology and it owns significant intellectual property, including numerous United States and foreign patents, trade secrets, trademarks, and copyrights. Therefore, the protection of its intellectual property is important to its business. Its policy is to seek statutory protection for all significant intellectual property embodied in patents, trademarks, and copyrights. The Company relies on a combination of patents, trade secrets, trademarks, and copyrights to provide protection in this regard, but this protection might be inadequate. For example, its pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that its technologies infringe their proprietary rights. In either case, litigation, which could result in substantial costs and diversion of its efforts, might be necessary, and whether or not the Company is ultimately successful, the litigation could adversely affect its business.
      Although intellectual property is important to its business operations and in the aggregate constitutes a valuable asset, the Company does not believe that any single patent, trade secret, trademark, or copyright, or group thereof, is critical to the success of the business. From time to time, the Company grants licenses under its patents and technology and receives licenses under patents and technology of others.
Research and Development
      The Company’s objective is to be a leader in offering superior quality and technologically advanced products to its customers at competitive prices. The Company engages in ongoing engineering, research, and development activities to improve the reliability, performance, and cost-effectiveness of its existing products and to design and develop new products for existing and new applications. The Company’s spending on engineering, research, and development programs was $10.4 million for the fiscal year ended January 31, 2005, $2.9 million for the eight months ended January 31, 2004, $1.5 million for the four months ended May 31, 2003, and $7.1 million for the fiscal year ended January 31, 2003.
Seasonality
      Although its business is not seasonal in the traditional sense, July (in North America), August (in Europe), and December are usually lower sales months because OEMs typically perform model changeovers or take vacation shutdowns during the summer, and assembly plants typically are closed for a period from shortly before the year-end holiday season until after New Year’s Day.

Customer Dependence
      In fiscal 2004, the Company’s principal customers were Ford, DaimlerChrysler, and General Motors (the three of which comprised approximately 44% of its fiscal 2004 net sales on a worldwide basis), as well as BMW, Toyota, Volkswagen, Nissan/ Renault, and Honda. Other customers include Isuzu, Fiat, Porsche, Audi, Citroen, Peugeot, Skoda, Mazda, Mitsubishi and Suzuki. The Company also sells some of its components to other Tier 1 automotive suppliers such as Bosch, Continental Teves, Delphi, TRW Automotive, Inc., and Visteon. In fiscal 2003, its commercial highway vehicle customers in North America, Europe, and Asia included Trailmobile, Dana/ Mack, DaimlerChrysler, Iveco, Strick, Great Dane Trailers, Freightliner, PACCAR, Volvo, General Motors, Nissan/ Renault, Western Star, Schmitz Cargobull, and Koegal.
      The loss of a significant portion of sales to any of the Company’s principal customers could have a material adverse impact on its business. The Company has been doing business with each of its principal customers for many years, and sales are composed of a number of different products and of different models or types of the same products and are made to individual divisions of such customers. In addition, the Company supplies products to many of these customers in both North America and Europe, which reduces its reliance on any single market.
Backlog
      Generally, the Company’s products are not on a backlog status. Its products are produced from readily available materials, have a relatively short manufacturing cycle, and have short customer lead times. Each operating unit maintains its own inventories and production schedules.
Competition
      The major domestic and foreign markets for the Company’s products are highly competitive. Competition is based primarily on price, technology, quality, delivery, and overall customer service. The Company’s customers have shifted research and development, design, and validation responsibilities to their key suppliers, focusing on stronger relationships with fewer suppliers. The Company’s global competitors include a large number of other well-established suppliers. Competitors typically vary among each of the Company’s products and geographic markets.
Joint Ventures
      The Company participates in an aluminum wheel joint venture (“aluminum wheel JV”) to produce cast aluminum wheels with operations in Manisa, Turkey. This aluminum wheel JV, Jantas Aliminyum Jant Sanayi ve Ticaret A.S. (a.k.a. Jantas Aluminum Wheels), will serve the Turkish and other European markets. The aluminum wheel JV is expected to begin production at the end of 2005 and to produce up to 1.5 million wheels annually. The aluminum wheel JV is owned 40% by the Company, 35% by Cromodora Wheels S.p.A, and 25% by Inci Holding A.S. As of January 31, 2005, the Company has provided funding to the aluminum wheel JV of $1.6 million.
Environmental Compliance
      The Company is subject to various foreign, federal, state, and local environmental laws, ordinances, and regulations, including those governing discharges into the air and water; the storage, handling and disposal of solid and hazardous wastes; the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes; and the health and safety of its employees. Under certain of these laws, ordinances, or regulations, a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under, or in its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. The presence of, or failure to remediate properly, such substances may adversely affect the ability to sell or rent such property or to borrow using such property as collateral. Persons who generate, arrange for the disposal or treatment of, or dispose of hazardous substances may be liable for the costs of investigation, remediation, or removal of these hazardous substances at or from the disposal or treatment facility, regardless of whether the facility is owned or operated by that person. Additionally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.
      The Company believes that it is in material compliance with environmental laws, ordinances, and regulations and do not anticipate any material adverse effect on its earnings or competitive position relating to environmental matters. It is possible, however, that future developments could lead to material costs of environmental compliance for the Company. The nature of the Company’s current and former operations and the history of industrial uses at some of its facilities expose it to the risk of liabilities or claims with respect to environmental and worker health and safety matters, which could have a material adverse effect on its financial health. The Company is also required to obtain permits from governmental authorities for certain operations. The Company cannot guarantee that it has been, or will be at all times, in complete compliance with such permits. If the Company violates or fails to comply with these permits, the Company could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could be material. In addition, some of its properties are subject to indemnification and/or cleanup obligations of third parties with respect to environmental matters. However, in the event of the insolvency or bankruptcy of such third parties, the Company could be required to bear the liabilities that would otherwise be the responsibility of such third parties. See “Item 3: Legal Proceedings.” The Company has 25 facilities registered or recommended for registration under ISO 14001 and it is working to obtain ISO 14001 Registration at all manufacturing facilities worldwide.
Sales and Marketing
      The Company has a sales and marketing organization of dedicated customer teams that provide a consistent interface with its key customers. These teams are located in all major vehicle producing regions to best represent their respective customers’ interests within its organization, to promote customer programs, and to coordinate global customer strategies with the goal of enhancing overall customer service and satisfaction. The Company’s ability to support its customers globally is further enhanced by its broad global presence in terms of sales offices, manufacturing facilities, engineering/technical centers, and joint ventures.
Employees
      At January 31, 2005, the Company had approximately 11,000 employees. The Company’s employees in the United States, approximately 4.4% are represented by the United Steel Workers (“USW”) union, all of which are employed at its facility in Akron, Ohio. The collective bargaining agreements with the USW affecting these employees was renewed in 2004 and will expire in 2008. As is common in many European jurisdictions, substantially all of the Company’s employees in Europe are covered by country-wide collective bargaining agreements. Additional agreements are often made with the facility Works Council on an individual basis covering miscellaneous topics of local concern. There are no Company-wide or industry-wide bargaining units in the United States. The Company considers its employee relations to be good.
International Operations
      The Company has a worldwide network of 42 facilities and one joint venture in the United States, Germany, Italy, Spain, the Netherlands, Belgium, the Czech Republic, Turkey, Brazil, South Africa, Mexico, Thailand, and India. The Company also provides sales, engineering, and customer service throughout the world. The Company has advanced research and development facilities in the United States, Germany, Belgium, Italy, and Brazil and a sales and engineering office in Japan.
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
      The Company operates 22 facilities in North America, 14 facilities in Europe and six facilities in South America, Asia, and South Africa. The Company believes that the its plants are adequate and suitable for the manufacturing of products for the markets in which we sell. In addition to the operating facilities discussed above, the Company has four non-operating facilities in the United States, three of which are currently held for sale.
      The following table summarizes operating facilities:

Owned/
Location	Segment	Purpose	Leased

North America
Akron, OH	Other	Manufacturing	Owned
AuGres, MI	Other	Manufacturing	Owned
Berea, KY	Other	Manufacturing	Owned*
Bristol, IN	Components	Manufacturing	Owned
Cadillac, MI	Components	Manufacturing	Owned
Chattanooga, TN	Other	Manufacturing	Owned*
Chihuahua, Mexico	Automotive Wheels	Manufacturing	Owned
Ferndale, MI	Components and Other	Technical Center, Offices	Owned
Gainesville, GA	Automotive Wheels	Manufacturing	Owned
Homer, MI	Components	Manufacturing	Owned
Huntington, IN	Automotive Wheels	Manufacturing	Owned
La Mirada, CA	Automotive Wheels	Manufacturing	Leased**
Laredo, TX	Components	Offices and Warehouse	Leased
Mexico City, Mexico	Other	Manufacturing	Owned*
Montague, MI	Components	Manufacturing	Owned
Monterrey, Mexico	Components	Manufacturing	Leased
Northville, MI	Other	World Headquarters, R&D	Owned
Nuevo Laredo, Mexico	Components	Manufacturing	Owned
Sedalia, MO	Automotive Wheels	Manufacturing	Owned
Southfield, MI (2 facilities)	Components	Manufacturing	Owned
Wabash, IN	Components	Manufacturing	Owned
Europe
Barcelona, Spain	Automotive Wheels	Manufacturing	Owned
Bergen, Netherlands	Components	Manufacturing	Owned
Campiglione Fenile, Italy	Automotive Wheels	Manufacturing	Leased**
Dello, Italy	Automotive Wheels	Manufacturing	Owned
Hoboken, Belgium (2 facilities)	Automotive Wheels and Components	Manufacturing	Owned
Königswinter, Germany (2 facilities)	Automotive Wheels	Manufacturing	Owned
Manisa, Turkey (2 facilities)	Automotive Wheels	Manufacturing	Owned
Manresa, Spain	Automotive Wheels	Manufacturing	Owned
Ostrava, Czech Republic (2 facilities)	Automotive Wheels	Manufacturing	Owned
Tegelen, Netherlands	Components	Manufacturing	Owned

Owned/
Location	Segment	Purpose	Leased

Rest of the World
Bangkok, Thailand	Automotive Wheels	Manufacturing	Leased
Johannesburg, S. Africa	Automotive Wheels	Manufacturing	Owned
Pune, India	Automotive Wheels	Manufacturing	Leased
Sao Paulo, Brazil (2 facilities)	Automotive Wheels	Manufacturing	Owned
Yokohama, Japan	Automotive Wheels	Sales Office	Leased

*	The Company has announced that it is exploring the divestiture of the Company’s North American Commercial Highway hub and drum business, which includes these facilities.

**	The Company has announced its intention to close this facility.

Item 3.	Legal Proceedings
      On February 19, 2002, the Company issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods, and for the fiscal quarter ended April 30, 2001. The restatement was the result of the Company’s failure to properly apply certain accounting standards generally accepted in the United States (“GAAP”), and because certain accounting errors and irregularities in the Company’s financial statements were identified. The SEC is conducting an investigation into the facts and circumstances giving rise to the restatements. The Company has been and intends to continue cooperating with the SEC in connection with such investigation, but the Company cannot predict the outcome of the investigation. There can be no assurance that the SEC will not impose fines or take other corrective actions against the Company that could have a significant negative impact on the Company’s financial condition. In addition, publicity surrounding the SEC’s investigation or any enforcement action, even if ultimately resolved favorably for the Company, could have a material adverse impact on the Company’s financial condition, results of operations, or business.
      On May 3, 2002, a group of purported purchasers of the Company’s Old Senior Notes and Old Senior Subordinated Notes commenced a putative class action lawsuit against thirteen of the Company’s former directors and officers (but not the Company) and KPMG LLP, the Company’s independent registered public accounting firm, in the U.S. District Court for the Eastern District of Michigan. The complaint seeks damages for an alleged class of persons who purchased the Company’s bonds between June 3, 1999 and September 5, 2001 and claim to have been injured because they relied on the Company’s allegedly materially false and misleading financial statements. On June 27, 2002, the plaintiffs filed an amended class action complaint adding CIBC World Markets Corp. and Credit Suisse First Boston Corporation, underwriters for certain bonds issued by the Company, as defendants, but these parties were subsequently dismissed from the action. The claims in this action were not discharged upon the effectiveness of the Plan of Reorganization because they were not against the Company.
      Additionally, before the date the Company commenced its Chapter 11 Bankruptcy case, four other putative class actions were filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain of the Company’s directors and officers on behalf of an alleged class of purchasers of the Company’s common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. On May 10, 2002, the plaintiffs filed a consolidated and amended class action complaint seeking damages against the officers and directors (but not the Company) and KPMG. Pursuant to the Company’s Plan of Reorganization, the Company purchased directors’ and officers’ liability insurance to cover then-current and former directors and officers and agreed to indemnify certain of the Company former directors against certain liabilities, including those matters described above, up to an aggregate of $10 million in excess of the directors’ and officers’ liability insurance coverage to or for the benefit of these indemnities. The Company has been informed that the parties to these actions have agreed to a settlement, which includes payment by certain defendants, including the former directors, of $7.2 million. The Company is currently unable to determine the amount of such payment, if any, that it may be required to pay to its former directors pursuant to this indemnification obligation.

      In October 2003, General Electric Credit Corporation (“GECC”) filed an amended administrative claim in the Bankruptcy Court for $7.5 million relating to certain leased equipment. The leases were rejected during the Company’s Chapter 11 cases. GECC is alleging that its damages were incurred post-petition because the equipment was returned post-petition. If the Bankruptcy Court determines that GECC’s damages are a post-petition expense, GECC may be entitled to an administrative claim for the claim’s full amount. The Company is disputing the amount and the merits of GECC’s claim. On February 1, 2005, the parties concluded a bench trial on the matter. The court will make a final determination after the parties’ submission of post-trial briefs, the last of which were filed in April 2005.
      The Company is the defendant in a patent infringement matter filed in 1997 in the U.S. District Court for the Eastern District of Michigan. Lacks Incorporated (“Lacks”) alleged that the Company infringed on three patents held by Lacks relating to chrome-plated plastic cladding for steel wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001, the special master issued a report finding that Lacks’ third patent was invalid and recommending that Lacks’ remaining claims be dismissed; the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. Discovery on the remanded claims is ongoing. In July 2003, Lacks filed an administrative claim in the Bankruptcy Court for $12 million relating to the alleged patent infringement.
      The Company was party to a license agreement with Kuhl Wheels, LLC (“Kuhl”), whereby Kuhl granted the Company an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (the “Kuhl Wheel”), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between the Company and Kuhl in connection with the Company bankruptcy proceeding. The original license agreement (as amended, the “License Agreement”), dated May 11, 1999, granted the Company non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide the Company with an exclusive worldwide license. On January 14, 2003, the Company filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the U.S. District Court for the Eastern District of Michigan. The Company commenced such action seeking a declaration of noninfringement of two U.S. patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against the Company, and disclosing and using the Company’s technologies, trade secrets, and confidential information to develop, market, license, manufacture, or sell automotive wheels. Expert and fact discovery have just been completed.
      In October 2003, Nissan North America filed suit against the Company in Tennessee state court asserting a $13.7 million breach of contract and breach of warranty claim that the Company believes arose prior to the confirmation date and was discharged by the Plan of Reorganization. A recent mediation with Nissan North America was unsuccessful and the pre-trial phase of the lawsuit is proceeding.
      The Company is involved in a dispute with BNY Capital Resources Corporation (“BNY”) related to leased equipment that the Company intends to return at the end of the lease term. BNY has alleged that the Company has breached several provisions of the lease. On March 29, 2005, the Company filed a Complaint for Declaratory Relief against BNY in the U.S. District Court for the Eastern District of Michigan seeking a judgment declaring that the Company is not in breach of its obligations under the lease documents. No discovery has been conducted and the Company cannot estimate the likelihood that the Company will prevail in this litigation.
      The nature of the Company’s business subjects the Company to litigation in the ordinary course of the Company’s business. In addition, we are from time to time involved in other legal proceedings. Although claims made against the Company prior to May 12, 2003, the date on which the Plan of Reorganization was confirmed, except as described in the immediately following paragraph, were discharged and are entitled only to the treatment provided in the Plan of Reorganization or in connection with settlement agreements that were approved by the Bankruptcy Court prior to the Company’s emergence from bankruptcy, the Company cannot guarantee that any remaining or future claims will not have a significant negative impact on the Company’s results of operations and profitability. In addition, claims made after the date of the Company’s bankruptcy filing were not discharged in the bankruptcy proceeding.
      Claims made against the Company prior to the date of the bankruptcy filing or the confirmation date may not have been discharged if the claimant had no notice of the bankruptcy filing or various deadlines in the Plan of Reorganization. Although certain parties have informally claimed that their claims were not discharged, the Company is not presently aware of any party, other than Nissan North America, that has sought to enforce claims that the Company believes were discharged or a judicial determination that their claims were not discharged by the Plan of Reorganization. In addition, in other bankruptcy cases, states have challenged whether their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. This issue has not been finally settled by the U.S. Supreme Court. Therefore, the Company can give no assurance that the Company’s emergence from bankruptcy resulted in a discharge of all claims against the Company with respect to periods prior to the date the Company filed for bankruptcy protection. Any such claim not discharged could have a material adverse effect on the Company’s financial condition and profitability; however, the Company is not presently aware of any such claims. Moreover, the Company’s European operations and certain other foreign operations did not file for bankruptcy protection, and claims against them are not affected by the Company’s bankruptcy filing.
      In the ordinary course of the Company’s business, the Company is a party to other judicial and administrative proceedings involving the Company’s operations and products, which may include allegations as to manufacturing quality, design and safety. The Company carries insurance coverage in such amounts in excess of the Company’s self-insured retention as the Company believes to be reasonable under the circumstances and which may or may not cover any or all of the Company’s liabilities in respect of claims and lawsuits. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance rights under indemnification agreements and established reserves for uninsured liabilities), the Company believes that the outcome of these proceedings will not have a material adverse effect on the financial condition or ongoing results of the Company’s operations.
      The Company is exposed to potential product liability and warranty risks that are inherent in the design, manufacture and sale of automotive products, the failure of which could result in property damage, personal injury, or death. Accordingly, individual or class action suits alleging product liability or warranty claims could result. Although the Company currently maintains what it believes to be suitable and adequate product liability insurance in excess of the Company’s self-insured amounts, there can be no assurance that the Company will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. In addition, if any of the Company’s products prove to be defective, the Company may be required to participate in a recall involving such products. A successful claim brought against the Company in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on its results of operations or financial condition.
      Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), the Company currently has potential environmental liability arising out of both the Company’s wheel and non-wheel businesses at 17 Superfund sites (the “Sites”). Five of the Sites were related to the operations of Motor Wheel prior to the divestiture of that business by The Goodyear Tire & Rubber Co. (“Goodyear”). In connection with the 1986 purchase of Motor Wheel by MWC Holdings, Inc. (“Holdings”), Goodyear agreed to retain all liabilities relating to these Sites and to indemnify and hold Holdings harmless with respect thereto. Goodyear has acknowledged this responsibility and is presently representing the Company’s interests with respect to all matters relating to these five Sites.
      As a result of activities which took place at the Company’s Howell, Michigan facility prior to the Company’s acquisition of it, the U.S. Environmental Protection Agency (the “EPA”) is performing, under CERCLA, a remedial investigation/feasibility study of PCB contamination at this Site and in the adjacent South Branch of the Shiawasee River. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. (“Cast Forge”) (the previous owner of this Site) and the State of Michigan, any additional PCB cleanup which may be required is the financial responsibility of the State of Michigan and not of Cast Forge or its successors or assigns (including the Company). The EPA has concurred in the consent judgment.
      The Company is working with various government agencies and the other parties identified by the applicable agency as “potentially responsible parties” to resolve the Company’s liability with respect to seven Sites. The Company’s potential liability at each of these Sites is not currently anticipated to be material.
      The Company has potential environmental liability at the four remaining Sites arising out of businesses presently operated by Kelsey-Hayes. Kelsey-Hayes has assumed and agreed to indemnify the Company with respect to any liabilities associated with these Sites. Kelsey-Hayes has acknowledged this responsibility and is presently representing the Company’s interests with respect to these sites.
      Kelsey-Hayes and, in certain cases, the Company may remain liable with respect to environmental cleanup costs in connection with certain divested businesses relating to aerospace, heavy-duty truck components and farm implements under federal and state laws and under agreements with purchasers of these divested businesses. The Company believes, however, that such costs in the aggregate will not have a material adverse effect on the Company’s consolidated operations or financial condition and, in any event, Kelsey-Hayes has assumed and agreed to indemnify the Company with respect to any liabilities arising out of or associated with these divested businesses.
      In addition to the Sites, The Company also has potential environmental liability at two state-listed sites in Michigan and one in California. One of the Michigan sites is covered under the indemnification agreement with Goodyear described above. The Company is presently working with the Michigan Department of Environmental Quality to resolve the Company’s liability with respect to the second Michigan site, for which no significant costs are anticipated. The California site is a former wheel manufacturing site operated by Kelsey-Hayes in the early 1980’s. The Company is working with two other responsible parties and with the State of California on the investigation and remediation of this site.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      The Company had 37,865,962 shares of Common Stock outstanding and 14 record holders as of April 15, 2005. The Company’s shares trade on the NASDAQ National Market under the symbol “HAYZ.” From June 4, 2003 until December 1, 2003, the Company’s common stock traded in the over-the-counter market through the OTCBB and in the “pink sheets” under the symbol “HAYZ.” The range of sale prices for the Company’s common stock as reported by the NASDAQ National Market from February 1, 2004 through January 31, 2005 ranged from a high of $18.50 on February 3, 2004 to a low of $6.80 per share on November 23, 2004. The range of sale prices for the Company’s common stock as reported by the NASDAQ National Market from December 2, 2003 until January 31, 2004 and by the OTCBB at www.otcbb.com and Pink Sheets LLC at www.pinksheets.com from June 4, 2003 through December 1, 2003 ranged from a high of $23.64 per share on January 28, 2004 to a low of $11.00 per share on June 10, 2003. Although the foregoing prices have been obtained from sources believed to be reliable, no assurances can be given with respect to the accuracy of such prices or as to whether other prices higher or lower than those set forth above have been quoted. In addition, such prices reflect interdealer prices which may not include retail mark-up, mark down or commission and may not necessarily represent actual transactions.

      The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share as reported by the NASDAQ National Market from December 2, 2003 through January 31, 2005 and by the OTCBB at www.otcbb.com and Pink Sheets LLC at www.pinksheets.com from June 4, 2003 through December 1, 2003:

	High	Low

Fiscal 2004:
First quarter	$18.50	$13.48
Second quarter	15.50	12.15
Third quarter	13.55	8.19
Fourth quarter	9.72	6.80

	High	Low

Fiscal 2003:
Second quarter (June 4, 2003 to July 31, 2003)	$14.90	$11.00
Third quarter	17.00	13.70
Fourth quarter	23.64	15.25
      The Company has not paid dividends on its common stock in fiscal 2004 and does not intend to pay dividends on its common stock in the foreseeable future.

Item 6.	Selected Financial Data
      As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the year ended January 31, 2005 and the eight months ended January 31, 2004 are presented as the “Successor” periods and the pre-emergence financial results of the Company for the four months ended May 31, 2003 and the years ended January 31, 2003, 2002, and 2001 are presented as the “Predecessor” periods. Comparative financial statements do not straddle the Effective Date because, in effect, the Successor Company represents a new entity.
      Historically, the Company consolidated its international subsidiaries using the twelve month period ended December 31st. Due to more efficient financial reporting procedures the Company was able to eliminate this one month lag in fiscal 2004. This change is preferable since it aligns the year end reporting date of the Company’s international subsidiaries with the Company’s year end reporting. As a result, the Company’s 2004 fiscal year contains financial information for its international subsidiaries through January 31, 2005. The Company recorded income of $2.6 million as a cumulative effect of a change in accounting principle, which represents the financial information of its international subsidiaries for the month of January 2004. The amounts presented for the Company’s international subsidiaries for its fiscal 2003 balance sheet are still reported as of December 31st, and the results of operations presented for fiscal 2003 and 2002 are still for the respective twelve month periods ended December 31st.

      The following table sets forth selected consolidated financial data with respect to the Company for the fiscal year ended January 31, 2005, eight months ended January 31, 2004, the four months ended May 31, 2003, and the three fiscal years ended January 31, 2003. The information set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page 47.

	Successor		Predecessor

	Twelve	Eight	Four
	Months	Months	Months	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,	January 31,	January 31,
	2005	2004	2003	2003	2002	2001

	(dollars in millions, except share amounts)
Income Statement Data:
Net sales	$2,244.5	$1,366.6	$689.8	$2,001.6	$2,039.1	$2,168.2
Depreciation and amortization	178.1	111.1	46.4	132.0	156.4	152.1
Asset impairments and other restructuring charges	9.3	28.9	6.4	43.5	141.6	127.7
Loss on investment in joint venture	—	—	—	—	3.8	1.5
Interest expense, net(1, 2)	43.9	42.1	22.7	72.7	175.2	163.5
Subsidiary preferred stock dividends	0.8	0.5	—	—	—	—
Reorganization items	—	—	45.0	44.5	47.8	—
Fresh start accounting adjustments(3)	—	—	(63.1)	—	—	—
Income tax expense	19.7	10.9	60.3	3.6	11.8	9.7
Loss before cumulative effect of a change in accounting principle and extraordinary gain	(64.9)	(46.5)	(33.7)	(80.1)	(396.7)	(186.2)
Cumulative effect of change in accounting principle, net of tax of $0.8, and $0.0, respectively(4)	2.6	—	—	(554.4)	—	—
Extraordinary gain, net of tax of $0(3)	—	—	(1,076.7)	—	—	—

Net income (loss)	$(62.3)	$(46.5)	$1,043.0	$(634.5)	$(396.7)	$(186.2)

Balance Sheet Data:
Total assets	$2,302.0	$2,297.7		$1,846.6	$2,358.1	$2,603.9
DIP facility, bank borrowings and current portion of long-term debt(1)	11.1	25.5		105.8	42.2	1,693.3
Long-term debt	631.1	752.4		61.9	91.7	94.6
Liabilities subject to compromise	—	—		2,133.8	2,121.0	—
Stockholders’ equity (deficit)	701.3	595.9		(1,074.4)	(460.0)	(21.8)
Per Share Data:
Loss before cumulative effect of a change in accounting principle and extraordinary gain	$(1.73)	$(1.55)		—	—	—
Net loss	$(1.66)	$(1.55)
Average number of shares outstanding (in thousands)	37,605	30,011

(1)	See Note 1, “Description of Business, Chapter 11 Filings, and Emergence from Chapter 11,” to the consolidated financial statements included herein.

(2)	For the four months ended May 31, 2003 and fiscal years ended January 31, 2003 and 2002, interest expense, net, excludes approximately $38.7 million, $117.6 million and $18.7 million, respectively, of interest expense that would have accrued from February 1, 2003 to May 31, 2003, from February 1, 2002 to January 31, 2003 and from December 5, 2001 to January 31, 2002, respectively, with respect to certain long-term debt classified as liabilities subject to compromise.

(3)	See Note 3, “Fresh Start Accounting,” to the consolidated financial statements included herein.

(4)	See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the consolidated financial statements included herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements, related notes thereto and the other information included elsewhere herein.
Executive Summary

Company Overview
      Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is also a leading provider of steel wheels for the commercial highway market. The Company is a leading supplier in the market for suspension, brake, and powertrain components. The Company has a global footprint with 42 facilities and one joint venture located in 14 countries around the world. The Company sells its products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks as well as commercial highway vehicle customers throughout the world. The Company’s products are presently on seven of the top ten selling platforms for passenger cars in the United States and ten of the top ten selling platforms for passenger cars in Europe. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities, and engineering/ technical centers.
      In fiscal 2004, the Company had sales of $2.2 billion, with approximately 51% of the Company’s net sales for that period derived from international markets. In fiscal 2003, the Company had net sales of $2.1 billion, with approximately 48% of the Company’s net sales for that period derived from international markets. The Company had earnings from operations in fiscal 2004 of $21.7 million, and in fiscal 2003 of $62.0 million (which includes the impact of certain gains and expenses related to its emergence from Chapter 11 proceedings).
      On December 5, 2001, the Company, 30 of its wholly-owned domestic subsidiaries, and one wholly-owned Mexican subsidiary filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The Company emerged from bankruptcy on June 3, 2003. In connection with the emergence from Chapter 11, the Company entered into a $550.0 million senior secured credit facility, as amended. The Credit Facility consists of a $450.0 million six-year amortizing term loan (the “Term Loan”) and a five-year $100.0 million revolving credit facility. In addition, HLI issued an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “Senior Notes”). On February 11, 2004, the Company closed on a primary offering of 7.7 million shares of common stock and a secondary offering of 2.0 million shares of its common stock. The Company used the net proceeds that it received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding Senior Notes on March 12, 2004 to prepay $16.0 million, plus accrued and unpaid interest thereon, of its Term Loan on February 12, 2004, and for general corporate purposes.

Industry and Economic Factors

Opportunities:
      The Company believes there are a number of important trends in the automotive parts industry that the Company has benefited from in the past and will continue to benefit from in the future.

An increasing requirement for global capabilities
      As a result of OEMs expanding their business operations globally, suppliers are being required to operate in these same global markets to obtain new business from their customers. Few suppliers are truly global, and the Company believes those that are have a competitive advantage.

A growing demand for full service suppliers
      Automotive OEMs are increasingly outsourcing a greater number of vehicle components to their suppliers and increasingly require that their suppliers have the capabilities to design and engineer the components they manufacture for the OEMs. The Company believes automotive OEMs are awarding new business to those suppliers that support the full range of design and engineering services required to provide high quality, technologically advanced products under shortened product development timetables.

An increasing use of aluminum in vehicles
      Automotive OEMs are focused on increasing the fuel efficiency of vehicles while maintaining safety and comfort. Light metals such as aluminum provide automotive OEMs with a way to materially reduce the overall weight of the vehicle and improve fuel efficiencies. Aluminum penetration in the North American wheel market has grown as automotive OEMs have recognized both the weight efficiencies of aluminum and its favorable design characteristics. Aluminum wheel penetration in Europe is lower than in the U.S. and the Company expects it to continue to grow as the European market looks to both improve fuel efficiency and provide design differentiation.

Challenges:
      The Company faces a number of challenges that could negatively impact results.

Customer Pricing Pressures
      OEMs have been seeking ways to lower their own costs of manufacturing that could adversely affect the Company’s business. These cost reductions may be effected through an increased use of internal manufacturing or through relocation of production to countries with lower cost structures. As production is relocated, OEMs might find it more cost-efficient to rely on either internal manufacturing capabilities at such relocated facilities or local or other foreign suppliers with lower production costs. This internal manufacturing or reliance on local or other foreign suppliers may have a significant negative impact on the Company’s business.
      Cost-cutting initiatives adopted by the Company’s customers generally result in increased downward pressure on pricing. OEMs historically have had significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Tier 1 suppliers are subject to substantial continuing pressure from OEMs to reduce the price of their products. If the Company is unable to generate sufficient production cost savings in the future to offset price reductions, its gross margin and profitability would be adversely affected. In addition, changes in OEM’s purchasing policies or payment practices could have an adverse effect on the Company’s business.

Competition
      The major domestic and foreign markets for the Company’s products are highly competitive. Competition is based primarily on price, technology, quality, delivery, and overall customer service. The Company’s customers sometimes have shifted research and development, design, and validation responsibilities to their key suppliers, focusing on stronger relationships with fewer suppliers. The Company’s global competitors include a large number of other well-established suppliers. Competitors typically vary among each of the Company’s products and geographic markets. Furthermore, the rapidly evolving nature of the markets in which the Company competes may attract new domestic or international entrants. As a result, the Company’s sales levels and margins could be adversely affected by pricing pressures caused by such new entrants, especially in low-cost foreign markets such as China. As a result of highly competitive market conditions in the Company’s industry, a number of its competitors have been forced to seek bankruptcy protection. In addition, ongoing consolidation of the automotive industry could adversely affect the Company’s business. Such consolidation could result in a loss of some of its present customers to competitors.

Concentration of Sales
      The Company derived approximately 44% and 50% of fiscal 2004 and 2003 net sales, respectively, on a worldwide basis from Ford, DaimlerChrysler, and General Motors and their subsidiaries. The Company’s sales levels and margins could be adversely affected as a result of pricing pressures caused by new competitors in low-cost foreign markets such as China. These factors led to selective resourcing of business to foreign competitors in fiscal 2003. Additionally, these customers have been experiencing decreasing market share in North America, which could result in lower sales volumes.
      The Company’s net sales are continually affected by pressure from its major customers to reduce prices. The Company’s emphasis on reduction of production costs, increased productivity and improvement of production facilities has enabled the Company to respond to this pressure. However, there is no guarantee that the Company will be as successful at this in the future.

Steel Supply
      In recent periods there have been significant increases in the global prices of steel and iron, which have had and may continue to have an impact on the Company’s business. Factors leading to the higher prices include the increasing demand for steel in China, industry consolidation and rising raw material costs. In response to the increasing cost of raw materials, metal suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge some suppliers claim they will be unable to provide adequate supplies of steel. In addition, some of the Company’s suppliers have sought, and others may seek in the future, bankruptcy relief which could affect the availability or price of steel. These factors could negatively impact the Company’s results of operations as it may be unable to compel suppliers to comply with existing contracts or to source adequate supplies of steel. Although the Company has been able to partially offset the impact of cost increases through higher scrap sales recoveries and/or by passing some of these costs through to certain of its customers, the Company cannot guarantee that it will be able to continue to do so in the future. The full impact of steel prices is uncertain given the volatility in the global steel market.

Dependence on U.S. and Global Economies
      A significant portion of the Company’s sales are to automotive OEMs, therefore its financial performance depends, in large part, on conditions in the automotive industry, which, in turn, are generally dependent upon the U.S. and global economies. Relatively modest declines in the Company’s customers’ production levels could have a significant adverse impact on its profitability because the Company has substantial fixed production costs. The Company’s sales are also impacted by retail inventory levels and its customers’ production schedules. If the Company’s OEM customers significantly reduce their inventory levels and reduce their orders, the Company’s performance would be adversely impacted. In this environment, the Company cannot predict future production rates or inventory levels or the underlying economic factors. Continued uncertainty and unexpected fluctuations may have a significant negative impact on the Company’s business.
      The Company’s principal operations are directly related to domestic and foreign automotive and commercial highway vehicle production. Industry sales and production are cyclical and therefore can generally be affected by the strength of the economy, by consumer spending, or in specific regions such as North America or Europe, by prevailing interest rates and by other factors which may have an effect on the level of its sales. Any decline in the demand for new automobiles could have a material adverse impact on the Company’s financial condition and results of operations.

Impact of Debt Levels
      The Company has substantial levels of debt, including debt under the Credit Facility, the 10 1/2% Senior Notes, and other debt instruments. As of January 31, 2005, the Company had $696.4 million of total indebtedness and $35.2 million of cash and cash equivalents. The degree to which the Company is leveraged could have important consequences, including: requiring a substantial portion of the Company’s cash flow from operations to be dedicated to debt service and therefore not available to the Company for operations, capital expenditures and future business opportunities; increasing the Company’s vulnerability to a downturn in general economic conditions or in its business; and limiting the Company’s ability to adjust to changing market conditions, placing the Company at a competitive disadvantage compared to its competitors that have relatively less debt.
      The indenture governing the Company’s 10 1/2% Senior Notes, Credit Facility, and other debt agreements contain a number of significant covenants that, among other things, restrict its ability, and the ability of its subsidiaries, to obtain additional financing or access its revolving credit facility in the future for capital expenditures, working capital, or general corporate purposes.

Interest Rate and Foreign Exchange Rate Fluctuations
      A portion of the Company’s debt, including its borrowings under the Credit Facility, bears interest at variable rates. Any increase in the interest rates on the Company’s debt will reduce funds available to it for its operations and future business opportunities.
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

Significant Strategies
      While the Company’s sales are continually affected by pressure from its major customers to reduce prices, the Company’s emphasis on reduction of production costs, increased productivity, and improvement of production facilities has enabled it to respond to this pressure. The Company continuously implements strategic initiatives designed to improve product quality while reducing manufacturing costs. The Company has implemented a broad range of initiatives that have substantially improved operating performance. For example, the Company recently completed a project at its Sedalia, Missouri facility in which it used Six

Sigma methodologies to reduce total scrap rates in certain of the Company’s products manufactured there. The Company continues to focus on opportunities to improve operating income including:

•	further rationalization of manufacturing capacity

•	streamlining of marketing and general and administrative overhead

•	continued implementation of lean manufacturing and Six Sigma initiatives

•	efficient investment in new equipment and technologies and the upgrading of existing equipment

•	continued improvement of the Company’s internal controls and centralization of certain aspects of its accounting and finance functions.
      To meet the Company’s customers’ demands for the highest quality, lowest cost product delivered globally, it has established manufacturing facilities in a number of countries around the globe that have low production costs. The Company is in the process of expanding existing capacity in Turkey, Brazil, Thailand and the Czech Republic and refurbishing and expanding the cast aluminum wheel plant it recently acquired in Chihuahua, Mexico so that it will serve the North American wheel market utilizing low pressure casting technology. However, the Company may be unable to successfully implement its business strategies due to a weakening of the economy, changes in the automotive industry, or other factors.
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
      On December 16, 2002, certain of the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court. On April 9, 2003, the Debtors filed a modified first amended joint plan of reorganization (the “Plan of Reorganization”), which received the requisite support from creditors authorized to vote thereon. The following five Debtors were not proponents of the Plan of Reorganization and are not subject to the terms thereof: HLI Netherlands Holdings, Inc., CMI Quaker Alloy, Inc.; Hayes Lemmerz Funding Company, LLC; Hayes Lemmerz Funding Corporation; and Hayes Lemmerz International Import, Inc. (collectively, the “Non-reorganizing Debtors”).

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
      Pursuant to the Plan of Reorganization, the Company caused the formation of (i) a new holding company, HLI Holding Company, Inc., a Delaware corporation (“HoldCo”), (ii) HLI Parent Company, Inc., a Delaware corporation and a wholly owned subsidiary of HoldCo (“ParentCo”), and (iii) HLI Operating Company, Inc, a Delaware corporation and a wholly owned subsidiary of ParentCo (“HLI”). On the Effective Date, (i) HoldCo was renamed Hayes Lemmerz International, Inc. (“New Hayes”), (ii) New Hayes contributed to ParentCo 30,0000,000 shares of its common stock, par value $0.01 per share (the “New Common Stock”), and 957,447 series A warrants and 957,447 series B warrants to acquire New Common Stock of New Hayes (the “Series A Warrants” and “Series B Warrants,” respectively), (iii) ParentCo in turn contributed such shares of New Common Stock and Series A Warrants and Series B Warrants to HLI and

(iv) pursuant to an Agreement and Plan of Merger, dated as of June 3, 2003 (the “Merger Agreement”), between the Company and HLI, the Company was merged with and into HLI (the “Merger”), with HLI continuing as the surviving corporation.
      Pursuant to the Plan of Reorganization and as a result of the Merger, all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Company (the “Old Common Stock”), and any other outstanding equity securities of the Company, including all options and warrants, were cancelled. The holders of the existing voting common stock of the Company immediately before confirmation did not receive any voting shares of the emerging entity or any other consideration under the Plan of Reorganization as a result of their ownership interests of the Predecessor. This represented a complete change of control in the ownership of the Company. Promptly following the Merger, HLI distributed to certain holders of allowed claims, under the terms of the Plan of Reorganization, an amount in cash, the New Common Stock, the Series A Warrants, the Series B Warrants and the Preferred Stock (as defined below). Prior to the Merger, the Old Common Stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In reliance on Rule 12g-3(a) of the Exchange Act, by virtue of the status of New Hayes as a successor issuer to the Company, the New Common Stock is deemed registered under Section 12(g) of the Exchange Act. The Company filed a Form 15 with the SEC to terminate the registration of the Old Common Stock under the Exchange Act.
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
      In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, as amended by Amendment No. 1 and Waiver to Credit Agreement, dated October 16, 2003, by Amendment No. 2 and Waiver to the Credit Agreement dated February 6, 2004, by Amendment No. 3 dated May 6, 2004, by Waiver to the Credit Agreement dated June 1, 2004, and by Amendment No. 4, Waiver and Consent to Credit Agreement dated November 10, 2004 these and other amendments are reflected in the Amended and Restated Credit Agreement dated April 11, 2005 (as amended, the “Credit Facility”). The Credit Facility initially consisted of a $450.0 million six-year amortizing term loan (the “Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the Credit Facility and the net proceeds from the Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.
      On April 11, 2005, the Company announced that it amended and restated the Credit Facility to establish a new second lien $150 million term loan, from which approximately 50% of the net proceeds were used to repay a portion of the Term Loan, with the remainder to be used for general corporate purposes; reduce the Company’s interest rate on the Term Loan by 50 basis points; favorably modify the financial covenants; and allow the Company to retain 50% of the net proceeds from the proposed divestiture of its Commercial Highway Hub and Drum business for capital expenditures, among other things. The principal balance of $150 million is due on June 3, 2010.

Reorganization Items
      Reorganization items as reported in the four months ended May 31, 2003 and the fiscal 2002 consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. Reorganization items were as follows (dollars in millions):

	Predecessor

	Four Months	Year Ended
	Ended	January 31,
	May 31, 2003	2002

Critical employee retention plan provision	$11.7	$7.3
Estimated accrued liability for rejected prepetition leases and contracts	—	10.7
Professional fees related to the Filing	30.8	28.3
Creditors’ Trust obligation	2.0	—
Settlement of prepetition liabilities	—	(1.5)
Other	0.5	(0.3)

Total	$45.0	$44.5

      On May 30, 2002, the Bankruptcy Court entered an order approving, among other things, the critical employee retention plan (the “CERP”) filed with the Bankruptcy Court in February 2002, which was designed to compensate certain critical employees in order to assure their retention and availability during the Company’s restructuring. The plan has two components that (i) rewarded critical employees who remained with the Company (and certain affiliates of the Company who are not directly involved in the restructuring) during and through the completion of the restructuring (the “Retention Bonus”) and (ii) provided additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeded an established baseline (the “Restructuring Performance Bonus”).
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
      Based on the Company’s compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court, the aggregate amount of the Restructuring Performance Bonus is $12.1 million. Of the aggregate $12.1 million, approximately $6.0 million was paid in cash on July 1, 2003, and approximately $2.0 million was paid on August 29, 2003 as determined by the Company’s Board of Directors. The remaining portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted units of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units will vest as follows, subject to the participant’s continued employment:

•	one half of the restricted units will vest on the first anniversary of the Effective Date

•	one half of the restricted units will vest on the second anniversary of the Effective Date.
      Payments related to Chapter 11 filings not discussed above consisted primarily of professional fees and cure payments and were approximately $1.2 million during the twelve months ended January 31, 2005, and $31.3 million and $22.4 million during the eight months ended January 31, 2004 and the four months ended May 31, 2003, respectively. Payments related to Chapter 11 filings were approximately $81.7 million during fiscal 2002 and consisted primarily of professional fee payments, critical vendor payments, the Retention Bonus, and a portion of accrued interest and fees under the Company’s prepetition credit agreements.
      As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the year ending January 31, 2005 and the eight months ended January 31, 2004 are presented as the “Successor” periods and the pre-emergence financial results of the Company for the four months ended May 31, 2003 and the year ended January 31, 2003 are presented as the “Predecessor” periods. Comparative financial statements do not straddle the Effective Date because, in effect, the Successor Company represents a new entity. As a result of applying fresh start accounting, the Successor will have increased depreciation and amortization expense, no reorganization items, no fresh start accounting adjustments, and lower interest expense in comparison to the Predecessor. Depreciation expense of the Successor is expected to be higher annually resulting from: (a) an increase in the carrying value of certain plant, equipment, and tooling to fair value under fresh start accounting; (b) revisions to remaining estimated useful lives under fresh start accounting; and (c) the increase in the carrying value of other property, plant, equipment and tooling from refinancing certain synthetic leases. Amortization expense of the Successor is expected to be higher annually resulting from an increase in the carrying value of definite-lived intangible assets to fair value under fresh start accounting. Interest expense is expected to decrease resulting from the Successor’s new capital structure.
      For purposes of the periods presented in Management’s Discussion and Analysis of Financial Condition and Result of Operations, the Successor eight months ended January 31, 2004 and the Predecessor four months ended May 31, 2003 have been combined for convenience of discussion and are collectively referred to as “fiscal 2003.”
Results of Operations
      Sales of the Company’s wheels, wheel-end attachments, aluminum structural components, and brake components produced in North America are directly affected by the overall level of passenger car, light truck, and commercial highway vehicle production of North American OEMs, while sales of its wheels and automotive castings in Europe are directly affected by the overall vehicle production in Europe. The North American and European automotive industries are sensitive to the overall strength of their respective economies.
      The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car and light vehicle markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake, and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture wheel and brake products for commercial highway and aftermarket customers in North America. The Other segment also includes financial results related to the Company’s corporate office and elimination of certain intercompany activities.
      Historically, the Company consolidated its international subsidiaries using the twelve month period ended December 31st. Due to more efficient financial reporting procedures, the Company was able to eliminate this one month lag in fiscal 2004. This change is preferable since it aligns the year end reporting date of the Company’s international subsidiaries with the Company’s year end reporting. As a result, the Company’s 2004 fiscal year contains financial information for its international subsidiaries from January 1, 2004 through January 31, 2005. The Company recorded income of $2.6 million as a cumulative effect of a change in accounting principle, which represents the net income of its international subsidiaries for the month of January 2004. The amounts presented for the Company’s international subsidiaries for its fiscal 2003 balance sheet are still reported as of December 31st, and the results of operations presented for fiscal 2003 and 2002 are still for the respective twelve month periods ended December 31st.

Fiscal 2004 Compared to Fiscal 2003

Net Sales

	2004	2003	$ Change

	(Dollars in millions)
Automotive Wheels	$1,388.8	$1,228.8	$160.0
Components	696.5	708.3	(11.8)
Other	159.2	119.3	39.9

Total	$2,244.5	$2,056.4	$188.1

      The Company’s net sales for the fiscal year ended January 31, 2005 increased $188.1 million to $2,244.5 million from $2,056.4 million in the fiscal year ended January 31, 2004. After adjusting for the net impact of favorable exchange rate fluctuations, relative to the U.S. dollar, net sales for the fiscal year of 2004 improved 5.1% or approximately $104.9 million as compared to the same period in 2003.
      Net sales from the Automotive Wheels segment increased $160.0 million to $1,388.8 million in fiscal year 2004 from $1,228.8 million in fiscal year 2003. Automotive Wheels net sales were favorably impacted by foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by approximately $73 million. The Company acquired a controlling interest in its steel wheel joint venture in Turkey during the fourth quarter of 2003 and acquired the assets of an aluminum wheel plant in Mexico that it had held a 40% interest in as a joint venture. The consolidation of those sales and increases in international volumes increased net sales in fiscal 2004 by $139 million. These increases were partially offset by decreased unit pricing, unfavorable product mix and lower customer production requirements in North America primarily due to the termination of certain programs by OEM customers.
      Net sales from Components decreased $11.8 million to $696.5 million in fiscal 2004 from $708.3 million in fiscal 2003. The decrease in Components net sales was primarily due to lower customer production requirements and lower unit pricing. This decrease was partially offset by favorable foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by approximately $12 million, and a more favorable product mix.
      Other net sales increased $39.9 million to $159.2 million during fiscal 2004 from $119.3 million during fiscal 2003. This increase was primarily due to higher volumes in the Company’s commercial highway and aftermarket operations as trailer builds continued to increase in fiscal 2004 from 2003.

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items
      Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is used as a non-GAAP measure of the Company’s profitability because it excludes fresh start accounting adjustments and reorganization items, which do not represent normal operating performance of the Company as these items relate only to the Company’s Chapter 11 Filings and emergence. Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is calculated as follows (dollars in millions):

	2004	2003

Earnings from operations	$21.7	$62.0
Excluding:
Fresh start accounting adjustments	—	(63.1)
Reorganization items	—	45.0

Earnings from operations excluding fresh start accounting adjustments and reorganization items	$21.7	$43.9

      The following tables present earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items, as well as other information by segment (dollars in millions):

	2004

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$54.4	$(25.6)	$(7.1)	$21.7
Asset impairments and other restructuring charges:
Impairment of machinery, equipment, and tooling	$(2.2)	$—	$—	$(2.2)
Facility closure costs	(4.8)	0.2	—	(4.6)
Severance and other restructuring costs	(1.4)	(0.6)	(0.5)	(2.5)

Total asset impairments and other restructuring charges	$(8.4)	$(0.4)	$(0.5)	$(9.3)

	2003

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$57.6	$9.3	$(23.0)	$43.9
Fresh start accounting adjustments	57.9	27.7	(22.5)	63.1
Reorganization items	(0.1)	0.2	(45.1)	(45.0)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(1.5)	$(0.9)	$—	$(2.4)
Impairment of machinery, equipment, and tooling	(21.4)	(10.0)	—	(31.4)
Facility closure costs	(0.9)	—	—	(0.9)
Severance and other restructuring costs	(0.6)	—	—	(0.6)

Total asset impairments and other restructuring charges	$(24.4)	$(10.9)	$—	$(35.3)

      The Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $22.2 million in fiscal 2004 to $21.7 million from earnings of $43.9 million in fiscal 2003. Lower OEM production requirements in North America, lower selling prices, and the impact of higher steel raw material costs, net of recoveries, reduced earnings from operations by $64.4 million. Depreciation expense was $9.2 million higher due to the application of fresh start accounting for a full year in fiscal 2004. Higher management, general, and administrative and research and engineering expenses reduced earnings from operations by $28.7 million. These expenses were higher due to the impact of currency, the inclusion of the Turkish acquisition for a full year in fiscal 2004, and higher costs for the Company’s new system implementation and costs associated with Sarbanes-Oxley compliance. Improved operating performance and higher overall volumes internationally improved earnings from operations by $50.1 million. Lower asset impairment and other restructuring charges improved earnings from operations by $26 million.
      Earnings from operations excluding fresh start accounting adjustments and reorganization items at the Company’s Automotive Wheels operations decreased by $3.2 million in fiscal 2004 compared to the same period in 2003. Lower OEM production requirements in North America, lower selling prices and higher steel raw material costs, net of recoveries, reduced earnings from operations by $47.9 million. Higher management, general, and administrative expenses reduced earnings from operations by $14.4 million. These higher expenses were primarily a result of exchange rate changes, implementation of the Company’s new information systems in the United States and costs associated with Sarbanes-Oxley compliance. The Automotive Wheels segment reduced asset impairment losses, other restructuring charges, and severance by $16 million and implemented cost reduction and productivity improvements that resulted in $14.3 million in savings in fiscal

2004 compared to fiscal 2003. Unit volume increases in the segment’s international markets increased earnings from operations in 2004 by $25.5 million.
      Components earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $34.9 million in fiscal 2004 compared to the same period in fiscal 2003. During fiscal 2004 lower selling prices, higher steel raw material costs, net of recoveries, and lower volumes reduced earnings from operations by $30.3 million. Higher management, general, and administrative expenses and research and engineering expenses reduced earnings from operations by $13.0 million. These higher costs were primarily the result of exchange rate changes, implementation of the Company’s new information system in the United States, and costs associated with Sarbanes-Oxley compliance. Components recorded asset impairment losses and restructuring charges of $0.4 million and $10.9 million, in 2004 and 2003 respectively, at various facilities.
      Loss from operations excluding fresh start accounting adjustments and reorganization items in the Company’s Other segment improved by $15.9 million in fiscal 2004 compared to fiscal 2003. This improvement is primarily the result of increased volumes and improved pricing in the Company’s commercial highway and aftermarket operations.

Interest Expense, net
      Interest expense, net, was $43.9 million for fiscal 2004 compared to $64.8 million for fiscal 2003. Interest expense, net, between the two periods is not comparable because of the Company’s new capital structure established upon emergence from Chapter 11. See Notes 1, “Description of Business, Chapter 11 Filings, and Emergence from Chapter 11”, and Note 11, “Bank Borrowings, Other Notes, and Long-Term Debt”, to the consolidated financial statements included herein regarding the Company’s new capital structure.
      Further, interest expense, net, for fiscal 2004 includes a $7.7 million increase to interest income as a result of adjusting to fair value the Company’s outstanding Series A Warrants and Series B Warrants, which are recorded as liabilities on the consolidated balance sheet as of January 31, 2005.

Income Taxes
      Income tax expense was $19.7 million for fiscal 2004 compared to $71.2 million for fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002

Net Sales

	2003	2002	$ Change

	(Dollars in millions)
Automotive Wheels	$1,228.8	$1,168.8	$60.0
Components	708.3	737.7	(29.4)
Other	119.3	95.1	24.2

Total	$2,056.4	$2,001.6	$54.8

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
      Net sales from the Automotive Wheels segment increased $60.0 million to $1,228.8 million in fiscal year 2003 from $1,168.8 million in fiscal year 2002. Automotive Wheels net sales were favorably impacted by foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by approximately $118 million, and also by favorable product mix. These increases were partially offset by decreased unit pricing and lower customer production requirements in North America primarily due to the termination and balancing out of certain programs by OEM customers.

      Net sales from Components decreased $29.4 million to $708.3 million in fiscal 2003 from $737.7 million in fiscal 2002. The decrease in Components net sales was primarily due to lower customer production requirements, the termination and balancing out of certain programs and lower unit pricing, which was partially offset by a more favorable product mix. Net sales in fiscal 2002 were $16 million higher compared to fiscal 2003 due to the closure of the Company’s Petersburg, Michigan facility and the sale of the Company’s Maulbronn, Germany foundry in fiscal 2002. This was offset by the impact of favorable foreign exchange rate fluctuations, which increased net sales by approximately $20 million.
      Other net sales increased $24.2 million to $119.3 million during fiscal 2003 from $95.1 million during fiscal 2002. This increase was primarily due to higher volumes in the Company’s commercial highway and aftermarket operations, as trailer builds continued to increase in fiscal 2003 from 2002.

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items
      Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is used as a non-GAAP measure of the Company’s primary profitability measure because it excludes fresh start accounting adjustments and reorganization items that do not represent normal operating performance of the Company as these items relate only to the Company’s Chapter 11 Filings and emergence. Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is calculated as follows (dollars in millions):

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

      The following tables present earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items, as well as other information by segment (dollars in millions):

	2003

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$57.6	$9.3	$(23.0)	$43.9
Fresh start accounting adjustments	57.9	27.7	(22.5)	63.1
Reorganization items	(0.1)	0.2	(45.1)	(45.0)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(1.5)	$(0.9)	$—	$(2.4)
Impairment of machinery, equipment and tooling	(21.4)	(10.0)	—	(31.4)
Facility closure costs	(0.9)	—	—	(0.9)
Severance and other restructuring costs	(0.6)	—	—	(0.6)

Total asset impairments and other restructuring charges	$(24.4)	$(10.9)	$—	$(35.3)

	2002

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$40.5	$26.1	$(22.4)	$44.2
Reorganization items	(8.0)	(1.0)	(35.5)	(44.5)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(1.7)	$(0.8)	$—	$(2.5)
Impairment of machinery, equipment and Tooling	(25.1)	(0.8)	(0.5)	(26.4)
Facility closure costs	(6.7)	—	—	(6.7)
Severance and other restructuring costs	(2.9)	(1.0)	(4.0)	(7.9)

Total asset impairments and other restructuring charges	$(36.4)	$(2.6)	$(4.5)	$(43.5)

      The Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $0.3 million in fiscal 2003 to $43.9 million from earnings of $44.2 million in fiscal 2002. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by approximately $12 million from fiscal 2002. This decline is primarily driven by a $25.5 million increase in depreciation and amortization expense due primarily to the adoption of fresh start accounting upon the Company’s emergence from Chapter 11. Improved operating performance and a favorable product mix improved earnings from operations by $43 million, but were partially offset by lower OEM production requirements and increased pricing pressures of $33 million.
      Earnings from operations excluding fresh start accounting adjustments and reorganization items at the Company’s Automotive Wheels operations increased by $17.1 million from fiscal 2002 compared to the same period in 2003. The Company’s Automotive Wheels segment recorded asset impairment losses and other restructuring charges of $24.4 million in 2003 and $36.4 million in fiscal 2002. It recorded asset impairment losses when it determined, based on its most recent sales projections, that its current estimate of the future undiscounted cash flows from certain of its facilities would not be sufficient to recover the carrying value of the fixed assets and production tooling at those facilities and also when management’s plan for the future use of machinery and equipment changed. In fiscal 2003, Automotive Wheels recorded asset impairment losses and restructuring charges of $5.7 million at its La Mirada, California facility, $6.4 million at its Gainesville, Georgia operations, and $8.8 million at its Howell, Michigan facility. The Automotive Wheels segment also recorded $3.5 million of impairment losses and other restructuring costs at various facilities in fiscal 2003. Further, on April 1, 2004 the Company announced the closure of its Howell, Michigan facility. During fiscal 2002, Automotive Wheels recorded asset impairment losses of $15.5 million at its La Mirada, California facility, $3.3 million of impairment losses at its Sedalia, Missouri facility and $2.2 million at the Company’s Howell, Michigan facility, as well as $8.6 million in impairment losses and facility closure costs related to its Somerset, Kentucky facility, and $6.8 million in impairment losses and other restructuring costs at various facilities. The remaining increase in Automotive Wheels earnings from operations excluding fresh start accounting adjustments and reorganization items is due primarily to improved operating performance and favorable fluctuations in foreign exchange rates relative to the U.S. dollar, which improved earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $23 million and $10 million, respectively. This was partially offset by lower OEM production requirements in North America and increased pricing and customer satisfaction pressures, which decreased earnings from operations by approximately $19 million. Higher depreciation and amortization expense primarily related to the Company’s adoption of fresh start accounting upon emergence from Chapter 11 decreased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $6 million. Earnings from operations excluding fresh start accounting adjustments and reorganization items for fiscal 2003 also includes absorption of the $3.6 million fair value adjustment to inventory included in the Successor’s opening balance sheet, which negatively impacted earnings.

      Components earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $16.8 million in fiscal 2003 compared to the same period in fiscal 2002. During fiscal 2003 and 2002, Components recorded asset impairment losses and restructuring charges of $10.9 million and $2.6 million, respectively, at various facilities. Components recorded asset impairment losses of $7.5 million in 2003 when it determined, based on its most recent sales projections, that its current estimate of the future undiscounted cash flows from the Wabash, Indiana facility would not be sufficient to recover the carrying value of that facility’s building, fixed assets, and production tooling. Improved operating performance and higher value added sales increased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $22 million during fiscal 2003. This increase was offset by lower OEM production requirements and increased pricing pressures, which decreased earnings from operations by $19 million, as well as the $1.6 million fair value adjustment to inventory included in the Successor’s opening balance sheet, which negatively impacted earnings. Higher depreciation and amortization expense, due primarily to the Company’s adoption of fresh start accounting during emergence from Chapter 11, decreased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $11 million.
      Loss from operations excluding fresh start accounting adjustments and reorganization items in the Company’s Other segment increased by $0.6 million in fiscal 2003. Subsequent to the Company’s emergence from Chapter 11, it continued to incur post-emergence bankruptcy-related professional fees and it also established a long term incentive plan for senior management during 2003, which combined decreased earnings from operations by approximately $10 million. This was partially offset by increased volumes and improved operating performance in the Company’s commercial highway and aftermarket operations. Earnings from the Company’s other segment were also negatively impacted in fiscal 2002 by $4.0 million of restructuring costs, primarily related to an early retirement program.

Interest Expense, net
      Interest expense, net, was $64.8 million for fiscal 2003 compared to $72.7 million for fiscal 2002. Interest expense, net, between the two periods is not comparable because of the Company’s new capital structure established upon emergence from Chapter 11. (See Note 1, Description of Business, Chapter 11 Filings and Emergence from Chapter 11, and Note 11, Bank Borrowings. Other Notes and Long-Term Debt included herein regarding the Company’s new capital structure.)
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

Liquidity and Capital Resources

Cash Flows
      Operating Activities: The Company’s cash flows provided by operations increased $49.6 million to $164.6 million fiscal 2004 from $115.0 million in fiscal 2003. This improvement resulted primarily from improved domestic vendor payment terms and decreased receivables. The lower receivables level is a result of the implementation of the accounts receivable securitization program. The impact of this program was partially offset by the discontinuance of accelerated payment programs in which the Company participated, higher sales.
      Investing Activities: Cash used for investing activities decreased by $12.9 million to $158.0 million in fiscal 2004 from $170.9 million in fiscal 2003. The decrease primarily resulted from the purchases of a controlling interest in the Company’s joint ventures in Turkey and Mexico in 2003, partially offset by increased capital spending in 2004.
      Capital expenditures in fiscal 2004 were $158.7 million. These expenditures were primarily used to meet demand for new vehicle platforms and support maintenance and cost reduction programs, including approximately $16 million for renovation and expansion of its aluminum wheel plant located in Chihuahua, Mexico. The Company anticipates capital expenditures for fiscal 2005 will be approximately $145 million.
      Financing Activities: Cash used for financing activities increased by $54.0 million during fiscal 2004 compared with fiscal 2003.
      On February 11, 2004, the Company closed on a primary offering of 7,720,970 shares of its common stock for net proceeds of $117.0 million. On March 12, 2004, the Company used a portion of the net proceeds to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding Senior Notes at a redemption price of 110.5%. This redemption resulted in a loss on early extinguishment of $11.8 million during the first quarter of fiscal 2004, including $2.6 million related to original issue discount and debt issuance costs on the redeemed portion of the Senior Notes. The Company also used a portion of the primary stock offering proceeds to prepay $16.0 million, plus accrued and unpaid interest thereon, of its Term Loan on February 12, 2004. Upon prepayment, the Company recognized a loss on early extinguishment of $0.4 million related to debt issuance costs on the prepaid portion of the Term Loan.
      During fiscal 2004, the Company also repaid in full $13.1 million of notes payable issued in conjunction with the purchases of its Chihuahua, Mexico and Manisa, Turkey facilities.

Sources of Liquidity
      The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure, restructuring and reorganization requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) cash and cash equivalents on hand, including proceeds from the new term loan closed April 11, 2005, (iv) proceeds related to the Company’s $75.0 million trade receivable securitization program, and (v) borrowings under the $100.0 million revolving credit facility under the Credit Facility. While the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future capital market conditions.
      The Company continues to implement operational improvements, which consist of a number of cost-cutting and profit-enhancing initiatives. If the implementation of the operational improvements is not successful, the Company may be unable to offer products at competitive prices to generate sufficient operating funds to pay the interest on the Senior Notes and make payments due under its Credit Facility. In such event, there can be no assurance that alternative sources of financing would be available to the Company or, if available, that such financing would be on commercially reasonable terms.

Other Liquidity Matters
      During the third quarter of fiscal 2004, two of the Company’s OEM customers in the U.S. notified the Company of the discontinuance of accelerated payment programs in which the Company participated. The termination of these programs negatively impacted cash flow during fiscal 2004 by approximately $16 million and is expected to negatively impact future cash flow through March 2005 by an additional $14 million. The Company’s securitization program is intended to offset the negative impact associated with the loss of these programs.

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

Credit Ratings

	S&P		Moody’s

Senior secured rating	BB	-	B1
Senior unsecured rating	B		B3

Significant Financial Covenants
      The indenture governing the Company’s Senior Notes, Credit Facility and other debt agreements contain a number of significant covenants that, among other things, restrict its ability, and the ability of its subsidiaries, to:

•	declare dividends or redeem or repurchase capital stock

•	prepay, redeem or purchase debt, including the Senior Notes

•	incur liens and engage in sale-leaseback transactions

•	make loans and investments

•	incur additional debt, including borrowings under the Company’s revolving credit facility

•	amend or otherwise alter certain debt documents

•	make capital expenditures

•	engage in mergers, acquisitions and asset sales

•	enter into transactions with affiliates

•	alter the business the Company conducts.
      In addition, under the Credit Facility the Company is required to satisfy certain financial covenants, including covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio, and the Company may become subject to additional or more restrictive covenants in connection with any future borrowing. The Company’s ability to comply with these covenants may be affected by events beyond its control. If the Company is unable to comply with the covenants under the indenture governing the Senior Notes, the Credit Facility, or any of its other debt instruments, there would be a default which, if not waived, could result in acceleration of the Company’s debt and its bankruptcy if the Company were unable to repay the amounts owed. Additionally, a default resulting from the Company’s failure to comply with such covenants or the applicable borrowing conditions would preclude it from borrowing additional funds. Compliance with the covenants could cause the Company to conduct its business, or to forgo opportunities, in such a manner as to materially harm the business.
      Although the agreement governing the Credit Facility and the indenture governing the Senior Notes impose limits on the Company’s ability to incur additional debt, the Company may incur significant additional debt in the future. The degree to which the Company will be leveraged could have important consequences, including:

•	requiring a substantial portion of the Company’s cash flow from operations to be dedicated to debt service and therefore not available to the Company for operations, capital expenditures, and future business opportunities

•	increasing the Company’s vulnerability to a downturn in general economic conditions or in its business

•	limiting the Company’s ability to adjust to changing market conditions, placing the Company at a competitive disadvantage compared to its competitors that have relatively less debt

•	limiting the Company’s ability to obtain additional financing or access its revolving credit facility in the future for capital expenditures, working capital or general corporate purposes.

Postretirement Benefits
      The Medicare Prescription Drug, Improvement, and Modernization Act, which was signed into law on December 8, 2003, expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree welfare programs and has determined that this legislation reduces the Company’s costs for some of these programs. In accordance with guidance from the FASB, the Company adopted the provisions of FASB Staff Position No. FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” (“FSP 106-2”) in the third quarter of 2004 and elected to recognize the effect of the subsidy retroactively. The reduction in interest costs related to the third quarter of fiscal 2004 was $0.2 million and the increased amortization of net gain for the same period was $0.2 million. The reduction in the Company’s accumulated postretirement benefit obligation was approximately $13.3 million.

Off Balance Sheet Arrangements
      On December 9, 2004 the Company established an accounts receivable securitization facility in the U.S., which provides up to $75.0 million in funding from commercial paper conduits sponsored by commercial lenders. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors. Pursuant to the securitization facility, certain of the Company’s subsidiaries sell trade accounts receivable to a non-consolidated special purpose entity, which resells the receivables to a qualifying special purpose entity, which then pledges the receivables to secure borrowings from commercial paper conduits. The securitization transactions are accounted for as sales of the receivables under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and were removed from the consolidated balance sheets. The proceeds received are included in cash flows from operating activities in the consolidated statements of cash flows. Costs associated with the receivables facility are recorded as other expense in the consolidated statements of operations. The Company began selling receivables pursuant to the securitization program during the fourth quarter of fiscal 2004. As of January 31, 2005 the Company had sold $57.0 million under this program.

Contractual Obligations
      The following table identifies the Company’s significant contractual obligations as of January 31, 2005 (dollars in millions):

	Payment Due by Period

	Less Than	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total

Short-term borrowings	$0.6	$—	$—	$—	$0.6
Long-term debt	6.0	51.5	387.7	162.4	607.6
Mortgage note payable	0.2	—	22.0	—	22.2
Capital lease obligations	4.3	2.9	4.6	—	11.8
Operating leases	14.5	17.6	5.1	0.3	37.5
Redeemable preferred stock of subsidiary	—	—	—	11.3	11.3
Capital expenditures	32.7	—	—	—	32.7

Total obligations	$58.3	$72.0	$419.4	$174.0	$723.7

Other Cash Requirements
      The Company anticipates the following approximate significant cash requirements to be paid in fiscal 2005 (dollars in millions):

Interest	$58.3
Taxes	32.4
Short-term incentive compensation	9.0
Pension and other postretirement benefits funding	35.4
Restructuring costs	13.7
Various Automotive Wheels and Components customer satisfaction issues	6.1

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
      The value of the Company’s consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in the Euro and the Brazilian Real, are affected by the translation into the Company’s reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of stockholders’ equity. Foreign exchange rate fluctuations could have an increased impact on the Company’s reported results of operations. However, due to the self-sustaining nature of the Company’s foreign operations (which maintain their own credit facilities, enter into borrowings and incur costs in their respective local currencies), the Company believes it can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, the Company has, from time to time, entered into certain foreign currency swap arrangements. Additionally, foreign exchange rate fluctuations affect the comparability of year over year operating results.
      The Company periodically analyzes the impact of foreign exchange fluctuations related to its forward foreign currency exchange contracts on earnings and has determined that, at January 31, 2005, excluding the translation effects referred to above, a hypothetical 10% adverse movement in foreign exchange rates would not have a material effect on earnings, fair values, or cash flows related to these forward foreign currency exchange contracts.

Interest Rates
      The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. Under the Company’s post-emergence capital structure at January 31, 2005, approximately $458.5 million of the Company’s debt was variable rate debt. A hypothetical 10% adverse movement in the interest rate on variable rate debt would affect earnings by approximately

$2.5 million on an annual basis. Approximately $183.7 million of the Company’s debt was fixed rate debt at January 31, 2005. A hypothetical 10% adverse movement in interest rates would result in a loss in the fair value of this fixed rate debt of approximately $5.1 million.

Commodities
      The Company relies upon the supply of certain raw materials and other inputs in its production process and has entered into firm purchase commitments for substantially all of its aluminum and steel requirements for 2005. The Company manages the exposures associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company occasionally uses forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding. The Company had no significant forward contracts during fiscal 2003 and 2004.

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

Technological and Regulatory Changes
      Changes in legislative, regulatory, or industry requirements or in competitive technologies may render certain of the Company’s products obsolete or less attractive. The Company’s ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in the Company’s ability to remain competitive. There can be no assurance that the Company will be able to achieve the technological advances that may be necessary for the Company to remain competitive or that certain of the Company’s products will not become obsolete. The Company is also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development, and failure of products to operate properly.

International Operations
      Approximately 51% of the Company’s net sales in fiscal 2004 were derived from sales in foreign markets. The Company expects sales from international markets to continue to represent a substantial portion of net sales. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system

•	foreign customers may have longer payment cycles

•	foreign countries may impose additional withholding taxes or otherwise tax the Company’s foreign income, impose tariffs, or adopt other restrictions on foreign trade or investment, including exchange controls

•	United States export licenses may be difficult to obtain

•	intellectual property rights may be more difficult to enforce in foreign countries

•	political or economic conditions in the countries in which the Company operates could have an adverse effect on its earnings from operations in those countries

•	unexpected adverse changes in foreign laws or regulatory requirements may occur

•	compliance with a variety of foreign laws and regulations may be difficult

•	differing foreign tax structures may subject the Company to additional taxes or affect the Company’s ability to repatriate cash from its foreign subsidiaries in a tax-efficient manner.
      Any of these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Influence on the Company’s Board of Directors by Significant Stockholders
      Based on the most recent information made available to the Company, as of December 31, 2004, there were six persons or entities that owned or controlled 5% or more of its common stock. The following table sets forth these persons or entities, the number of shares of common stock held at December 31, 2004 and the percentage of the Company’s total common stock outstanding:

Stockholder	Shares		Percentage(1)

AP Wheels, LLC	3,346,983	(2)	9.0%
Atticus Capital. L.L.C.	3,056,785		8.2%
Perry Corp.	2,514,800		6.8%
Deutsche Bank AG	2,289,420		6.1%
Amalgamated Gadget, L.P.	2,199,002		5.9%
Credit Suisse First Boston	2,048,237		5.5%

(1)	Based on 37,265,962 shares outstanding at March 15, 2005.

(2)	Excludes shares issuable on exercise of warrants or conversion of shares of preferred stock of HLI Operating Company, Inc.
      The members of AP Wheels, LLC (“Apollo”) are various funds managed by Apollo Management V, L.P. Amalgamated Gadget, L.P. and Perry Corp. hold shares on behalf of one or more funds managed by them. Any of these entities or funds managed by them could acquire additional shares in the future. These entities are in the business of making investments in, and acquiring, other companies, and may from time to time hold interests in companies that compete directly or indirectly with us. Other than the entities set forth in the above table, the Company is not aware of any other person or entity that owns or controls 5% or more of its common stock.
      The Company executed a Registration Rights Agreement with Apollo dated as of July 1, 2004 (the “Registration Agreement”). In connection with the Registration Agreement, the Company is required, under certain conditions, to file a registration statement to register the shares owned by Apollo in the Company, and to take other actions to assist with the sale of Apollo’s shares. The Company is required to file the registration statement within 45 days of receipt of a demand notice from Apollo; provided however, that the Company may delay the filing of the registration statement for up to an additional 90 days under certain conditions. The Company received a demand notice from Apollo in March of 2005, requesting that the Company file a registration statement with respect to all of Apollo’s shares. The Company is currently reviewing the demand notice.
      Under the Company’s Plan of Reorganization upon its emergence from bankruptcy, holders of certain claims received distributions of shares of the Company’s common stock. Additionally, the lenders under the Company’s Prepetition Credit Agreement collectively received approximately 53% of the common stock issued upon emergence from bankruptcy, and the former holders of the Company’s 11.875% senior notes due 2006 (“Old Senior Notes”) collectively received an aggregate of approximately 45% of the Company’s common stock issued upon emergence from bankruptcy. If the holders of a significant number of shares of the

Company’s common stock were to act as a group, such holders could be in a position to control the outcome of actions requiring stockholder approval, such as an amendment to the Company’s certificate of incorporation, the authorization of additional shares of capital stock, and any merger, consolidation, sale of all or substantially all of the Company’s assets, and could prevent or cause a change of control of the Company, all of which may adversely affect the market price of its common stock.
      Moreover, each of Apollo, the administrative agent under the Prepetition Credit Agreement, the ad hoc committee of lenders under the Prepetition Credit Agreement and the former holders of Old Senior Notes have designated members of the Company’s initial board of directors. All of the Company’s board members were newly appointed members upon the Company’s emergence from bankruptcy other than Curtis Clawson, who was a member of the board prior to emergence, and Mohsen Sohi and Laurie Siegel who were appointed in 2004.

Critical Accounting Policies
      The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Considerable judgment is often involved in making these determinations; the use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate; however, actual results could differ from those estimates.

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

Goodwill impairment testing
      On February 1, 2002, the Company adopted FASB SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets must be tested for impairment annually. Other definite-lived intangible assets continue to be amortized over their estimated lives.
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

Allowance for uncollectible accounts
      The allowance for uncollectible accounts provides for losses believed to be inherent within the Company’s receivables (primarily trade receivables). Management evaluates both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions. Management believes, based on its review, that the allowance for uncollectibles is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on the Company’s customers.

Income Taxes
      In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company’s assets and liabilities. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income tax assets when, in the Company’s judgment, based upon currently available information and other factors, it is more likely than not that a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals. The Company believes that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.
      The Company has not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that management has determined are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.
      The Company has a liability for taxes that may become payable as a result of future audits by tax authorities. The tax amounts are analyzed periodically, and adjustments are made as events occur to warrant adjustment.

Valuation of Series A Warrants and Series B Warrants
      The Company’s Series A Warrants and Series B Warrants are classified as liabilities that were initially measured at fair value and will subsequently be measured at fair value with changes in fair value recognized in interest expense. The fair value of the Series A Warrants and Series B Warrants at January 31, 2004 was approximately $8.2 million. As of January 31, 2005, the fair value of the Series A Warrants and Series B Warrants was approximately $0.5 million. The Series A Warrants and Series B Warrants were valued utilizing the Black-Scholes model that requires the estimation of several variables in the formula.

New Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123-R”). SFAS 123-R establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those securities. SFAS 123-R also requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS 123-R applies to all awards granted on or after July 1, 2005, and to awards modified, vested, repurchased, or canceled after that date. As a result of implementation, the Company will record approximately $1.5 million and $0.5 million of compensation expense in fiscal 2006 and 2007, respectively, related to stock options granted prior to July 1, 2005.
      In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs — an amendment of ARB No. 43, Chapter 4” which clarifies that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the financial statements of the Company.
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

Item 8.	Financial Statements and Supplementary Data
HAYES LEMMERZ INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Hayes Lemmerz International, Inc.:
      We have audited the accompanying consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2005 and 2004 (the Successor), and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended January 31, 2005, and the period from June 1, 2003 to January 31, 2004 (Successor periods), the period from February 1, 2003 to May 31, 2003 and the year ended January 31, 2003 (Predecessor periods). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2005 and 2004 (the Successor), and the results of their operations and their cash flows for the year ended January 31, 2005, and the period from June 1, 2003 to January 31, 2004 (Successor periods), the period from February 1, 2003 to May 31, 2003 and the year ended January 31, 2003 (Predecessor periods), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hayes Lemmerz International, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 18, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
      As described in Notes 1 and 2 to the consolidated financial statements, the Successor emerged from bankruptcy on June 3, 2003 pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court by order dated May 12, 2003. Accordingly, the accompanying consolidated financial statements of the Successor have been prepared in conformity with the fresh start accounting provisions of the AICPA’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). As a result, the consolidated financial statements of the Successor are presented on a different basis than that prior to the reorganization and, therefore, are not comparable in all respects.
      As described in Note 2, for the year ended January 31, 2005 the Successor eliminated the one-month lag previously related to the consolidation of the financial statements of its international subsidiaries. As described in Notes 2 and 8, effective February 1, 2002, the Predecessor adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP
Detroit, Michigan
April 18, 2005

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor

	Year	Eight Months	Four Months	Year
	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,
	2005	2004	2003	2003

	(Dollars in millions, except per share amounts)
Net sales	$2,244.5	$1,366.6	$689.8	$2,001.6
Cost of goods sold	2,041.5	1,225.8	611.3	1,793.9

Gross profit	203.0	140.8	78.5	207.7
Marketing, general and administrative	166.5	96.2	41.6	123.5
Amortization of intangible assets	13.8	8.5	1.6	3.3
Asset impairments and other restructuring charges	9.3	28.9	6.4	43.5
Other income, net	(8.3)	(4.3)	(3.5)	(6.8)
Reorganization items	—	—	45.0	44.5
Fresh start accounting adjustments	—	—	(63.1)	—

Earnings (loss) from operations	21.7	11.5	50.5	(0.3)
Interest expense, net (excluding $38.7 million and $117.6 million not accrued on liabilities subject to compromise during the four months ended May 31, 2003, and the year ended January 31, 2003, respectively)	43.9	42.1	22.7	72.7
Other non-operating expense	1.7	1.1	—	—
Loss on early extinguishment of debt	12.2	—	—	—

Earnings (loss) before taxes on income, minority interest, cumulative effect of change in accounting principle and extraordinary gain	(36.1)	(31.7)	27.8	(73.0)
Income tax expense	19.7	10.9	60.3	3.6

Loss before minority interest, cumulative effect of change in accounting principle and extraordinary gain	(55.8)	(42.6)	(32.5)	(76.6)
Minority interest	9.1	3.9	1.2	3.5

Loss before cumulative effect of change in accounting principle and extraordinary gain	(64.9)	(46.5)	(33.7)	(80.1)
Cumulative effect of change in accounting principle, net of tax of $0.8 and $0.0, respectively	2.6	—	—	(554.4)
Extraordinary gain on debt discharge, net of tax of $0.0	—	—	1,076.7	—

Net income (loss)	$(62.3)	$(46.5)	$1,043.0	$(634.5)

Basic and diluted:
Loss before cumulative effect of change in accounting principle and extraordinary gain	$(1.73)	$(1.55)
Cumulative effect of change in accounting principle, net of tax of $0.8	0.07	—
Extraordinary gain on debt discharge	—	—

Net loss	$(1.66)	$(1.55)

Weighted average shares outstanding	37.6	30.0
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Successor

	January 31,	January 31,
	2005	2004

	(Dollars in millions,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35.2	$48.5
Receivables, net of allowance of $6.2 million at January 31, 2005 and $6.6 million at January 31, 2004	241.4	325.5
Other receivables	77.0	—
Inventories	212.6	189.3
Deferred tax assets	2.2	2.7
Prepaid expenses and other	19.4	13.9
Assets held for sale	7.7	12.4

Total current assets	595.5	592.3
Property, plant and equipment, net	1,000.3	966.5
Deferred tax assets	9.8	7.9
Goodwill	417.9	416.2
Customer relationships, net	155.3	160.8
Other intangible assets, net	78.0	76.4
Other assets	45.2	77.6

Total assets	$2,302.0	$2,297.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank borrowings and other notes	$0.6	$14.2
Current portion of long-term debt	10.5	11.3
Accounts payable and accrued liabilities	405.3	355.5

Total current liabilities	416.4	381.0
Long-term debt, net of current portion	631.1	752.4
Deferred tax liabilities	81.1	98.5
Pension and other long-term liabilities	426.6	428.0
Series A Warrants and Series B Warrants	0.5	8.2
Redeemable preferred stock of subsidiary	11.3	10.5
Minority interest	33.7	23.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at January 31, 2005	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized; 37,865,962 and 30,000,000 issued and outstanding at January 31, 2005 and 2004, respectively	0.4	0.3
Additional paid in capital	670.6	548.2
Accumulated deficit	(108.8)	(46.5)
Accumulated other comprehensive income	139.1	93.9

Total stockholders’ equity	701.3	595.9

Total liabilities and stockholders’ equity	$2,302.0	$2,297.7

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor

	Year	Eight Months	Four Months	Year
	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,
	2005	2004	2003	2003

	(Dollars in millions)
Cash flows from operating activities:
Net income (loss)	$(62.3)	$(46.5)	$1,043.0	$(634.5)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and tooling amortization	164.3	102.6	44.8	128.7
Amortization of intangibles	13.8	8.5	1.6	3.3
Amortization of deferred financing fees and accretion of discount	3.7	2.4	1.6	5.9
Interest income resulting from fair value adjustment of Series A Warrants and Series B Warrants	(7.7)	(1.1)	—	—
Change in deferred income taxes	(8.0)	(1.7)	51.3	14.4
Asset impairments	2.2	28.4	5.3	28.9
Minority interest	9.1	3.9	1.2	3.5
Subsidiary preferred stock dividends accrued	0.8	0.5	—	—
Equity compensation expense	5.5	4.1	—	—
Goodwill impairment	—	—	—	554.4
Loss on early extinguishment of debt	12.2	—	—	—
Loss (gain) on disposal of assets and businesses	0.9	(0.4)	(0.4)	(0.5)
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	93.2	6.1	(13.7)	(1.0)
Other receivables	(77.0)	—	—	—
Inventories	(15.3)	16.0	(4.0)	(16.5)
Prepaid expenses and other	(8.7)	0.9	5.2	2.4
Accounts payable and accrued liabilities	39.1	5.4	(4.5)	(0.7)
Chapter 11 items:
Reorganization items	—	—	45.0	44.5
Fresh start accounting adjustments	—	—	(63.1)	—
Extraordinary gain on debt discharge	—	—	(1,076.7)	—
Interest accrued on Credit Agreement	—	—	16.9	54.6
Payments related to Chapter 11 Filings	(1.2)	(45.2)	(22.4)	(81.7)

Cash provided by operating activities	164.6	83.9	31.1	105.7

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(158.7)	(106.7)	(26.3)	(106.8)
Purchase of equipment previously leased	—	—	(23.6)	—
Purchase of businesses, net of cash acquired	—	(19.8)	—	(7.2)
Proceeds from disposal of assets and businesses	0.7	4.7	0.8	9.6

Cash used for investing activities	(158.0)	(121.8)	(49.1)	(104.4)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	(0.7)	(16.0)	(59.7)	14.5
Proceeds from (redemption of) Senior Notes, net of discount and related fees	(96.7)	—	242.8	—
Proceeds from (redemption of) Term Loan, net of related fees	(16.0)	—	436.1	—
Payment to prepetition lenders	—	—	(477.3)	—
Payment to holders of Old Senior Notes	—	—	(13.0)	—
Repayment of long-term debt	(17.5)	(83.9)	—	—
Repayment of notes payable issued in connection with purchases of businesses	(13.1)	—	(2.0)	—
Net proceeds from issuance of common stock	117.0	—	—	—

Cash provided by (used for) financing activities	(27.0)	(99.9)	126.9	14.5

Effect of exchange rate changes on cash and cash equivalents	5.7	7.2	4.1	5.1

Increase (decrease) in cash and cash equivalents	(14.7)	(130.6)	113.0	20.9
Adjustment for the elimination of the one month lag	1.4	—	—	—
Cash and cash equivalents at beginning of period	48.5	179.1	66.1	45.2

Cash and cash equivalents at end of period	$35.2	$48.5	$179.1	$66.1

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
					Retained	Other
					Earnings	Comprehensive
		Par	Paid in	Treasury	(Accumulated	Income
	Shares	Value	Capital	Stock	Deficit)	(Loss)	Total

	(Dollars in millions, except share amounts)
Predecessor
Balance at January 31, 2002	28,455,995	$0.3	$235.1	$(25.7)	$(542.4)	$(127.3)	$(460.0)
Comprehensive loss:
Net loss	—	—	—	—	(634.5)	—	(634.5)
Currency translation adjustment	—	—	—	—	—	47.5	47.5
Minimum pension liability adjustment	—	—	—	—	—	(27.4)	(27.4)
Total comprehensive loss							(614.4)

Balance at January 31, 2003	28,455,995	$0.3	$235.1	$(25.7)	$(1,176.9)	$(107.2)	$(1,074.4)
Comprehensive income:
Net income	—	—	—	—	1,043.0	—	1,043.0
Currency translation adjustment	—	—	—	—	—	31.4	31.4

Total comprehensive income							1,074.4
Elimination of Predecessor equity accounts under fresh start accounting	(28,455,995)	(0.3)	(235.1)	25.7	133.9	75.8	—

Balance at May 31, 2003	—	$—	$—	$—	$—	$—	$—

Successor
Balance at May 31, 2003	—	$—	$—	$—	$—	$—	$—
Distribution of new common
stock upon emergence	30,000,000	0.3	544.1	—	—	—	544.4
Comprehensive income:
Net loss	—	—	—	—	(46.5)	—	(46.5)
Currency translation adjustment	—	—	—	—	—	93.9	93.9

Total comprehensive income							47.4
Equity compensation expense	—	—	4.1	—	—	—	4.1

Balance at January 31, 2004	30,000,000	$0.3	$548.2	$—	$(46.5)	$93.9	$595.9
Comprehensive income:
Net loss	—	—	—	—	(62.3)	—	(62.3)
Minimum pension liability adjustment, net of tax of $1.4	—	—	—	—	—	(2.2)	(2.2)
Currency translation adjustment, net of tax of $0.3	—	—	—	—	—	47.4	47.4

Total comprehensive loss							(17.1)
Issuance of common stock	7,720,970	0.1	116.9	—	—	—	117.0
Shares issued due to vesting of restricted stock units	144,992	—	—	—	—	—	—
Equity compensation expense	—	—	5.5	—	—	—	5.5

Balance at January 31, 2005	37,865,962	$0.4	$670.6	$—	$(108.8)	$139.1	$701.3

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended January 31, 2005, Eight Months Ended January 31, 2004, Four Months Ended
May 31, 2003 and Year Ended January 31, 2003

Note 1.	Description of Business, Chapter 11 Filings and Emergence from Chapter 11

Description of Business
      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries, and references to fiscal year means the Company’s year commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005, “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004 and “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003).
      Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is also a leading provider of steel wheels for the commercial highway market. The Company is a leading supplier in the market for suspension, brake, and powertrain components. The Company has a global footprint with 42 facilities and one joint venture located in 14 countries around the world. The Company sells its products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks as well as commercial highway vehicle customers throughout the world. The Company’s products are presently on seven of the top ten selling platforms for passenger cars in the United States and ten of the top ten selling platforms for passenger cars in Europe. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities, and engineering/ technical centers.

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
      On December 16, 2002, certain of the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court. On April 9, 2003, the Debtors filed a modified first amended joint plan of reorganization (the “Plan of Reorganization”), which received the requisite support from creditors authorized to vote thereon. The following five Debtors were not proponents of the Plan of Reorganization and are not subject to the terms thereof: HLI Netherlands Holdings, Inc.; CMI Quaker Alloy, Inc.; Hayes Lemmerz Funding Company, LLC; Hayes Lemmerz Funding Corporation; and Hayes Lemmerz International Import, Inc. (collectively, the “Non-reorganizing Debtors”).

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
      Pursuant to the Plan of Reorganization, the Company caused the formation of (i) a new holding company, HLI Holding Company, Inc., a Delaware corporation (“HoldCo”), (ii) HLI Parent Company, Inc., a Delaware corporation and a wholly owned subsidiary of HoldCo (“ParentCo”), and (iii) HLI Operating Company, Inc, a Delaware corporation and a wholly owned subsidiary of ParentCo (“HLI”). On

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Effective Date, (i) HoldCo was renamed Hayes Lemmerz International, Inc. (“New Hayes”), (ii) New Hayes contributed to ParentCo 30,0000,000 shares of its common stock, par value $0.01 per share (the “New Common Stock”), and 957,447 series A warrants and 957,447 series B warrants to acquire New Common Stock of New Hayes (the “Series A Warrants” and “Series B Warrants,” respectively), (iii) ParentCo in turn contributed such shares of New Common Stock and Series A Warrants and Series B Warrants to HLI and (iv) pursuant to an Agreement and Plan of Merger, dated as of June 3, 2003 (the “Merger Agreement”), between the Company and HLI, the Company was merged with and into HLI (the “Merger”), with HLI continuing as the surviving corporation.
      Pursuant to the Plan of Reorganization and as a result of the Merger, all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Company (the “Old Common Stock”), and any other outstanding equity securities of the Company, including all options and warrants, were canceled. The holders of the existing voting common stock of the Company immediately before confirmation did not receive any voting shares of the emerging entity or any other consideration under the Plan of Reorganization as a result of their ownership interests of the Predecessor. This represented a complete change of control in the ownership of the Company. Promptly following the Merger, HLI distributed to certain holders of allowed claims, under the terms of the Plan of Reorganization, an amount in cash, the New Common Stock, the Series A Warrants, the Series B Warrants and the Preferred Stock (as defined below). Prior to the Merger, the Old Common Stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In reliance on Rule 12g-3(a) of the Exchange Act, by virtue of the status of New Hayes as a successor issuer to the Company, the New Common Stock is deemed registered under Section 12(g) of the Exchange Act. The Company filed a Form 15 with the SEC to terminate the registration of the Old Common Stock under the Exchange Act.
      Pursuant to the terms of the Plan of Reorganization, HLI issued 100,000 shares of Preferred Stock, par value $1.00, of HLI (the “Preferred Stock”) to the holders of certain allowed claims. In accordance with the terms of the Preferred Stock, the shares of Preferred Stock are, at the holder’s option, exchangeable into a number of fully paid and nonassessable shares of New Common Stock equal to (i) the aggregate liquidation preference of the shares of Preferred Stock so exchanged ($100 per share plus all accrued and unpaid dividends thereon (whether or not declared) to the exchange date) divided by (ii) 125% of the “Emergence Share Price.” As determined pursuant to the terms of the Plan of Reorganization, the Emergence Share Price was $18.50.
      In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, as amended by Amendment No. 1 and Waiver to Credit Agreement, dated October 16, 2003, Amendment No. 2 and Waiver to the Credit Agreement dated February 6, 2004, by Amendment No. 3 dated May 6, 2004, by Waiver to the Credit Agreement dated June 1, 2004, and by Amendment No. 4, Waiver and Consent to Credit Agreement dated November 10, 2004 (as amended, the “Credit Facility”). The Credit Facility consists of a $450.0 million six-year amortizing term loan (the “Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the Credit Facility and the net proceeds from the Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.
      Reorganization items as reported in the four months ended May 31, 2003 and the fiscal 2002 consolidated statements of operations included herein are comprised of income, expense, and loss items that were realized

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. Reorganization items were as follows (dollars in millions):

	Predecessor

	Four Months	Year
	Ended	Ended
	May 31,	January 31,
	2003	2003

Critical employee retention plan provision	$11.7	$7.3
Estimated accrued liability for rejected prepetition leases and contracts	—	10.7
Professional fees related to the Filing	30.8	28.3
Creditors’ Trust obligation	2.0	—
Settlement of prepetition liabilities	—	(1.5)
Other	0.5	(0.3)

Total	$45.0	$44.5

      On May 30, 2002, the Bankruptcy Court entered an order approving, among other things, the critical employee retention plan (the “CERP”) filed with the Bankruptcy Court in February 2002 which was designed to compensate certain critical employees in order to assure their retention and availability during the Company’s restructuring. The plan has two components that (i) rewarded critical employees who remained with the Company (and certain affiliates of the Company who are not directly involved in the restructuring) during and through the completion of the restructuring (the “Retention Bonus”) and (ii) provided additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeded an established baseline (the “Restructuring Performance Bonus”).
      Thirty-five percent, or approximately $3.0 million, of the Retention Bonus was paid on October 1, 2002. The remaining portion of the Retention Bonus of approximately $5.9 million was paid on June 13, 2003. Further, the Restructuring Performance Bonus provided under the CERP was paid after the consummation of the restructuring as discussed below.
      Based on the Company’s compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court, the aggregate amount of the Restructuring Performance Bonus is $12.1 million. Of the aggregate $12.1 million, approximately $6.0 million was paid in cash on July 1, 2003, and approximately $2.0 million was paid on August 29, 2003 as determined by the Company’s Board of Directors. The remaining portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted units of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units vest as follows, subject to the participant’s continued employment:

•	one half of the restricted units vested on the first anniversary of the Effective Date, and;

•	one half of the restricted units will vest on the second anniversary of the Effective Date.
      Payments related to Chapter 11 filings not discussed above consisted primarily of professional fees and cure payments and were approximately $1.2 million during the twelve months ended January 31, 2005, and $31.3 million and $22.4 million during the eight months ended January 31, 2004 and the four months ended May 31, 2003, respectively. Payments related to Chapter 11 filings were approximately $81.7 million during fiscal 2002, and consisted primarily of professional fee payments, critical vendor payments, the Retention Bonus, and a portion of accrued interest and fees under the Company’s prepetition credit agreements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
      As discussed in Note 1, Description of Business, Chapter 11 Filings, and Emergence from Chapter 11, the Company filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2001 and emerged from Chapter 11 on June 3, 2003. Upon emergence from Chapter 11, the Company implemented fresh start accounting principles pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code: (“SOP 90-7”). SOP 90-7 requires the segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization. (See Note 3, Fresh Start Accounting). As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the year ending January 31, 2005 and the eight months ended January 31, 2004 are presented as the “Successor” periods and the pre-emergence financial results of the Company for the four months ended May 31, 2003 and the year ended January 31, 2003 are presented as the “Predecessor” periods. Comparative financial statements do not straddle the Effective Date because, in effect, the Successor Company represents a new entity. Per share and share information for the Predecessor Company for all periods presented on the consolidated statement of operations have been omitted as such information is not deemed to be meaningful.

Summary of Significant Accounting Policies
      Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s investments in joint ventures are accounted for under the equity method. Financial position as of January 31, 2005 and 2004 and results of operations for all periods presented for these joint ventures were not material to the consolidated financial statements of the Company.
      Historically, the Company consolidated its international subsidiaries using the twelve month period ended December 31st. Due to more efficient financial reporting procedures, the Company was able to eliminate this one month lag in fiscal 2004. This change is preferable since it aligns the year end reporting date of the Company’s international subsidiaries with the Company’s year end reporting. As a result, the Company’s 2004 fiscal year contains financial information for its international subsidiaries through January 31, 2005. The Company recorded income of $2.6 million as a cumulative effect of a change in accounting principle, which represents the net income of its international subsidiaries for the month of January 2004. The amounts presented for the Company’s international subsidiaries for its fiscal 2003 balance sheet are still reported as of December 31st, and the results of operations presented for fiscal 2003 and 2002 are still for the respective twelve month periods ended December 31st.
      Cash and Cash Equivalents: Cash and cash equivalents include short-term investments with original maturities of 90 days or less.
      Accounts Receivable: Receivables are presented net of allowances for doubtful accounts of approximately $6.2 million and $6.6 million at January 31, 2005 and January 31, 2004, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts provides for losses believed to be inherent within the Company’s receivables (primarily trade receivables). Management evaluates both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions. Management believes, based on its review, that the allowance for uncollectible accounts is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impact those events could have on the Company’s customers. See Note 20, Accounts Receivable Securitization, for a description of on the Company’s accounts receivable securitization facility.
      Inventories: Inventories are stated at the lower of cost or market, with cost determined principally by the first-in, first-out (FIFO) or average cost method. Cost includes the cost of materials, direct labor, and the applicable share of manufacturing overhead. Spare parts and indirect supply inventories are stated at cost and charged to earnings as used.
      Property, Plant and Equipment: Property, plant, and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis at rates which are designed to write off the assets over their estimated useful lives, principally as follows:

Buildings	12-25 years
Machinery and equipment	1-10 years
      Expenditures for maintenance, repairs, and minor replacements of $87.0 million, $47.2 million, $24.3 million, $85.6 million for the year ended January 31, 2005, the eight months ended January 31, 2004, the four months ended May 31, 2003 and the year ended January 31, 2003, respectively, were charged to expense as incurred.
      Special Tooling: Expenditures made to meet special tooling requirements are capitalized. Special tooling, which is reimbursable by the customer, is classified as either a current asset in accounts receivable or as other current assets in the consolidated balance sheets, depending upon the expected time of reimbursement. Special tooling which is not reimbursable by the customer is classified as another non-current asset and is charged to cost of goods sold on a straight-line basis over a five year period or the estimated useful life, whichever is shorter.
      Goodwill and Other Intangible Assets: On February 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets must be tested for impairment annually. Other definite-lived intangible assets continue to be amortized over their estimated lives. (See Note 8, Goodwill and Other Intangible Assets.)
      Impairment of Long-lived Assets: In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets,” the Company reviews the carrying value of long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell and are no longer depreciated. (See Note 13, Asset Impairments and Other Restructuring Charges.)
      Financial Instruments: The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank borrowings and variable rate long-term debt approximate market value, as interest rates vary with market rates. The fair value of the 10 1/2% Senior Notes was $172.3 million and $287.5 million as of January 31, 2005 and January 31, 2004, respectively.
      In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. Futures contracts and purchase commitments are entered into by the Company, from time to time, to hedge its exposure to future increases in aluminum prices that may occur between the dates of

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aluminum wheel price adjustments. Outstanding contracts represent future commitments and are not included in the consolidated balance sheet. Substantially all of such contracts mature within a period of three months to six months. Gains or losses resulting from the liquidation of futures contracts are recognized in the consolidated statements of operations as part of cost of goods sold.
      The Company has significant investments in foreign subsidiaries. The majority of these investments are in Europe wherein the Euro is the functional currency. As a result, the Company is exposed to fluctuations in exchange rates between the Euro and the U.S. Dollar. To reduce this exposure, the Company had previously entered into cross-currency interest rate swap agreements. The fair value of such cross-currency interest rate swaps is the estimated amount the Company would receive or pay to terminate the agreement based on third party market quotes. The Company held no cross-currency interest rate swaps at January 31, 2005 or January 31, 2004.
      The Company records the gain or loss on the derivative financial instruments designated as hedges of the foreign currency exposure of its net investment in foreign operations as currency translation adjustments in accumulated other comprehensive income to the extent the hedges are effective. The gain or loss on the hedging instruments offset the change in currency translation adjustments resulting from translating the foreign operations’ financial statements from their respective functional currency to the Dollar. At January 31, 2005, the Company held no derivative financial instruments. In the eight months ended January 31, 2004, the Company entered into forward exchange contracts whereby it will sell Euros for U.S. Dollars. As of January 31, 2004, the Company held €7.2 million notional amount of such forward exchange contracts. During the eight months ended January 31, 2004, the Company recorded a loss of $0.5 million on instruments designated as hedges in accumulated other comprehensive income. During the four months ended May 31, 2003 and fiscal 2002, the Company held no derivative financial instruments.
      Pension and Postretirement Benefits Other Than Pension: Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each October, the Company reviews the actual experience compared to the more significant assumptions used and makes adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments.
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
      Accumulated Other Comprehensive Income: SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Disclosure of comprehensive income (loss) is incorporated into the consolidated statements of changes in stockholders’ equity (deficit).

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accumulated other comprehensive income includes $141.3 million and $93.9 million of currency translation adjustments net of $2.2 million and $0.0 million of minimum pension liability adjustments during the year ended January 31, 2005 and January 31, 2004, respectively.
      Revenue Recognition: The Company recognizes revenue, net of estimated pricing adjustments, when there is evidence of a sale agreement, the delivery of goods has occurred, the sales price is fixed or determinable, and the collectibility of revenue is reasonably assured.
      Research and Development Costs: Research and development costs are expensed as incurred. Amounts expensed during the year ended January 31, 2005, the eight months ended January 31, 2004, the four months ended May 31, 2003 and the year ended January 31, 2003, were approximately $10.4 million, $2.9 million, $1.5 million, and $7.1 million, respectively.
      Asset Impairment Losses and Other Restructuring Charges: The Company’s consolidated statements of operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its long lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as an asset impairment or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the consolidated statements of operations.
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
      Foreign Currency Translation/ Transaction: Assets and liabilities of subsidiaries denominated in foreign currencies are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a component of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. Foreign currency transaction gains of $1.2 million, $0.1 million, $0.2 million and $1.3 million, are included in the consolidated statements of operations as a component of other non-operating (income) expense for the year ended January 31, 2005, the eight months ended January 31, 2004, the four months ended May 31, 2003, and the year ended January 31, 2003, respectively.
      Taxes on Income: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized to reduce the deferred tax assets to the amount management believes is more likely than not to be realized.
      Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period. Considerable judgment is often involved in making these determinations; the use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates.
      Reclassifications: Certain prior period amounts have been reclassified to conform to the current year presentation.
      Weighted Average Shares Outstanding: Weighted average shares outstanding were as follows (thousands of shares):

	Successor

	January 31,	January 31,
	2005	2004

Weighted average shares outstanding	37,605	30,011
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	37,605	30,011

      For the year ended January 31, 2005 approximately 3.8 million shares attributable to options and warrants, and 100,000 shares of subsidiary preferred stock, which are convertible into common stock of the Company, were excluded from the calculation of weighted average shares outstanding as the effect was anti-dilutive. For the eight months ended January 31, 2004 approximately 3.9 million shares attributable to options and warrants, and 100,000 shares of subsidiary preferred stock, which are convertible into common stock of the Company, were excluded from the calculation of weighted average shares outstanding as the effect was anti-dilutive.
      Statements of Cash Flows: For purposes of reporting cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. The following is additional information to the Consolidated Statements of Cash Flows (dollars in millions):

	Successor		Predecessor

		Eight	Four
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,
	2005	2004	2003	2003

Supplemental cash flow disclosures:
Cash paid for interest, excluding adequate protection payments in the four months ended May 31, 2003	$51.2	$37.7	$5.8	$12.5
Cash paid for income taxes, net of refunds received	27.9	24.6	2.9	4.3
Non-cash investing and financing activity:
Notes issued to purchase businesses	—	11.6	—	2.0
      Stock-Based Compensation: The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and discloses pro forma net income (loss) and pro forma earnings (loss) per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS No. 123.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If compensation expense had been determined based on the fair value at the grant date consistent with the method prescribed in SFAS No. 123, the Company’s net loss and loss per share amounts would have been adjusted to the pro forma amounts below (dollars in millions):

	Successor

	Year	Eight Months
	Ended	Ended
	January 31,	January 31,
	2005	2004

Net loss:
As reported	$(62.3)	$(46.5)
Pro forma	(67.4)	(50.3)
Basic and diluted loss per share:
As reported	$(1.66)	$(1.55)
Pro forma	(1.79)	(1.68)
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
      The Company’s compromise total enterprise value at the Effective Date was $1,250.0 million, with a total value for common equity of $544.4 million, excluding the estimated fair value of the Preferred Stock and the Series A Warrants and Series B Warrants issued on the Effective Date. The Preferred Stock is classified as a liability in the consolidated balance sheet and referred to as redeemable preferred stock of subsidiary. Under fresh start accounting, the compromise total enterprise value has been allocated to the Company’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations in accordance with SFAS No. 141, “Business Combinations;” any portion not attributed to specific tangible or identified intangible assets has been recorded as an indefinite-lived intangible asset referred to as “reorganization value in excess of amounts allocable to identifiable assets” and reported as goodwill. The valuations required to determine the fair value of certain of the Company’s assets represent the results of the valuation procedures performed by the Company’s valuation specialist at May 31, 2003.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Acquisitions and Divestitures of Businesses
      On December 9, 2004, the Company announced that it is exploring the potential divestiture of its Commercial Highway Hub and Brake Drum business. This includes the operations in Berea, KY, Chattanooga, TN and the MinCer operations in Mexico City, Mexico. This initiative does not include the Company’s Automotive Brake business that manufactures brake components for the passenger car and light truck market. The Company has also announced that it may consider the divesture of other non-core businesses.
      On August 9, 2004 the Company entered into an aluminum wheel joint venture (the “aluminum wheel JV”) to produce cast aluminum wheels with operations in Manisa, Turkey. The new aluminum wheel JV, Jantas Aliminyum Jant Sanayi ve Ticaret A.S. (a.k.a. Jantas Aluminum Wheels), will serve the Turkish and other European markets. The aluminum wheel JV is expected to begin production at the end of 2005 and to produce up to 1.5 million wheels annually. The aluminum wheel JV is owned 40% by the Company, 35% by Cromodora Wheels S.p.A and 25% by Inci Holding A.S. As of January 31, 2005, the Company has provided funding of $1.6 million.
      On January 15, 2004, the Company acquired for $15.7 million certain assets and liabilities of a cast aluminum wheel plant located in Chihuahua, Mexico formerly operated as part of a joint venture in which the Company owned a 40% minority interest. As part of this transaction, all of the Company’s previously held common stock in the joint venture was sold to the former joint venture partner. Following the Company’s planned refurbishment and expansion of the plant, it will serve the North American wheel market utilizing low pressure casting technology.
      On November 13, 2003, the Company acquired an additional 35% ownership interest in its Turkish steel wheel joint venture (the “steel wheel JV”) for $15.0 million in cash of which $1.1 million was paid in the first quarter of fiscal 2004. As a result of this acquisition, the Company owns 60% of the subsidiary, Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., which became a consolidated subsidiary of the Company beginning in the fourth quarter of fiscal 2003. As part of this transaction, the Company sold an approximate 7.8% interest in another Turkish subsidiary, Hayes Lemmerz Inci Jant Sanayi A.S., for $2.4 million. This sale reduced the Company’s holdings in Hayes Lemmerz Inci Jant Sanayi A.S. to 60%.
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

Note 5.	Inventories
      The major classes of inventory are as follows (dollars in millions):

	Successor

	January 31,	January 31,
	2005	2004

Raw materials	$55.8	$48.3
Work-in-process	47.4	42.2
Finished goods	73.1	61.8
Spare parts and supplies	36.3	37.0

Total	$212.6	$189.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Property, Plant, and Equipment
      The major classes of property, plant, and equipment are as follows (dollars in millions):

	Successor

	January 31,	January 31,
	2005	2004

Land	$47.0	$42.4
Buildings	231.5	212.5
Machinery and equipment	954.3	793.7
Capital lease assets	8.4	8.4

	1,241.2	1,057.0
Accumulated depreciation	(240.9)	(90.5)

Property, plant, and equipment, net	$1,000.3	$966.5

      Depreciation expense and tooling amortization were as follows (dollars in millions):

	Successor		Predecessor

	Year	Eight Months	Four Months	Year
	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,
	2005	2004	2003	2003

Depreciation expense	$148.4	$95.2	$39.8	$119.4
Tooling amortization	15.9	7.4	5.0	9.3

Total	$164.3	$102.6	$44.8	$128.7

Note 7.	Assets Held for Sale
      The following assets were recorded as held for sale (dollars in millions):

	Successor

	January 31,	January 31,
	2005	2004

Autokola Forklift Wheel business	$—	$7.6
Land and buildings	7.7	4.8

Assets held for sale	$7.7	$12.4

      As of January 31, 2005, the White Pigeon, Howell, and Somerset facilities were being actively marketed for sale. The Company expects to complete sales for each facility within the next fiscal year.
      During fiscal 2004, the Company reassessed its plans with respect to the divestiture of its Autokola Forklift Wheel business and determined to continue operation of the business. Accordingly, the Company has removed it from assets held for sale and recorded it in property, plant, and equipment.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Goodwill and Other Intangible Assets
      Goodwill and other intangible assets consist of the following (dollars in millions):

	Successor

	January 31, 2005			January 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Customer relationships	$169.8	$(14.5)	$155.3	$166.3	$(5.5)	$160.8
Customer contracts	3.0	(0.6)	2.4	3.0	(0.3)	2.7
Unpatented technology	41.1	(8.6)	32.5	36.7	(4.6)	32.1

	$213.9	$(23.7)	$190.2	$206.0	$(10.4)	$195.6

Non amortized intangible assets:
Tradenames	$43.1			$41.6
Goodwill	$417.9			$416.2
      The Company expects that ongoing amortization expense will approximate between $12.0 million and $15.0 million in each of the next five fiscal years.
      The changes in the net carrying amount of goodwill by segment are as follows (dollars in millions):

	Automotive
	Wheels	Components	Other	Total

Balance as of January 31, 2004	$416.2	$—	$—	$416.2
Effects of currency translation	13.1	—	—	13.1
Tax adjustments	(20.1)	—	—	(20.1)
Acquisitions and purchase accounting adjustments	8.7	—	—	8.7

Balance as of January 31, 2005	$417.9	$—	$—	$417.9

      The income tax adjustments consist of net benefits of $18.7 million related to the resolution of income tax uncertainties for periods prior to the Effective Date and a $1.4 million benefit related to the reduction of a valuation allowance that existed on the Effective Date.
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
      In fiscal 2003, the Successor Company changed its annual test date from January 31st to November 1st for testing whether goodwill is impaired. This change is both preferable and allowed in that (1) choosing the 1st day of the 4th quarter allows adequate time to perform the first step of the test and, if necessary, the second step of the test while still providing time to report the impact of the test in the Company’s periodic filings, (2) the Successor Company has never chosen a test date for goodwill impairment, (3) goodwill of the Predecessor Company was eliminated as a result of fresh start accounting, and (4) the Predecessor Company no longer exists. The Company will test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS No. 142.

Valuation of Intangible Assets as a Result of Fresh Start Accounting
      The Company worked with and relied extensively on the expertise of external valuation consultants in arriving at its assigned values for intangible assets. In management’s opinion, the valuations appear reasonable and appropriate.
      Customer Contracts: Value was based on a review of contracts, award letters and purchase orders in existence for the Company’s Domestic Wheels, Domestic Components, and International Wheels reporting units. At the Company’s International Components and Commercial Highway reporting units, sales are not generated or attributed to contracts but rather to customer relationships and therefore contracts were not valued. Value was determined on economic profits which exceeded a fair return on assets employed. The amortization period is based on the remaining contract terms.
      Customer Relationships: Customer relationships refers to likely new business from existing customers that was not booked as of the valuation date. Automotive suppliers often receive future business as a result of being the incumbent on a program. Management and its outside valuation consultants had discussions on expected future business based on historic relationships and trends. Economic profit was based on expected future sales with a growth rate of 2% exclusive of projected sales under existing contracts. The amortization period was based on a review of historical data and discounting of cash flows. The International Components and Commercial Highway valuations were based on a review of projections provided, which identified sales generated by existing customers with an attrition rate provided for loss of customers and indicated that no intangible asset existed for these reporting units.
      Trade Names: The “Hayes Lemmerz” trade name was valued using a royalty savings method. It assumes a third party would be willing to pay for the use of a name which represents a cost savings to the Company. The Company’s outside valuation consultants identified other trade name licensing agreements

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
similar to ones that could be used by the Company as a benchmark for royalty rates. Based on this data and historical use of the Company’s name, premiums earned on the Company’s products, excess earnings analysis and projected profitability indicated that the International Wheels reporting unit could economically support a trade name. The name is a perpetual, non-wasting asset and therefore an indefinite life was assigned.
      Unpatented Technology: Discussions were held between management and the external valuation consultant to identify specific technologies valuable to a potential acquirer. Additional discussions were then held with product development and engineering personnel to gain an understanding of the distinctiveness, development stage, third party agreements, royalty rates charged, and expected remaining useful life of each technology. The technologies were valued using a royalty savings method applied to sales projections for 2003 through 2007. Royalty rates were determined based on a review of discussions between management and the external valuation consultant and a review of royalty data for similar or comparable technologies. The amortization periods are based on the expected useful lives of the product or product program to which the technology relates.

Note 9.	Other Assets
      Other assets consist of the following (dollars in millions):

	Successor

	January 31,	January 31,
	2005	2004

Production tooling	$25.8	$31.2
Unamortized debt issuance costs	16.2	20.2
Investments in joint ventures	1.8	—
Other	1.4	26.2

Total	$45.2	$77.6

Note 10.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consist of the following (dollars in millions):

	Successor

	January 31,	January 31,
	2005	2004

Accounts payable	$260.1	$196.8
Employee costs	85.5	83.7
Other accrued liabilities	59.7	75.0

Total	$405.3	$355.5

Note 11.	Bank Borrowings, Other Notes and Long-Term Debt
      Bank borrowings and other notes of $0.6 million at January 31, 2005 consisted primarily of short-term credit facilities of the Company’s foreign subsidiaries. Bank borrowings and other notes of $14.2 million at January 31, 2004 consisted primarily of short-term credit facilities of the Company’s foreign subsidiaries, which bear interest at rates ranging from 5.3% to 6.1%, as well as notes payable of $1.1 million and $10.5 million issued in conjunction with the Company’s acquisition of an additional 35% ownership interest in its steel wheel JV and acquisition of an aluminum wheel plant formerly operated as part of the Company’s Mexican joint venture, respectively. (See Note 4, Acquisitions and Divestitures of Businesses).

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt consists of the following (dollars in millions):

	Successor

	January 31,	January 31,
	2005	2004

Various foreign bank and government loans maturing through 2006, weighted average interest rates of 6.4% and 5.7% at January 31, 2005 and 2004	$18.6	$28.6
Term Loan maturing 2009, weighted average interest rate of 6.24% and 5.0% at January 31, 2005 and January 31, 2004, respectively	427.3	447.8
10 1/2% Senior Notes, net of discount of $0.8 and $1.4 million at January 31, 2005 and January 31, 2004, respectively, due 2010	161.7	248.6
Mortgage note payable	22.2	22.5
Capital lease obligations	11.8	16.2

	641.6	763.7
Less current portion of long-term debt	10.5	11.3

Long-term debt	$631.1	$752.4

      As discussed in Note 1, the Debtors emerged from Chapter 11 on June 3, 2003. In connection with the Debtors’ emergence on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, which was subsequently amended on October 16, 2003 by Amendment No. 1 and Waiver to Credit Agreement, on February 6, 2004 by Amendment No. 2 and Waiver to the Credit Agreement, on May 6, 2004 by Amendment No. 3, on June 1, 2004 by Waiver to the Credit Agreement and on November 10, 2004 by Amendment No. 4, Waiver and Consent to Credit Agreement, these and other amendments are reflected in the Amended and Restated Credit Agreement dated April 11, 2005 (as amended, the “Credit Facility”). The Credit Facility initially consisted of a $450.0 million six-year amortizing term loan (the “Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the Credit Facility and the net proceeds from the Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

Credit Facility
      The Term Loan was made available to HLI in a single drawing on the Effective Date, payable in quarterly installments equal to 0.25% of the principal amount outstanding immediately following effectiveness of the Plan of Reorganization with the remaining balance payable on the sixth anniversary of the Effective Date. The Company paid quarterly installments of $1.1 million each on April 30, 2004, July 30, 2004, October 29, 2004, and January 30, 2005. The Company pre-paid $16.0 million outstanding under the Term Loan Facility on February 12, 2004 with the proceeds of a primary offering of the Company’s common stock (see Note 18, Common Stock Offering). The Revolving Credit Facility will be available until the fifth anniversary of the Effective Date, on which date all loans outstanding under the Revolving Credit Facility will become due and payable.
      The interest rates per annum under the Credit Facility will, at HLI’s option, be: (A) for the Term Loan, either the LIBOR rate plus 3.25% or the alternate base rate plus 2.25%; and (B) for the Revolving Credit Facility: (i) for the first two fiscal quarters after the closing date of the Credit Facility, either the LIBOR rate plus 3.50% or the alternate base rate plus 2.50%, and (ii) thereafter, such higher or lower rates determined by reference to the Company’s leverage ratio.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On April 11, 2005, the Company announced that it amended and restated the Credit Facility to establish a new second lien $150 million term loan, from which approximately 50% of the net proceeds were used to repay a portion of the Term Loan, with the remainder to be used for general corporate purposes; reduce the Company’s interest rate on the Term Loan by 50 basis points; favorably modify the financial covenants; and allow the Company to retain 50% of the net proceeds from the proposed divestiture of its Commercial Highway Hub and Drum business for capital expenditures, among other things. The principal balance of $150 million is due on June 3, 2010.
      The Credit Facility contains covenants restricting the Company’s ability and the ability of its subsidiaries to issue more debt, pay dividends, repurchase stock, make investments, merge or consolidate, transfer assets and enter into transactions with affiliates. These restrictive covenants are customary for such facilities and subject to certain exceptions. The Credit Facility also contains certain financial covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. HLI’s obligations under the Credit Facility are guaranteed by the Company and all of its material direct and indirect domestic subsidiaries.
      As of January 31, 2005 and January 31, 2004, there were no outstanding borrowings and approximately $19.0 million and $22.5 million, respectively, in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at January 31, 2005 and 2004 was approximately $81.0 million and $77.5 million, respectively.

Senior Notes
      HLI issued $250.0 million aggregate principal amount of Senior Notes on June 3, 2003. The Senior Notes will mature on June 15, 2010. Interest on the Senior Notes will accrue at a rate of 10 1/2% per annum and will be payable semi-annually in arrears on June 15 and December 15. On October 30, 2003, HLI commenced its offer to exchange up to $250.0 million aggregate principal amount of outstanding 10 1/2% Senior Notes due 2010 of HLI for a like principal amount of 10 1/2% Senior Notes due 2010 of HLI. The exchange offer was registered under the Securities Act of 1933, as amended, to satisfy HLI’s obligations under the registration rights agreement entered into by HLI and the initial purchasers of the Senior Notes. On November 28, 2003, HLI completed its exchange offer. All of the $250.0 million aggregate principal amount of the outstanding Senior Notes were tendered and accepted for exchange.
      The Senior Notes are senior, unsecured obligations of HLI and are effectively subordinated in right of payment to all existing and future secured debt of HLI to the extent of the value of the assets securing that debt, equal in right of payment with all existing and future senior debt of HLI, senior in right of payment to all subordinated debt of HLI.
      Except as set forth below, the Senior Notes will not be redeemable at the option of HLI prior to June 15, 2007. Starting on that date, HLI may redeem all or any portion of the Senior Notes, at once or over time, upon the terms and conditions set forth in the senior note indenture agreement (the “Indenture”). At any time prior to June 15, 2007, HLI may redeem all or any portion of the Senior Notes, at once or over time, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus a specified “make-whole” premium. In addition, at any time and from time to time prior to June 15, 2006, HLI may redeem up to a maximum of 35% of the aggregate principal amount of the Senior Notes with the proceeds of one or more public equity offerings at a redemption price equal to 110.5% of the principal amount thereof, plus accrued and unpaid interest. (See Note 18, Common Stock Offering).
      On March 12, 2004, the Company used a portion of the net proceeds (See Note 18, Common Stock Offering) to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding Senior Notes at a redemption price of 110.5%. This redemption resulted in a loss on early

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
extinguishment of $11.8 million during the first quarter of fiscal 2004, including $2.6 million related to original issue discount and debt issuance costs on the redeemed portion of the Senior Notes.
      The Company also used a portion of the primary stock offering proceeds to prepay $16.0 million, plus accrued and unpaid interest thereon, of its Term Loan on February 12, 2004. Upon prepayment, the Company recognized a loss on early extinguishment of $0.4 million related to debt issuance costs on the prepaid portion of the Term Loan (See Note 18, Common Stock Offering).
      The Indenture provides for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The Indenture also provides that a holder of the Senior Notes may, under certain circumstances, have the right to require that the Company repurchase such holder’s Senior Notes upon a change of control of the Company. The Senior Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally on a senior, unsecured basis by the Company and substantially all of its domestic subsidiaries.

Other Financing
      In addition to the Credit Facility and Senior Notes as described above, the Company had other debt financing of $52.6 million as of January 31, 2005. These included borrowings under various foreign debt facilities in an aggregate amount of $18.6 million, capital lease obligations of $11.8 million and a mortgage note payable of $22.2 million.

Note 12.	Pension Plans and Postretirement Benefits Other Than Pensions
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
      The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets, and the net amount recognized in the consolidated balance sheets as of January 31 (based on an October 31 measurement date, dollars in millions):

	North American Plans				International Plans

	Pension Benefits		Other Benefits		Pension Benefits
	Successor		Successor		Successor

	2005	2004	2005	2004	2005	2004

Change in Benefit Obligation:
Benefit obligation at beginning of year	$186.8	$183.4	$190.9	$186.2	$134.6	$135.8
Service cost	—	0.2	0.1	0.1	0.8	0.6
Interest cost	11.2	11.2	10.7	11.8	7.1	7.2
Amendments	—	(0.6)	—	—	—	—
Transfers to defined contribution plan	—	—	—	—	—	(3.6)
Discharge of obligation under Plan of Reorganization	—	(6.8)	—	—	—	—
Actuarial loss (gain)	13.0	14.1	7.8	6.1	4.3	(1.8)
Benefits paid	(17.2)	(14.7)	(17.7)	(13.3)	(8.6)	(9.1)

Benefit obligation at end of year	$193.8	$186.8	$191.8	$190.9	$138.2	$129.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	North American Plans				International Plans

	Pension Benefits		Other Benefits		Pension Benefits
	Successor		Successor		Successor

	2005	2004	2005	2004	2005	2004

Change in Plan Assets:
Fair value of plan assets at beginning of year	$127.0	$121.3	$—	$—	$8.4	$3.3
Actual return on plan assets	9.6	16.6	—	—	(2.0)	(0.7)
Company contributions	5.0	4.0	—	—	0.4	5.0
Benefits paid and plan expenses	(18.3)	(14.9)	—	—	(0.1)	—

Fair value of plan assets at end of year	$123.3	$127.0	$—	$—	$6.7	$7.6

Funded Status:
Funded status of plan	$(70.5)	$(59.8)	$(191.8)	$(190.9)	$(131.5)	$(121.5)
Unrecognized net actuarial (gain) loss	(3.9)	(17.8)	(12.4)	(21.5)	2.8	(2.6)
Adjustment to recognize additional minimum liability	—	—	—	—	(3.6)	—
Employer contributions	1.3	—	4.3	4.9	—	—

Accrued benefit cost	$(73.1)	$(77.6)	$(199.9)	$(207.5)	$(132.3)	$(124.1)
Amount recognized in Consolidated Balance Sheet:
Prepaid benefit cost	$—	$—	$—	$—	$1.5	$—
Accrued benefit cost	(73.1)	(77.6)	(199.9)	(207.5)	(130.8)	(124.1)
Accumulated other comprehensive loss	—	—	—	—	3.6	—

Net amount recognized	$(73.1)	$(77.6)	$(199.9)	$(207.5)	$(125.7)	$(124.1)

      The projected benefit obligation, accumulated projected benefit obligation (“APBO”) and fair value of plan assets for the benefit plans with accumulated benefit obligations in excess of plan assets for the North American plans were $193.8 million, $191.8 million, and $123.3 million, respectively, as of January 31, 2005,

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and $186.8 million, $190.9 million and $127.0 million, respectively, as of January 31, 2004. The components of net periodic benefit costs included in operating results are as follows (dollars in millions):

	North American Plans

	Pension Benefits				Other Benefits

	Successor		Predecessor		Successor		Predecessor

		Eight	Four			Eight	Four
	Year	Months	Months	Year	Year	Months	Months	Year
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,	January 31,	January 31,	May 31,	January 31,
	2005	2004	2003	2003	2005	2004	2003	2003

Components of net periodic benefit cost (income):
Service cost	$0.2	$0.3	$0.1	$0.5	$0.1	$0.1	$—	$0.2
Interest cost	11.2	7.4	3.8	11.7	10.7	7.8	4.0	10.0
Expected return on plan assets	(9.6)	(6.0)	(3.0)	(12.0)	—	—	—	—
Net amortization and deferral	—	—	1.0	1.3	(1.2)	—	2.1	3.6
Special termination benefit recognition	—	—	—	2.4	—	—	—	1.0

Net benefit cost	$1.8	$1.7	$1.9	$3.9	$9.6	$7.9	$6.1	$14.8

	International Plans
	Pension Benefits

	Successor		Predecessor

		Eight	Four
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,
	2005	2004	2003	2003

Components of net periodic benefit cost (income):
Service cost	$0.7	$0.2	$0.1	$0.5
Interest cost	6.8	4.5	2.2	6.0
Expected return on plan assets	(2.1)	(0.1)	(0.1)	(0.1)
Net amortization and deferral	—	—	0.2	0.3

Net benefit cost	$5.4	$4.6	$2.4	$6.7

      The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above were as follows:

					International
					Plants
	North American Plans

					Pension
	Pension Benefits		Other Benefits		Benefits
	Successor		Successor		Successor

	2005	2004	2005	2004	2005	2004

Weighted average assumptions:
Discount rate	5.75%	6.25%	5.75%	6.25%	5.00%	5.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A	5.00%	5.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	2.10%	2.10%
      At January 31, 2005, the assumed annual health care cost trend rate used in measuring the APBO approximated 11.1% declining to 5.0% in years 2009 and thereafter. Increasing the assumed cost trend rate by

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1% each year would have increased the APBO and service and interest cost components by approximately $17.2 million and $1.0 million, respectively, for fiscal 2004. Decreasing the assumed cost trend rate by 1% each year would have decreased the APBO and service and interest cost components by approximately $14.6 million and $0.8 million, respectively, for fiscal 2004.

Expected Return on Assets
      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption for the North American plans.

Projected North American Benefit Payments
      In each of the next five fiscal years, the Company expects that its pension and other postretirement benefit plans will pay participant benefits as follows (dollars in millions):

	Successor

	2005	2006	2007	2008	2009	Total

Pension plans	$14.5	$14.0	$13.7	$13.5	$13.3	$69.0
Health care and life insurance benefit plans	14.9	13.9	14.4	14.9	15.2	73.3

Pension Benefit Asset Information
      The Company’s North American pension plans’ weighted-average pension asset allocation at December 31, 2004 and 2003, by asset category are as follows:

	Successor

	2004	2003

Asset Category:
Domestic Equity	55.0%	52.5%
International Equity	15.4%	15.7%
Fixed Income	22.9%	31.8%
Guaranteed Investment Contract	1.7%	—
Cash	5.0%	—

Total	100%	100%

      In addition to the broad asset allocation described above, the following policies apply to individual asset classes:

•	Fixed income investments are oriented toward risk averse, investment grade securities. With the exception of U.S. Government securities, in which the plan may invest the entire fixed income allocation, fixed income investments are required to be diversified among individual securities and sectors. There is no limit on the maximum maturity of securities held. Short sales, margin purchases and similar speculative transactions are prohibited.

•	Equity investments are diversified among capitalization and style and are required to be diversified among industries and economic sectors. Limitations are placed on the overall allocation to any individual security. Short sales, margin purchases, and similar speculative transactions are prohibited.
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

	Policy Target	Policy Range

Asset Class:
Domestic Equity	55.0%	35-75%
International Equity	15.4%	10-20%
Fixed Income	24.6%	25-35%
Real Estate	0.0%	0-0%
Other	5.0%	0-0%
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

Medicare Prescription Drug, Improvement, and Modernization Act
      The Medicare Prescription Drug, Improvement, and Modernization Act, which was signed into law on December 8, 2003, expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree welfare programs and has determined that this legislation reduces the Company’s costs for some of these programs. In accordance with guidance from the FASB, the Company adopted the provisions of FSP 106-2 in the third quarter of 2004 and elected to recognize the effect of the subsidy retroactively. The reduction in interest costs related to the third quarter of fiscal 2004 was $0.2 million and the increased amortization of net gain for the same period was $0.2 million. The reduction in the Company’s accumulated postretirement benefit obligation was approximately $13.3 million.

Other Benefits
      The Company also has contributory employee retirement savings plans covering substantially all of its domestic employees. The employer contribution is determined at the discretion of the Company and totaled approximately $15.3 million, $9.4 million, $7.2 million, and $16.8 million for the year ended January 31, 2005, the eight months ended January 31, 2004, the four months ended May 31, 2003, and the year ended January 31, 2003, respectively.

Note 13.	Asset Impairments and Other Restructuring Charges
      The Company recorded asset impairment losses and other restructuring charges of $9.3 million for the year ended January 31, 2005, $28.9 million in the eight months ended January 31, 2004, $6.4 million in the four months ended May 31, 2004, and $43.5 million in fiscal year 2002.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Asset impairments and other restructuring charges by segment are as follows (dollars in millions):

	Successor
	Year Ended January 31, 2005

	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$4.8	$(0.2)	$—	$4.6
Impairment of machinery, equipment, and tooling	2.2	—	—	2.2
Severance and other restructuring costs	1.4	0.6	0.5	2.5

Total	$8.4	$0.4	$0.5	$9.3

	Successor
	Eight Months Ended January 31, 2004

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$1.0	$0.8	$—	$1.8
Impairment of machinery, equipment, and tooling	19.9	6.7	—	26.6
Severance and other restructuring costs	0.5	—	—	0.5

Total	$21.4	$7.5	$—	$28.9

	Predecessor
	Four Months Ended May 31, 2003

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$0.5	$0.1	$—	$0.6
Facility closure costs	0.9	—	—	0.9
Impairment of machinery, equipment, and tooling	1.5	3.3	—	4.8
Severance and other restructuring costs	0.1	—	—	0.1

Total	$3.0	$3.4	$—	$6.4

	Predecessor
	Year Ended January 31, 2003

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	1.7	$0.8	$—	$2.5
Facility closure costs	6.7	—	—	6.7
Impairment of machinery, equipment, and tooling	25.1	0.8	0.5	26.4
Severance and other restructuring costs	2.9	1.0	4.0	7.9

Total	$36.4	$2.6	$4.5	$43.5

      These losses and charges consist of the following:
      Impairment of Howell, Michigan Facility: During the fourth quarter of fiscal 2003, the Company estimated that the future undiscounted cash flows from its Howell, Michigan manufacturing facility would not be sufficient to recover the carrying value of its investment in building, machinery, equipment, and tooling. Accordingly, the Company recognized an asset impairment loss of $8.8 million in the fourth quarter of fiscal 2003. Such assets were written down to fair value based on the expected scrap value, if any, of machinery, equipment and tooling, and the appraised value of such building. On April 1, 2004, the Company announced

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the closure of this facility. As part of management’s on-going rationalization initiatives, the decision to close the Howell facility was based on improving capacity utilization and overall efficiency of the Company. Production of the aluminum wheels manufactured at the facility has been transferred to other manufacturing facilities in the United States. The Company has recorded $4.5 million of facility closure costs as of January 31, 2005.
      Impairment of La Mirada, California Facility: In the third quarter of fiscal 2003, the Company updated its sales projections to reflect the termination and balancing out of certain programs. Based on those updated sales projections and on the impact of improved operating efficiencies resulting from ongoing rationalization of production capacity, the Company determined that its current estimate of future undiscounted cash flows from its La Mirada, California facility would not be sufficient to recover the respective carrying values of that facility’s machinery and equipment. Accordingly, the Company recorded asset impairment losses of $5.7 million in the third quarter of fiscal 2003. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling.
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
      Impairment of Gainesville, Georgia and Wabash, Indiana Facilities: In the third quarter of fiscal 2003, the Company updated its sales projections to reflect the termination and balancing out of certain programs. Based on those updated sales projections and on the impact of improved operating efficiencies resulting from ongoing rationalization of production capacity, the Company determined that its current estimate of future undiscounted cash flows from its Gainesville, Georgia and Wabash, Indiana facilities would not be sufficient to recover the respective carrying values of those facilities’ property, plant, and equipment. Accordingly, the Company recorded asset impairment losses of $13.9 million in the third quarter of fiscal 2003. Such assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling.
      Impairment of Thailand Greenfield Site: During the first quarter of fiscal 2003, the Company recorded an asset impairment loss of $0.5 million to write down its Thailand Greenfield site to fair value based on current real estate market conditions. This non-operating facility was sold by the Company in August 2003.
      Impairment and Closure of Bowling Green, Kentucky Facility: During the first four months of fiscal 2003, the Company recognized additional restructuring charges of $0.9 million related to the closure of its Bowling Green, Kentucky facility. These charges relate to additional plant closure costs and terminated employee health care benefits. The Company has recorded $0.3 million of facility closure costs as of January 31, 2005 related to property taxes, security and maintenance, and decommissioning costs.
      Impairment and Closure of Petersburg, Michigan Facility: During the first quarter of fiscal 2003, the Company recorded an asset impairment loss of $0.1 million to write down to fair value its Petersburg, Michigan facility based on current real estate market conditions. This non-operating facility is classified as held-for-sale at January 31, 2004, and was subsequently sold by the Company in February 2004.
      In conjunction with the sale of its Petersburg, Michigan facility in the first quarter of fiscal 2004, the Company reversed $0.2 million in facility closure costs that had previously been accrued.
      Impairment and Closure of Somerset, Kentucky Facility: During fiscal 2001, the Company recognized impairment losses of $6.8 million related to investments in machinery, equipment, and tooling at its Somerset, Kentucky facility due to a change in management’s estimates regarding the future use of such assets. Such

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling. During the first quarter of fiscal 2002, the Company closed this facility and recorded a restructuring charge of $6.7 million. This charge included estimated amounts related to lease termination costs and other closure costs consisting primarily of security and maintenance costs subsequent to the shutdown date. The portion of the charge related to lease terminations in the amount of $3.5 million had been classified as a liability subject to compromise at January 31, 2003 and has been excluded from the table below. During fiscal 2002, the Company recognized additional impairment losses of $1.9 million related to investments in building, machinery, equipment, and tooling primarily due to real estate market conditions and further revisions in management’s estimates regarding the fair value of such assets.
      Impairment of Machinery and Equipment: In fiscal 2004, the Company recorded impairment losses of $0.8 million due primarily to a change in management’s plan for the future use of idled machinery, equipment, and production tooling related to the closure of its Howell manufacturing facility. Such investments in fixed assets were written down to fair value.
      During the fourth quarter of fiscal 2004, the Company estimated that the future undiscounted cash flows from its Campiglione Fenile, Italy manufacturing facility would not be sufficient to recover the carrying value of its Investment in machinery, equipment, and tooling. Accordingly, the Company recognized an asset impairment loss of $1.4 million in the fourth quarter of fiscal 2004. Such assets were written down to fair value based on the expected scrap value, if any, of machinery, equipment, and tooling.
      In May 2003, the Company recorded asset impairment losses of $1.6 million on certain machinery and equipment in its Components segment due primarily to a change in management’s plan for the future use of idled machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery and equipment.
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
      During fiscal 2002, the Company recorded asset impairment losses of $10.7 million on certain machinery and equipment in its Automotive Wheels, Components, and Other segments due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment due to changes in product mix. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling.
      Impairment of White Pigeon, Michigan Facility: During the fourth quarter of fiscal 2002, the Company recorded an asset impairment loss of $0.5 million to write down the White Pigeon, Michigan facility to fair value based on current real estate market conditions. This non-operating facility is currently held for sale by the Company.
      Other Severance and Restructuring Costs: As part of ongoing restructuring and rationalization of its operations, the Company recorded severance costs of $2.5 million, $0.5 million, $0.1 million, and $4.5 million for the year ended January 31, 2005, eight months ended January 31, 2004, four months ended May 31, 2004, and the year ended January 31, 2003, respectively.
      North American Early Retirement and Reduction-In-Force Programs: In fiscal 2002, the Company offered an early retirement option to approximately 30 employees, of whom 24 accepted by the acceptance date. In connection with this early retirement offer, the Company recorded a charge of $3.4 million primarily related to supplemental retirement benefits and continued medical benefits. The retirement benefit portion of

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans and will be funded as part of the requirements of those entire plans.
      Facility Exit Cost and Severance Accruals: The following table describes the activity in the balance sheet accounts affected by the severance and other facility exit costs (dollars in millions):

	Successor

		Severance
	January 31,	and Other		Cash Payments	January 31,
	2004	Restructuring		and Foreign	2005
	Accrual	Charges	Reclassification	Currency Impact	Accrual

Facility exit costs	$1.7	$2.1	$(0.3)	$(3.5)	$—
Severance	1.0	5.8	—	(6.3)	0.5

	$2.7	$7.9	$(0.3)	$(9.8)	$0.5

Note 14.	Commitments and Contingencies

Matters Related to Restatement of Financial Statements
      On February 19, 2002, the Company issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods, and for the fiscal quarter ended April 30, 2001. The restatement was the result of the Company’s failure to properly apply certain accounting standards generally accepted in the United States (“GAAP”), and because certain accounting errors and irregularities in the Company’s financial statements were identified. The SEC is conducting an investigation into the facts and circumstances giving rise to the restatements. The Company has and intends to continue cooperating with the SEC in connection with such investigation, but the Company cannot predict the outcome of the investigation. There can be no assurance that the SEC will not impose fines or take other corrective actions against the Company that could have a significant negative impact on the Company’s financial condition. In addition, publicity surrounding the SEC’s investigation or any enforcement action, even if ultimately resolved favorably for the Company, could have a material adverse impact on the Company’s financial condition, results of operations or business.
      On May 3, 2002, a group of purported purchasers of the Company’s Old Senior Notes and Old Senior Subordinated Notes commenced a putative class action lawsuit against thirteen of the Company’s former directors and officers (but not the Company) and KPMG LLP, the Company’s independent registered public accounting firm, in the U.S. District Court for the Eastern District of Michigan. The complaint seeks damages for an alleged class of persons who purchased the Company’s bonds between June 3, 1999 and September 5, 2001 and claim to have been injured because they relied on the Company’s allegedly materially false and misleading financial statements. On June 27, 2002, the plaintiffs filed an amended class action complaint adding CIBC World Markets Corp. and Credit Suisse First Boston Corporation, underwriters for certain bonds issued by the Company, as defendants, but these parties were subsequently dismissed from the action. The claims in this action were not discharged upon the effectiveness of the Plan of Reorganization because they were not against the Company.
      Additionally, before the date the Company commenced its Chapter 11 Bankruptcy case, four other putative class actions were filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain of the Company’s directors and officers on behalf of an alleged class of purchasers of the Company’s common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. On May 10, 2002, the plaintiffs filed a consolidated and amended class action complaint seeking damages against the officers and directors (but not the Company) and KPMG. Pursuant to the Company’s Plan of Reorganization, the Company purchased directors’ and officers’ liability insurance to cover then-current and former directors and officers and agreed to indemnify certain of the Company former directors

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
against certain liabilities, including those matters described above, up to an aggregate of $10 million in excess of the directors’ and officers’ liability insurance coverage to or for the benefit of these indemnities. The Company has been informed that the parties to these actions have agreed to a settlement, which includes payment by certain defendants, including the former directors, of $7.2 million. The Company is currently unable to determine the amount of such payment, if any, that it may be required to pay to its former directors pursuant to this indemnification obligation.

Legal Proceedings
      In October 2003, General Electric Credit Corporation (“GECC”) filed an amended administrative claim in the Bankruptcy Court for $7.5 million relating to certain leased equipment. The leases were rejected during the Company’s Chapter 11 cases. GECC is alleging that its damages were incurred post-petition because the equipment was returned post-petition. If the Bankruptcy Court determines that GECC’s damages are a post-petition expense, GECC may be entitled to an administrative claim for the claim’s full amount. The Company is disputing the amount and the merits of GECC’s claim. On February 1, 2005, the parties concluded a bench trial on the matter. The court will make a final determination after the parties’ submission of post-trial briefs, the last of which are due in April 2005.
      The Company is the defendant in a patent infringement matter filed in 1997 in the U.S. District Court for the Eastern District of Michigan. Lacks Incorporated (“Lacks”) alleged that the Company infringed on three patents held by Lacks relating to chrome-plated plastic cladding for steel wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001, the special master issued a report finding that Lacks’ third patent was invalid and recommending that Lacks’ remaining claims be dismissed; the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. Discovery on the remanded claims is ongoing. In July 2003, Lacks filed an administrative claim in the Bankruptcy Court for $12 million relating to the alleged patent infringement.
      The Company was party to a license agreement with Kuhl Wheels, LLC (“Kuhl”), whereby Kuhl granted the Company an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (the “Kuhl Wheel”), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between the Company and Kuhl in connection with the Company bankruptcy proceeding. The original license agreement (as amended, the “License Agreement”), dated May 11, 1999, granted the Company non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide the Company with an exclusive worldwide license. On January 14, 2003, the Company filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the U.S. District Court for the Eastern District of Michigan. The Company commenced such action seeking a declaration of noninfringement of two U.S. patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against the Company, and disclosing and using the Company’s technologies, trade secrets, and confidential information to develop, market, license, manufacture, or sell automotive wheels. Expert and fact discovery have just been completed.
      In October 2003, Nissan North America filed suit against the Company in Tennessee state court asserting a $13.7 million breach of contract and breach of warranty claim that we believe arose prior to the confirmation date and was discharged by the Plan of Reorganization. A recent mediation with Nissan North America was unsuccessful and the pre-trial phase of the lawsuit is proceeding.
      The Company is involved in a dispute with BNY Capital Resources Corporation (“BNY”) related to leased equipment that the Company intends to return at the end of the lease term. BNY has alleged that the Company has breached several provisions of the lease. On March 29, 2005, the Company filed a Complaint for

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Declaratory Relief against BNY in the U.S. District Court for the Eastern District of Michigan seeking a judgment declaring that the Company is not in breach of its obligations under the lease documents. No discovery has been conducted and the Company cannot estimate the likelihood that the Company will prevail in this litigation.
      The nature of the Company’s business subjects the Company to litigation in the ordinary course of the Company’s business. In addition, we are from time to time involved in other legal proceedings. Although claims made against the Company prior to May 12, 2003, the date on which the Plan of Reorganization was confirmed, except as described in the immediately following paragraph, were discharged and are entitled only to the treatment provided in the Plan of Reorganization or in connection with settlement agreements that were approved by the Bankruptcy Court prior to the Company’s emergence from bankruptcy, the Company cannot guarantee that any remaining or future claims will not have a significant negative impact on the Company’s results of operations and profitability. In addition, claims made after the date of the Company’s bankruptcy filing were not discharged in the bankruptcy proceeding.
      Claims made against the Company prior to the date of the bankruptcy filing or the confirmation date may not have been discharged if the claimant had no notice of the bankruptcy filing or various deadlines in the Plan of Reorganization. Although certain parties have informally claimed that their claims were not discharged, the Company is not presently aware of any party, other than Nissan North America, that has sought to enforce claims that the Company believes were discharged or a judicial determination that their claims were not discharged by the Plan of Reorganization. In addition, in other bankruptcy cases, states have challenged whether their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. This issue has not been finally settled by the U.S. Supreme Court. Therefore, the Company can give no assurance that the Company’s emergence from bankruptcy resulted in a discharge of all claims against the Company with respect to periods prior to the date the Company filed for bankruptcy protection. Any such claim not discharged could have a material adverse effect on the Company’s financial condition and profitability; however, the Company is not presently aware of any such claims. Moreover, the Company’s European operations and certain other foreign operations did not file for bankruptcy protection, and claims against them are not affected by the Company’s bankruptcy filing.
      In the ordinary course of the Company’s business, the Company is a party to other judicial and administrative proceedings involving the Company’s operations and products, which may include allegations as to manufacturing quality, design and safety. The Company carries insurance coverage in such amounts in excess of the Company’s self-insured retention as the Company believes to be reasonable under the circumstances and which may or may not cover any or all of the Company’s liabilities in respect of claims and lawsuits. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance rights under indemnification agreements and established reserves for uninsured liabilities), the Company believes that the outcome of these proceedings will not have a material adverse effect on the financial condition or ongoing results of the Company’s operations.
      The Company is exposed to potential product liability and warranty risks that are inherent in the design, manufacture and sale of automotive products, the failure of which could result in property damage, personal injury, or death. Accordingly, individual or class action suits alleging product liability or warranty claims could result. Although the Company currently maintains what it believes to be suitable and adequate product liability insurance in excess of the Company’s self-insured amounts, there can be no assurance that the Company will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. In addition, if any of the Company’s products prove to be defective, the Company may be required to participate in a recall involving such products. A successful claim brought against the Company in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on its results of operations or financial condition.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases
      The Company leases certain production facilities and equipment under various agreements expiring in fiscal years ended January 31, 2006 to 2010 and later. The following is a schedule of future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2005 (dollars in millions):

	Successor

Year Ending January 31:	Capital	Operating

2006	$4.3	$14.5
2007	1.6	11.2
2008	1.4	6.4
2009	4.9	5.1
2010 and later years	—	0.3

Total minimum payments required	12.2	$37.5

Less amount representing interest	(0.4)

Present value of net minimum capital lease payments	11.8
Less current installments of obligations under capital leases	(4.3)

Obligations under capital leases, excluding current installments	$7.5

      Rent expense was $19.0 million, $14.0 million, $1.2 million, and $28.1 million for the year ended January 31, 2005, the eight months ended January 31, 2004, the four months ended May 31, 2004, and the year ended January 31, 2003, respectively.

Note 15.	Taxes on Income
      The components of pre-tax income (loss), excluding minority interest, cumulative effect of change in accounting principle, and extraordinary gain on debt discharge, are as follows (dollars in millions):

	Successor		Predecessor

		Eight	Four
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,
	2005	2004	2003	2003

United States	$(103.0)	$(67.1)	$(309.9)	$(137.1)
Foreign	66.9	35.4	337.7	64.1

	$(36.1)	$(31.7)	$27.8	$(73.0)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax expense (benefit) is summarized as follows (dollars in millions):

	Successor		Predecessor

		Eight	Four
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,
	2005	2004	2003	2003

Current:
Federal	$—	$—	$—	$(14.3)
State and Local	2.3	1.0	7.1	2.4
Foreign	25.4	11.6	1.9	1.1

	27.7	12.6	9.0	(10.8)
Deferred:
Federal and State	—	—	—	—
Foreign	(8.0)	(1.7)	51.3	14.4

	(8.0)	(1.7)	51.3	14.4

Income Tax Expense	$19.7	$10.9	$60.3	$3.6

      A reconciliation of taxes computed at the United States Federal statutory 35% rate to the actual income tax expense (benefit) follows (dollars in millions):

	Successor		Predecessor

		Eight	Four
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,
	2005	2004	2003	2003

Federal taxes computed at statutory rate	$(12.6)	$(11.1)	$9.7	$(25.6)
Increase (decrease) resulting from:
State taxes	1.5	1.0	7.1	2.4
Tax benefit from net operating loss carryforwards	—	—	—	(14.3)
Non-deductible expenses	2.6	1.2	—	—
Foreign statutory tax rate differential	(7.0)	(1.9)	2.5	(0.9)
Change in foreign tax rates	(0.6)	(2.6)	—	1.9
Tax holidays	(5.1)	(2.2)	(0.8)	(2.8)
Deductible reorganization expenses	—	—	(21.6)	(26.0)
Intercompany financing	(4.3)	(1.4)	—	—
Recognition of goodwill in fresh start accounting	—	—	(67.4)	—
Tax exempt income	(2.8)	—	—	—
Parent taxation of subsidiary earnings	2.3	—	87.5	—
Change in valuation allowance	46.1	27.1	43.4	71.5
All other items	(0.4)	0.8	(0.1)	(2.6)

Income tax expense	$19.7	$10.9	$60.3	$3.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the period ended May 31, 2003, the recognition of goodwill in fresh start accounting listed above refers to goodwill and the associated financial statement gain recognized related to fresh start accounting for which no deferred tax liability is recorded; the parent taxation of subsidiary earnings listed above refers to the recognition of gain for tax purposes related to investment in subsidiaries. The gain recognized for tax purposes, as a result of the taxable merger, was fully offset by net operating loss carry forwards resulting in zero current federal tax liability.
      The Company has received a tax holiday in the Czech Republic based upon investments made it its facilities located in that country. The tax holiday is expected to continue through fiscal 2009, depending on the Company’s ongoing investments as compared to its profits earned.
      Deferred tax assets (liabilities) result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows (dollars in millions):

	Successor

	January 31,	January 31,
	2005	2004

Deferred tax assets attributable to:
Accrued liabilities	$32.9	$20.1
Operating loss carry forwards	90.1	32.5
Property, plant, and equipment	10.7	21.2
Pension	43.9	45.1
Inventories	5.1	0.7
Other	6.9	3.8

Total gross deferred tax assets	189.6	123.4
Less valuation allowance	(107.9)	(57.5)

Net deferred tax assets	81.7	65.9
Deferred tax liabilities attributable to:
Property, plant, and equipment	(53.2)	(59.4)
Intangible assets	(76.9)	(80.8)
Intercompany notes	(16.3)	(11.1)
Other	(4.4)	(2.5)

Total gross deferred tax liabilities	(150.8)	(153.8)

Net deferred tax liabilities	$(69.1)	$(87.9)

      The Company has domestic net operating loss carryforwards of approximately $125.6 million expiring in 2024 and 2025, and foreign net operating loss carryforwards of approximately $141.7, million, of which $5.6 million expire in years 2008 and 2009, $38.1 million expire in years 2010 through 2019, and $98.0 million may be carried forward indefinitely. The carryforwards are based upon tax returns as currently filed or as anticipated to be filed and are subject to change based upon the Company’s detailed analysis for tax purposes. The Company’s tax returns are subject to periodic audit by the various jurisdictions in which it operates. These audits, including those currently underway, can result in adjustments of taxes due or adjustments of the net operating loss carryforwards, which are available to offset future taxable income.
      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at January 31, 2005 to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations.
      As a result of the taxable merger between the Predecessor and HLI, all tax carryforwards of the U.S. consolidated group were reduced to zero. As such, the gross deferred tax assets and the related valuation allowance was reduced by $295.6 million during the four months ended May 31, 2003. The Company increased the valuation allowance during fiscal 2004 and the eight month period ended January 31, 2004 by $50.4 million and $16.5 million, respectively. If the deferred tax assets of the Company as of January 31, 2005 that have a valuation allowance recorded against them are subsequently realized, the amount that would be allocated to goodwill is estimated at $39.5 million.
      The Company has not recognized a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. The amounts of such temporary differences as of January 31, 2005 and January 31, 2004 were estimated to be $200.9 million and $128.5 million, respectively. This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability.
      The American Jobs Creation Act of 2004 introduced legislation allowing companies the opportunity to receive a one-time deduction from taxable income for dividends paid to the U.S. (“the repatriation provisions”). The Company has not yet completed its evaluation of the repatriation provisions for purposes of applying Statement 109 for each period for which financial statements covering periods affected by the Act are presented. The evaluation should be completed by January 31, 2006. Although no final decision has been reached, it is unlikely that the Company will remit any earnings pursuant to these provisions. Accordingly, the Company has not recognized any income tax expense.

Note 16.	Investments in Joint Ventures
      On August 9, 2004 the Company entered into an aluminum wheel JV to produce cast aluminum wheels with operations in Manisa, Turkey. The new aluminum wheel JV, Jantas Aliminyum Jant Sanayi ve Ticaret A.S. (a.k.a. Jantas Aluminum Wheels), will serve the Turkish and other European markets. The aluminum wheel JV is expected to begin production at the end of 2005 and to produce up to 1.5 million wheels annually. The aluminum wheel JV is owned 40% by the Company, 35% by Cromodora Wheels S.p.A and 25% by Inci Holding A.S. As of January 31, 2005, the Company has provided funding of $1.6 million.
      As a result of the HLI Jantas transaction on November 13, 2003, the sale of its equity in the Mexican wheel operations, and purchase of certain assets and liabilities of the cast aluminum wheel facility in Chihuahua, Mexico on January 15, 2004 as discussed in Note 4, Acquisitions and Divestitures of Business, the Company did not hold any significant investments in joint ventures at of January 31, 2004.
      On November 13, 2003, the Company acquired an additional 35% ownership interest in its Turkish steel wheel JV for $15.0 million in cash of which $1.1 million was paid in the first quarter of fiscal 2004. As a result of this acquisition, the Company owns 60% of the subsidiary, Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., which became a consolidated subsidiary of the Company beginning in the fourth quarter of fiscal 2003. As part of this transaction, the Company sold an approximate 7.8% interest in another Turkish subsidiary, Hayes Lemmerz Inci Jant Sanayi A.S., for $2.4 million. This sale reduced the Company’s holdings in Hayes Lemmerz Inci Jant Sanayi A.S. to 60%.
      During fiscal 2002, the Company sold its 49% interest in a Portuguese tire and wheel assembly joint venture for cash proceeds of $1.4 million. In connection with the sale, the Company recognized a gain of

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.4 million, which is included in Other income, net, on the accompanying consolidated statement of operations.

Note 17.	Stock Based Benefit Plans
      Upon the Effective Date, all options under the Predecessor Company’s stock option plans were cancelled and those plans were terminated in accordance with the Plan of Reorganization.
      In conjunction with the Plan of Reorganization, the Company filed a proposed critical employee retention plan (the “CERP”), which was designed to compensate certain critical employees in order to assure their retention and availability during the Company’s restructuring. On May 30, 2002, the CERP was approved by the Bankruptcy Court.
      The CERP had two components which (i) rewarded critical employees who remained with the Company (and certain affiliates of the Company who are not directly involved in the restructuring) during and through the completion of the restructuring (the “Retention Bonus”) and (ii) provided additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeded an established baseline (the “Restructuring Performance Bonus”).
      A portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted stock of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units vest 50% a year over a two year period.
      Also in conjunction with the Plan of Reorganization, the Company filed a proposed Long-Term Incentive Plan with the Bankruptcy Court. The Long-Term Incentive Plan was approved by the Bankruptcy Court on May 12, 2003 in connection with the confirmation of the Plan of Reorganization, and in accordance with Section 303 of the Delaware General Corporation Law, such approval constituted stockholder approval of the Long-Term Incentive Plan. The Long-Term Incentive Plan became effective on July 23, 2003, the date that the Plan was approved by the Company’s Board of Directors. No award may be granted under the Long-Term Incentive Plan after July 23, 2013.
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
      On July 28, 2003, the Company granted 1,887,162 stock options and 1,258,107 restricted stock units to certain employees and officers, and 65,455 options and 43,637 restricted stock units to non-employee members of the Company’s Board of Directors. The weighted average exercise price of the stock options was $13.93 per share, which was equal to the fair value on the date of grant. The stock options granted to certain employees and officers of the Company vest 25% per year over a four year period. The restricted stock units granted to certain employees and officers of the Company vest one third after three years and the remaining two thirds after four years. The stock options and restricted stock units granted to the non-employee directors vest over a two year period. At January 31, 2005, the Company had 677,857 shares available for award.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity under the Long Term Incentive Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 31, 2003	—	$—
Granted	1,982,906	13.97
Exercised	—	—
Forfeited	(114,141)	13.93

Outstanding at January 31, 2004	1,868,765	$13.98
Granted	146,411	13.06
Exercised	—	—
Forfeited	(154,995)	13.91

Outstanding at January 31, 2005	1,860,181	$13.91
Balance exercisable at:
January 31, 2004	619,936	$13.98
January 31, 2005	468,061	$13.98
      The following table summarizes information about stock options outstanding at January 31, 2005:

	Outstanding			Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ 7.57 - $ 9.46	17,798	9.7	$8.50	$—	$—
$ 9.46 - $11.35	14,043	9.6	10.67	—	—
$11.35 - $13.25	21,895	9.5	12.62	—	—
$13.25 - $15.14	1,763,803	8.5	13.92	462,410	13.93
$15.14 - $17.03	17,135	9.0	16.07	1,208	16.08
$17.03 - $18.93	25,507	9.0	17.82	4,443	18.06

	1,860,181	8.5	$13.91	468,061	$13.98

      The fair values of stock options granted in fiscal 2004 were estimated on the respective dates of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

	January 31, 2005	January 31, 2004

Risk free interest rate	3.33-4.78%	3.26-4.39%
Expected life	6 years	6 years
Expected volatility	49%	49%
Expected dividends	0%	0%
      As a result of issuing the restricted stock units discussed above, the Company will recognize compensation expense of $22.8 million in results of operations over the respective vesting periods. During the year ended January 31, 2005 and the eight months ended January 31, 2004, the Company recognized $5.5 million and $4.1 million, respectively, of compensation expense related to such restricted stock units.
      At January 31, 2005, Series A Warrants to purchase 957,447 shares of common stock were outstanding. Each Series A Warrant allows the holder thereof to acquire one share of common stock for a purchase price of

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$25.83. The warrants are exercisable from June 3, 2003 through June 3, 2006. At January 31, 2005, Series B Warrants to purchase 957,447 shares of common stock were outstanding. Each Series B Warrant allows the holder thereof to acquire one share of common stock for a purchase price of $25.83. The warrants are exercisable from June 3, 2003 through June 3, 2008.

Note 18.	Common Stock Offering
      On February 11, 2004, the Company closed on a primary offering of 7,720,970 shares of common stock, and a secondary offering of 2 million shares of its common stock. The Company used the net proceeds of the $117.0 million that it received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding Senior Notes on March 12, 2004, to prepay $16.0 million, plus accrued and unpaid interest thereon, of its Term Loan on February 12, 2004, and for general corporate purposes. (See Note 11, Bank Borrowings, Other Notes and Long-Term Debt).

Note 19.	Cadillac Adjustment
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
      The expenses, properly recorded in the respective periods, would have impacted net loss during fiscal 2003 and first half 2004 as follows (dollars in millions, except per share amounts):

		Impact on Basic
	Impact on	and Diluted Net
Interim Period	Net Loss	Loss per Share

Predecessor
Three Months Ended April 30, 2003	$—	$—
One Month Ended May 31, 2003	$(0.1)	$—
Four Months Ended May 31, 2003	$(0.1)	$—
Successor
Two Months Ended July 31, 2003	$(0.4)	$(0.01)
Three Months Ended October 31, 2003	$(0.1)	$—
Three Months Ended January 1, 2004	$(0.3)	$(0.01)
Eight Months Ended January 1, 2004	$(0.8)	$(0.02)
Three Months Ended April 30, 2004	$0.1	$—
Three Months Ended July 31, 2004	$(0.1)	$—
Six Months Ended July 31, 2004	$—	$—

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20. Accounts Receivable Securitization
      On December 9, 2004 the Company established an accounts receivable securitization facility in the U.S., which provides up to $75.0 million in funding from commercial paper conduits sponsored by commercial lenders. As part of this facility, the Company formed two wholly owned, special purpose entities HL Funding I, LLC (“Funding I”) and HL Funding II, Inc. (“Funding II”) (collectively the “SPEs”) for the sole purpose of buying, selling and/or borrowing against receivables generated by the Company. Under these facilities the Company irrevocably and without recourse transfers all eligible accounts receivable to Funding I, which in turn sells them to Funding II, which pledges them as security for advances made by conduits administered by the banks. The assets of the SPEs are not available to pay the claims of the Company or any other entity. The Company retains a subordinated interest in the receivables. The conduits obtain the funds to make advances to Funding II by selling commercial paper to third-party investors. Pursuant to an agreement to act as servicer for the accounts receivable, the Company retains responsibilities for the collection and administration of receivables subject to these facilities and is paid a fee for doing so. This facility is for three years, subject to the maintenance of certain financial covenants. The Company is currently in compliance with these covenants.
      The receivables sold are removed from the balance sheet since they meet the applicable criteria of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company’s retained interest is recorded at fair value in other current assets in the company’s consolidated balance sheets. Losses are recognized when the receivables are sold to the extent that the cash and value of the retained interest is less than the net book value of the receivables sold. Those losses amounted to approximately $0.3 million for the year ended January 31, 2005 and were recorded in cost of sales in the consolidated statements of operations.
      At January 31, 2005, the outstanding balance of receivables sold to SPE’s was $134 million. The net retained interest by the Company was $77 million, which is disclosed as other receivables on the consolidated balance sheets and in cash flows from operating activities in the consolidated statements of cash flows. Advances from conduits were $57 million.
      The discount rate at January 31, 2005 was 2.42% and the usage fee under the facility is 0.75%. In addition, the Company is required to pay a commitment fee of 0.5% of $75 million.
Note 21. Segment Information
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” directs companies to use the “management approach” for segment reporting. This approach reflects management’s organization of business segments and is consistent with how the Company and its key decision-makers assess operating performance, make operating decisions, and allocate resources. This approach also considers the existence of managers responsible for each business segment and how information is presented to the Company’s Board of Directors.
      The Company is organized based primarily on markets served and products produced. Under this organizational structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car and light vehicle markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture wheel and brake products for commercial highway and aftermarket

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
customers in North America. The Other segment also includes financial results related to the corporate office and elimination of certain intercompany activities.
      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based primarily on sales, operating profit, and cash flow.
      The following table presents revenues and other financial information by business segment (dollars in millions):

	Successor		Predecessor

		Eight	Four
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,
	2005	2004	2003	2003

Revenues:
Automotive Wheels	$1,388.8	$825.3	$403.5	$1,168.8
Components	696.5	460.2	248.1	737.7
Other	159.2	81.1	38.2	95.1

Total	$2,244.5	$1,366.6	$689.8	$2,001.6

Earnings (loss) from operations:
Automotive Wheels	$54.4	$30.0	$85.4	$32.5
Components	(25.6)	(0.1)	37.2	25.1
Other	(7.1)	(18.4)	(72.1)	(57.9)

Total	$21.7	$11.5	$50.5	$(0.3)

Depreciation and amortization:
Automotive Wheels	$107.4	$63.6	$25.4	$76.8
Components	59.0	40.0	18.2	46.1
Other	11.7	7.5	2.8	9.1

Total	$178.1	$111.1	$46.4	$132.0

Capital expenditures:
Automotive Wheels	$91.6	$51.9	$13.5	$52.7
Components	55.6	44.0	11.2	49.4
Other	11.5	10.8	1.6	4.7

Total	$158.7	$106.7	$26.3	$106.8

Extraordinary gain on debt discharge:
Automotive Wheels	$—	$—	$81.1	$—
Components	—	—	58.3	—
Other	—	—	937.3	—

Total	$—	$—	$1,076.7	$—

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents certain balance sheet information by business segment (dollars in millions):

	Successor

	January 31,	January 31,
	2005	2004

Total assets:
Automotive Wheels	$1,726.9	$1,490.6
Components	541.4	542.4
Other	33.7	264.7

Total	$2,302.0	$2,297.7

Goodwill:
Automotive Wheels	$417.9	$416.2
Components	—	—
Other	—	—

Total	$417.9	$416.2

      The following table presents revenues for each of the geographic areas in which the Company operates (dollars in millions):

	Successor		Predecessor

		Eight	Four
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,
	2005	2004	2003	2003

Revenues:
North America	$1,099.9	$736.9	$410.4	$1,256.0
Europe and other	1,144.6	629.7	279.4	745.6

Total	$2,244.5	$1,366.6	$689.8	$2,001.6

      The following table presents long-lived assets (other than deferred tax assets) for each of the geographic areas in which the Company operates (dollars in millions):

	Successor

	January 31,	January 31,
	2005	2004

Total long-lived assets:
North America	$534.9	$540.6
Europe and other	1,161.8	1,156.9

Total	$1,696.7	$1,697.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Concentration
      Approximately 44% of the Company’s revenues are from three automotive manufacturers and their affiliates. The following is a summary of the percentage of revenues from these major customers on a worldwide basis:

	Successor		Predecessor

		Eight	Four
	Year	Months	Months	Year
	Ended	Ended	Ended	Ended
	January 31,	January 31,	May 31,	January 31,
	2005	2004	2003	2003

Ford Motor Company	18.8%	26.3%	15.8%	22.8%
DaimlerChrysler	13.2%	19.5%	8.2%	17.3%
General Motors Corporation	12.4%	15.1%	3.6%	12.0%
Note 22. Selected Quarterly Financial Data (Unaudited)
      Historically, the Company consolidated its international subsidiaries using the twelve month period ended December 31st. Due to more efficient financial reporting procedures, the Company was able to eliminate this one month lag in fiscal 2004. This change is preferable since it aligns the year end reporting date of the Company’s international subsidiaries with the Company’s year end reporting. As a result, the Company’s 2004 fiscal year contains financial information for its international subsidiaries through January 31, 2005. The Company recorded income of $2.6 million as a cumulative effect of a change in accounting principle, which represents the net income of its international subsidiaries for the month of January 2004. The amounts presented for the Company’s international subsidiaries for its fiscal 2003 balance sheet are still reported as of December 31st, and the results of operations presented for fiscal 2003 and 2002 are still for the respective twelve month periods ended December 31st.
      The following represents restated selected quarterly financial data for the Company (dollars in millions, except per share amounts):

	Successor

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	January 31,	October 31,	July 31,	April 30,
	2005	2004	2004	2004

Net sales	$548.0	$570.4	$532.1	$594.0
Gross profit	22.4	56.7	49.6	74.3
Loss before cumulative effect of change in accounting principle	(48.3)	(5.3)	(9.8)	(1.5)
Net income (loss)	(48.3)	(5.3)	(9.8)	1.1
Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(1.28)	$(0.14)	$(0.26)	$(0.05)
Basic and diluted net loss	$(1.28)	$(0.14)	$(0.26)	$0.02

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor				Predecessor

	Eight
	Months	Quarter	Quarter	Two Months	One Month	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31,	January 31,	October 31,	July 31,	May 31,	April 30,
	2004	2004	2003	2003	2003	2003

Net sales	$1,366.6	$507.4	$530.9	$328.3	$174.5	$515.3
Gross profit	140.8	42.1	69.3	29.4	26.7	51.8
Loss before extraordinary gain on debt discharge	(46.5)	(27.3)	(10.0)	(9.2)	(11.2)	(22.5)
Extraordinary gain on debt discharge	—	—	—	—	1,076.7	—

Net income (loss) as reported	(46.5)	(27.3)	(10.0)	(9.2)	1,065.5	(22.5)
Elimination of one month lag	1.5	(4.4)	3.9	1.9	(2.9)	0.4

Proforma net income (loss)	$(45.0)	$(31.7)	$(6.1)	$(7.3)	$1,062.6	$(22.1)

Basic and diluted net loss per share as reported	$(1.55)	$(0.91)	$(0.33)	$(0.31)
Elimination of one month lag	0.05	(0.15)	0.13	0.07

Proforma basic and diluted net loss per share	$(1.50)	$(1.06)	$(0.20)	$(0.24)

Note 23.	Subsequent Events
      On April 18, 2005, the Company approved plans for the closure of its Campiglione, Italy manufacturing facility and the transfer of production of the aluminum wheels manufactured at this facility to other facilities. The closure will result in the elimination of approximately 102 employee positions. As part of management’s on-going rationalization initiatives, the decision to close the Campiglione facility was based on improving capacity utilization and overall efficiency of the Company.
      The Company estimates that the closure plan will result in a charge to earnings of approximately $4.5 million in fiscal 2005. Estimates of the total cost the Company expects to incur for each major type of cost associated with the plan are: (i) $4.0 million for severance benefits and employee termination costs and (ii) $0.5 million for plant closing costs and decommissioning costs. Net cash outlays during fiscal 2005 and 2006 related to the closure are expected to be approximately $4.5 million.
      On April 11, 2005, the Company announced that it amended and restated the Credit Facility to establish a new second lien $150 million term loan, from which approximately 50% of the net proceeds were used to repay a portion of the Term Loan, with the remainder to be used for general corporate purposes; reduce the Company’s interest rate on the Term Loan by 50 basis points; favorably modify the financial covenants; and allow the Company to retain 50% of the net proceeds from the proposed divestiture of its Commercial Highway Hub and Drum business for capital expenditures, among other things. The principal balance of $150 million is due on June 3, 2010.
      On March 3, 2005, the Company announced plans to close its aluminum wheel manufacturing facility in La Mirada, California and transfer the production at this facility to the Company’s Huntington, Indiana facility.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24.	Condensed Consolidating Financial Statements
      The following condensed consolidating financial statements present the financial information required with respect to those entities which guarantee certain of the Company’s debt.
      The condensed consolidating financial statements are presented based on the equity method of accounting. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of the subsidiaries’ cumulative results of operations, capital contributions, distributions, and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Guarantor and Nonguarantor Financial Statements
      As further discussed in Note 1, Description of Business, Chapter 11 Filings and Emergence from Chapter 11, and Note 11, Bank Borrowings, Other Notes and Long-Term Debt, in connection with the Plan of Reorganization, HLI issued $250.0 million aggregate principal amount of the Senior Notes. The Senior Notes are guaranteed by New Hayes and substantially all of New Hayes’ domestic subsidiaries (other than HLI as the issuer of the Senior Notes) (collectively, the “Guarantor Subsidiaries”). None of the New Hayes’ foreign subsidiaries have guaranteed the Senior Notes. In addition, there are two of New Hayes’ domestic subsidiaries owned by foreign subsidiaries of New Hayes (collectively, the “Nonguarantor Subsidiaries”) that are not guarantors of the Senior Notes. Following emergence, all the operations, assets, and liabilities of New Hayes and ParentCo (collectively, the “Parent”) and the Guarantor Subsidiaries reflected in the table below are owned and operated by HLI and the Guarantor Subsidiaries.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SUCCESSOR COMPANY
For the Year Ended January 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Net sales	$—	$3.1	$1,028.0	$1,241.0	$(27.6)	$2,244.5
Cost of goods sold	—	25.3	975.0	1,068.4	(27.2)	2,041.5

Gross profit (loss)	—	(22.2)	53.0	172.6	(0.4)	203.0
Marketing, general, and administrative	—	3.6	90.9	72.0	—	166.5
Amortization of intangible assets	—	0.9	1.9	11.0	—	13.8
Equity in (earnings) losses of joint ventures and subsidiaries	70.0	7.9	(4.0)	—	(73.9)	—
Asset impairments and other restructuring charges	—	1.0	5.8	2.5	—	9.3
Other expense (income), net	—	(2.2)	(1.7)	(5.9)	1.5	(8.3)

Earnings (loss) from operations	(70.0)	(33.4)	(39.9)	93.0	72.0	21.7
Interest (income) expense, net	(7.7)	23.8	0.2	27.6	—	43.9
Other non-operating expense	—	0.8	—	0.9	—	1.7
Loss on early extinguishment of debt	—	12.2	—	—	—	12.2

Earnings (loss) before taxes on income, minority interest, and cumulative effect of change in accounting principle	(62.3)	(70.2)	(40.1)	64.5	72.0	(36.1)
Income tax expense	—	0.7	1.6	17.4	—	19.7

Earnings (loss) before minority interest, and cumulative effect of change in accounting principle	(62.3)	(70.9)	(41.7)	47.1	72.0	(55.8)
Minority interest	—	—	—	9.1	—	9.1

Cumulative effect of change in accounting principle, net of tax of $0.8	—	—	—	2.6	—	2.6

Net income (loss)	$(62.3)	$(70.9)	$(41.7)	$40.6	$72.0	$(62.3)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SUCCESSOR COMPANY
For the Eight Months Ended January 31, 2004

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Net sales	$—	$2.6	$710.6	$682.6	$(29.2)	$1,366.6
Cost of goods sold	—	20.8	653.2	581.0	(29.2)	1,225.8

Gross profit (loss)	—	(18.2)	57.4	101.6	—	140.8
Marketing, general and administrative	—	1.5	56.2	38.5	—	96.2
Amortization of intangibles assets	—	0.6	1.3	6.6	—	8.5
Equity in (earnings) losses of joint ventures and subsidiaries	47.6	—	1.1	—	(48.7)	—
Asset impairments and other restructuring charges			28.4	0.5		28.9
Other expense (income), net	—	(2.7)	(2.4)	0.8	—	(4.3)

Earnings (loss) from operations	(47.6)	(17.6)	(27.2)	55.2	48.7	11.5
Interest (income) expense, net	(1.1)	(0.6)	24.6	19.2	—	42.1
Other non-operating expense	—	0.5	—	0.6	—	1.1

Earnings (loss) before taxes on income and minority interest	(46.5)	(17.5)	(51.8)	35.4	48.7	(31.7)
Income tax expense	—	—	1.0	9.9	—	10.9

Earnings (loss) before minority interest	(46.5)	(17.5)	(52.8)	25.5	48.7	(42.6)
Minority interest	—	—	—	3.9	—	3.9

Net income (loss)	$(46.5)	$(17.5)	$(52.8)	$21.6	$48.7	$(46.5)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
PREDECESSOR COMPANY
For the Four Months Ended May 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Net sales	$61.0	$330.3	$307.0	$(8.5)	$689.8
Cost of goods sold	61.3	297.6	260.9	(8.5)	611.3

Gross profit (loss)	(0.3)	32.7	46.1	—	78.5
Marketing, general and administrative	5.5	19.1	18.5	(1.5)	41.6
Amortization of intangible assets	0.1	0.8	0.7	—	1.6
Equity in (earnings) losses of subsidiaries	(132.1)	(7.9)	(0.1)	140.1	—
Asset impairments and other restructuring charges	0.3	4.9	1.2	—	6.4
Other expense (income), net	(0.4)	(2.2)	(1.7)	0.8	(3.5)
Fresh start accounting adjustments	—	253.4	(316.5)	—	(63.1)
Reorganization items	13.3	31.7	—	—	45.0

Earnings (loss) from operations	113.0	(267.1)	344.0	(139.4)	50.5
Interest expense, net	2.8	16.4	3.5	—	22.7

Earnings (loss) before taxes on income, minority interest, and extraordinary gain on debt discharge	110.2	(283.5)	340.5	(139.4)	27.8
Income tax expense (benefit)	(0.3)	7.4	53.2	—	60.3

Earnings (loss) before minority interest and extraordinary gain on debt discharge	110.5	(290.9)	287.3	(139.4)	(32.5)
Minority interest	—	—	1.2	—	1.2

Earnings (loss) before extraordinary gain on debt discharge	110.5	(290.9)	286.1	(139.4)	(33.7)
Extraordinary gain on debt discharge	(932.5)	(142.9)	(1.3)	—	(1,076.7)

Net income (loss)	$1,043.0	$(148.0)	$287.4	$(139.4)	$1,043.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
PREDECESSOR COMPANY
For the Year Ended January 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Net sales	$234.9	$979.5	$818.0	$(30.8)	$2,001.6
Cost of goods sold	233.8	902.6	688.3	(30.8)	1,793.9

Gross profit	1.1	76.9	129.7	—	207.7
Marketing, general and administrative	24.2	53.7	45.6	—	123.5
Amortization of intangible assets	—	2.3	1.0	—	3.3
Equity in (earnings) losses of subsidiaries	560.8	(13.5)	(2.2)	(545.1)	—
Asset impairments and other restructuring charges	6.0	33.2	4.3	—	43.5
Other expense (income), net	6.3	(6.2)	(6.9)	—	(6.8)
Reorganization items	35.9	8.6	—	—	44.5

Earnings (loss) from operations	(632.1)	(1.2)	87.9	545.1	(0.3)
Interest expense, net	9.1	41.4	22.2	—	72.7

Earnings (loss) before taxes on income, minority interest, and cumulative effect of change in accounting principle	(641.2)	(42.6)	65.7	545.1	(73.0)
Income tax expense (benefit)	(29.4)	2.0	31.0	—	3.6

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	(611.8)	(44.6)	34.7	545.1	(76.6)
Minority interest	—	—	3.5	—	3.5

Earnings (loss) before cumulative effect of change in accounting principle	(611.8)	(44.6)	31.2	545.1	(80.1)
Cumulative effect of change in accounting principle, net of tax	22.7	498.5	33.2	—	554.4

Net income (loss)	$(634.5)	$(543.1)	$(2.0)	$545.1	$(634.5)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
SUCCESSOR COMPANY
As of January 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash and cash equivalents	$—	$(9.3)	$(0.2)	$44.7	$—	$35.2
Receivables	—	(135.0)	151.2	225.2	—	241.4
Other receivables	—	77.0	—	—	—	77.0
Inventories	—	4.6	89.0	119.0	—	212.6
Prepaid expenses and other	—	11.4	12.2	5.7	—	29.3

Total current assets	—	(51.3)	252.2	394.6	—	595.5
Property, plant, and equipment, net	—	38.9	342.1	619.3	—	1,000.3
Goodwill and other assets	702.0	1,214.9	52.5	640.2	(1,903.4)	706.2

Total assets	$702.0	$1,202.5	$646.8	$1,654.1	$(1,903.4)	$2,302.0

Bank borrowings and other notes	$—	$—	$—	$0.6	$—	$0.6
Current portion of long-term debt	—	4.6	1.3	4.6	—	10.5
Accounts payable and accrued liabilities	—	76.1	88.6	240.6	—	405.3

Total current liabilities	—	80.7	89.9	245.8	—	416.4
Long-term debt, net of current portion	—	606.6	7.1	17.4	—	631.1
Pension and other long-term liabilities	—	251.9	0.4	255.4	—	507.7
Series A warrants and Series B warrants	0.5	—	—	—	—	0.5
Redeemable preferred stock of subsidiaries	—	11.3	—	—	—	11.3
Minority interest	—	—	—	33.7	—	33.7
Parents loans	0.2	(373.0)	27.0	345.5	0.3	—
Common stock	0.4	—	—	—	—	0.4
Additional paid-in capital	670.6	680.3	617.4	588.0	(1,885.7)	670.6
Retained earnings (accumulated deficit)	(108.8)	(87.7)	(95.2)	62.2	120.7	(108.8)
Accumulated other comprehensive income (loss)	139.1	32.4	0.2	106.1	(138.7)	139.1

Total stockholders’ equity	701.3	625.0	522.4	756.3	(1,903.7)	701.3

Total liabilities and stockholders’ equity	$702.0	1,202.5	$646.8	$1,654.1	$(1,903.4)	$2,302.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
SUCCESSOR COMPANY
As of January 31, 2004

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash and cash equivalents	$—	$(3.2)	$(0.6)	$52.3	$—	$48.5
Receivables	—	1.2	133.1	191.2	—	325.5
Inventories	—	5.7	86.5	97.1	—	189.3
Prepaid expenses and other	—	6.8	8.9	13.3	—	29.0

Total current assets	—	10.5	227.9	353.9	—	592.3
Net property, plant, and equipment	—	36.6	355.5	574.4	—	966.5
Goodwill and other assets	604.1	1,307.6	83.3	618.9	(1,875.0)	738.9

Total assets	$604.1	$1,354.7	$666.7	$1,547.2	$(1,875.0)	$2,297.7

Bank borrowings and other notes	$—	$—	$—	$14.2	$—	$14.2
Current portion of long-term debt	—	4.5	—	6.8	—	11.3
Accounts payable and accrued liabilities	—	83.3	83.8	188.4	—	355.5

Total current liabilities	—	87.8	83.8	209.4	—	381.0
Long-term debt, net of current portion	—	714.3	8.4	29.7	—	752.4
Deferred tax liabilities	—	—	—	98.5	—	98.5
Pension and other long-term liabilities	—	263.1	0.4	164.5	—	428.0
Series A warrants and Series B warrants	8.2	—	—	—	—	8.2
Redeemable preferred stock of subsidiaries	—	10.5	—	—	—	10.5
Minority interest	—	—	—	23.2	—	23.2
Parents loans	—	(293.3)	(24.5)	315.4	2.4	—
Common stock	0.3	—	—	—	—	0.3
Additional paid-in capital	548.2	557.8	652.3	626.6	(1,836.7)	548.2
Retained earnings (accumulated deficit)	(46.5)	(16.8)	(53.5)	21.6	48.7	(46.5)
Accumulated other comprehensive income (loss)	93.9	31.3	(0.2)	58.3	(89.4)	93.9

Total stockholders’ equity	595.9	572.3	598.6	706.5	(1,877.4)	595.9

Total liabilities and stockholders’ equity	$604.1	$1,354.7	$666.7	$1,547.2	$(1,875.0)	$2,297.7

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SUCCESSOR COMPANY
For the Year Ended January 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash flows provided by (used for) operating activities	$—	$(0.9)	$2.4	$163.1	$—	$164.6

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	—	(6.5)	(60.1)	(92.1)	—	(158.7)
Proceeds from sale of non-core businesses	—	0.3	0.4	—	—	0.7

Cash used for investing activities	—	(6.2)	(59.7)	(92.1)	—	(158.0)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	—	(0.7)	—	(0.7)
Repayment of notes payable issued in connection with purchases of business	—	—	—	(13.1)	—	(13.1)
Repayment of long term debt	—	(4.2)	—	(13.3)	—	(17.5)
Net proceeds from issuance of
Common stock	117.0	—	—	—	—	117.0
Capital contribution	(117.0)	117.0	—	—	—	—
Proceeds from (redemption of)
Senior Notes, net of discount and related fees	—	(96.7)	—	—	—	(96.7)
Proceeds from (redemption of)
Term Loan, net of related fees	—	(16.0)	—	—	—	(16.0)

Cash provided by (used for) financing activities	—	0.1	—	(27.1)	—	(27.0)

Increase (decrease) in parent loans and advances	—	0.9	57.7	(58.6)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	5.7	—	5.7

Increase (decrease) in cash and cash equivalents	—	(6.1)	0.4	(9.0)	—	(14.7)
Adjustment for the elimination of the one month lag	—	—	—	1.4	—	1.4
Cash and cash equivalents at beginning of period	—	(3.2)	(0.6)	52.3	—	48.5

Cash and cash equivalents at end of period	$—	$(9.3)	$(0.2)	$44.7	$—	$35.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SUCCESSOR COMPANY
For the Eight Months Ended January 31, 2004

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash flows provided by (used for) operating activities	$(47.6)	$(26.1)	$33.1	$124.5	$—	$83.9

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	—	(7.7)	(47.6)	(51.4)	—	(106.7)
Proceeds from sale of non-core businesses	—	1.1	0.5	3.1	—	4.7
Purchase of businesses	—	—	—	(19.8)	—	(19.8)

Cash used for investing activities	—	(6.6)	(47.1)	(68.1)	—	(121.8)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	—	(16.0)	—	(16.0)
Repayment of bank borrowings, revolving facility, and long term debt	—	(2.2)	—	(81.7)	—	(83.9)

Cash used for financing activities	—	(2.2)	—	(97.7)	—	(99.9)
Increase (decrease) in parent loans and advances	47.6	(76.3)	13.7	15.0	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	7.2	—	7.2

Net decrease in cash and cash equivalents	—	(111.2)	(0.3)	(19.1)	—	(130.6)
Cash and cash equivalents at beginning of period	—	108.0	(0.3)	71.4	—	179.1

Cash and cash equivalents at end of period	$—	$(3.2)	$(0.6)	$52.3	$—	$48.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
PREDECESSOR COMPANY
For the Four Months Ended May 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash flows provided by (used for) operating activities	$(7.5)	$14.7	$23.9	$—	$31.1

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(24.9)	(15.4)	(9.6)	—	(49.9)
Proceeds from sale of non-core businesses	—	0.5	0.3	—	0.8

Cash used for investing activities	(24.9)	(14.9)	(9.3)	—	(49.1)

Cash flows from financing activities:
Changes in bank borrowings, credit facilities, DIP facility and other notes	(59.7)	(2.0)	—	—	(61.7)
Proceeds from debt issuance	678.9	—	—	—	678.9
Prepetition lenders’ payment	(477.3)	—	—	—	(477.3)
Payment to holders of Old Senior Notes	(13.0)	—	—	—	(13.0)

Cash provided by (used for) financing activities	128.9	(2.0)	—	—	126.9
Increase (decrease) in parent loans and advances	(1.9)	2.2	(0.3)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	4.1	—	4.1

Net increase in cash and cash equivalents	94.6	—	18.4	—	113.0
Cash and cash equivalents at beginning of period	13.3	—	52.8	—	66.1

Cash and cash equivalents at end of period	$107.9	$—	$71.2	$—	$179.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
PREDECESSOR COMPANY
For the Year Ended January 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Dollars in millions)
Cash flows provided by (used for) operating activities	$(8.2)	$9.9	$104.0	$—	$105.7

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(12.2)	(49.0)	(45.6)	—	(106.8)
Proceeds from sale of non-core businesses	—	(1.2)	3.6	—	2.4

Cash used for investing activities	(12.2)	(50.2)	(42.0)	—	(104.4)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	48.9	1.0	(35.4)	—	14.5

Cash provided by (used for) financing activities	48.9	1.0	(35.4)	—	14.5
Increase (decrease) in parent loans and advances	(26.5)	38.9	(12.4)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	5.1	—	5.1

Net increase (decrease) in cash and cash equivalents	2.0	(0.4)	19.3	—	20.9
Cash and cash equivalents at beginning of period	11.3	0.4	33.5	—	45.2

Cash and cash equivalents at end of period	$13.3	$—	$52.8	$—	$66.1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
      The Company maintains a disclosure committee reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company’s Disclosure Controls and Procedures (the “Disclosure Committee”). The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s General Counsel, Vice President of Human Resources and Administration, Corporate Controller — Operations, Treasurer, Assistant General Counsel, Manager of Financial Reporting and Governance, and Director of Internal Audit as its other members. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the Company’s Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded, subject to the limitations noted above, that the Company’s Disclosure Controls and Procedures are not effective as of January 31, 2005, based on the material weakness discussed below.
b. Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of January 31, 2005. This assessment identified a material weakness in internal control over financial reporting related to the lack of adequate expertise, a lack of documentation, and ineffective reconciliation procedures associated with income tax accounting matters. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      As a result of this deficiency in the Company’s internal control over financial reporting, management did not detect errors in the accounting for income tax amounts in a timely manner as of and for the year ended January 31, 2005. Specifically, errors were detected that resulted in an adjustment of current and deferred income tax expense and accrued income tax liabilities. These errors were corrected, and the corrections are reflected in the audited consolidated financial statements as of and for the year ended January 31, 2005.
      In making its assessment of internal control over financial reporting, management used the criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weakness described in the preceding paragraph, management has concluded that, as of January 31, 2005, the Company’s internal control over financial reporting was not effective based on those criteria.

      The Company’s assessment of the effectiveness of its internal control over financial reporting as of January 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

c.	Changes in Internal Control Over Financial Reporting
      As previously indicated, management’s assessment of internal controls over financial reporting identified a material weakness in internal control over financial reporting related to the lack of adequate expertise, a lack of documentation, and ineffective reconciliation procedures associated with income tax accounting matters. The lack of expertise in income tax accounting matters was primarily the result of the unexpected departure of the Director of Tax in the fourth quarter of fiscal year 2004. In addition, the Company was not able to hire a Manager of International Tax in the absence of a Director of Tax. In light of this material weakness, the Company performed additional analysis and procedures to ensure that its consolidated financial statements are and will continue to be prepared in accordance with generally accepted account principles.
      The Company hired a new Director of Tax on April 11, 2005 and will hire a Manager of International Tax as soon as a suitable candidate is identified. In addition, the Company will thoroughly document and test its U.S. and international tax processes and will reconcile all relevant accounts on an interim and annual basis going forward.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Hayes Lemmerz International, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting at Item 9A.b., that Hayes Lemmerz International, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of January 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of January 31, 2005: management identified that the Company had a material weakness in its internal control over financial reporting related to the lack of adequate expertise, a lack of documentation, and ineffective reconciliation procedures associated with income tax accounting matters. As a result of this deficiency in the Company’s internal control over financial reporting, management did not detect errors in the accounting for income tax amounts in a timely manner as of and for the year ended January 31, 2005. Specifically, errors were detected that resulted in an adjustment of amounts recorded for current and deferred income tax expense and accrued income tax liabilities.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2005 and 2004 (the Successor), and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended January 31, 2005, and for the period from June 1, 2003 to January 31, 2004 (Successor periods), the period from February 1, 2003 to May 31, 2003 and the year ended January 31, 2003 (Predecessor periods). The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 31, 2005, and this report does not affect our report dated April 18, 2005, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Hayes Lemmerz International Inc. and subsidiaries did not maintain effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/     KPMG LLP
Detroit, Michigan
April 18, 2005
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information regarding directors and executive officers of the Company, including those directors who are standing for re-election, is set forth in the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year ended January 31, 2005 (the “Proxy Statement”), which information is incorporated herein by reference.
Audit Committee Financial Expert
      The Board of Directors of the Company has determined that Mr. Richard Wallman is an audit committee “financial expert” as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of

1934, as amended (the “Exchange Act”), and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.
Code of Ethics
      The Company has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial officer) and employees (the “Code of Ethics”). The Code of Ethics is available on the Company’s website, and pursuant to Exchange Act rules, a copy of the Code of Ethics is filed as Exhibit 14 to its fiscal 2003 Annual Report on Form 10-K filed April 12, 2004. The Company intends to disclose any changes in or waivers to the Code of Ethics applicable to any officer or director on its website.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The Company has the following equity compensation plans in effect at January 31, 2005:

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,860,181	$13.91	677,857
Equity compensation plans not approved by security holders	—
Total	1,860,181	$13.91	677,857
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
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. The Company’s Consolidated Financial Statements are included in Part II, Item 8
      2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts for fiscal 2004, 2003 and 2002

All other schedules are omitted as the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.
      3. Exhibits

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed May 21, 2003).

2.2	Agreement and Plan of Merger, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed, June 3, 2003).

3.1	Certificate of Incorporation of HLI Holding Company, Inc., effective as of May 6, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A/A, filed June 4, 2003).

3.2	Amendment to the Certificate of Incorporation of HLI Holding Company, Inc., effective as of June 3, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A/A, filed June 4, 2003).

3.3	By-Laws of Hayes Lemmerz International, Inc. (formerly known as HLI Holding Company, Inc.), effective as of May 30, 2003 (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A, filed June 4, 2003).

4.1	Purchase Agreement, dated as of May 22, 2003, by and between Hayes Lemmerz International, Inc., its subsidiaries named therein, and the Initial Purchasers of the $250,000,000 of 10 1/2% Senior Notes due 2010 to be issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.2	Indenture, dated as of June 3, 2003, regarding $250,000,000 of 10 1/2% Senior Notes due 2010, by and between HLI Operating Company, certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.3	Form of 10 1/2% Senior Notes due 2010 (attached as Exhibit A to the Indenture filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.4	First Supplemental Indenture, dated as of June 19, 2003, by and between HLI Operating Company, Inc. certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration statement No. 333-107539 on Form S-4, filed on July 31, 2003, as amended).

4.5	Registration Rights Agreement, dated as of June 3, 2003, by and between HLI Operating Company, Inc. and the Initial Purchasers of the 10 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.6	Series A Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed June 4, 2003).

4.7	Series B Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A, filed June 4, 2003).

4.8	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Exchangeable Preferred Stock issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.9	Registration Rights Agreement, dated as of July 1, 2004, by and between Hayes Lemmerz International, Inc., and AP Wheels, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, filed September 8, 2004).

10.1	Form of Severance Agreement, dated June 15, 2000, between the Company and certain of its officers (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 15, 2000).

10.2	Amended and Restated Employment Agreement between the Company and Curtis J. Clawson, dated September 26, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).

10.3	Form of Employment Agreement between the Company and certain of its officers (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).

10.4	Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).

10.5	Hayes Lemmerz International, Inc. Critical Employee Retention Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).

10.6	Credit Agreement, dated as of June 3, 2003, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (Incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

10.7	Amendment No. 1 and Waiver to Credit Agreement, dated as of October 16, 2003, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement No. 333-107539 on Form S-4, filed on July 31, 2003 as amended).

10.8	Amendment No. 2 and Waiver to Credit Agreement, dated as of February 6, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on April 12, 2004).

10.9	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, filed September 15, 2003, as amended).

10.10	Amendment No. 3 and Waiver to Credit Agreement, dated as of May 6, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, filed on September 8, 2004).

10.11	Waiver of Certain Post Closing Covenants dated as of June 1, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, filed on September 8, 2004).

10.12	Amendment No. 4 and Waiver to Credit Agreement, dated as of November 10, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent.

10.13	Receivables Financing Agreement, dated as of December 9, 2004 among HL Funding II, Inc., a Delaware corporation, CAFCO, LLC, a Delaware limited liability company, as an investor, Citibank, N.A., as a bank, Citicorp North America, Inc., a Delaware corporation, as program agent for the investors and the banks and as an investor agent, the other investors, banks and investor agents (each as defined below) from time to time party hereto, HLI Operating Company, Inc., a Delaware corporation, as servicer, and the disbursement agent named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2004).

10.14	Originator Purchase Agreement , dated as of December 9, 2004 among HL Funding I, LLC, a Delaware limited liability company, and the wholly-owned subsidiaries of the Company named therein as Originators , dated as of December 9, 2004 between HL Funding I, LLC, a Delaware limited liability company, and HL Funding II, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2004).

10.15	Secondary Purchase Agreement, dated as of December 9, 2004 between HL Funding I, LLC, a Delaware limited liability company, and HL Funding II, Inc., a Delaware corporation(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 15, 2004).

10.16	Amended and Restated Credit Agreement, dated as of April 11, 2005 by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as First Lien Agent, Second Lien Agent and Collateral Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2005).

12	Computation of Ratio of Earnings to Fixed Charges.*

14	Code of Ethics (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on April 12, 2004).

18	Preferability Letter of KPMG LLP.*

21	Subsidiaries of the Company.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Powers of Attorney.

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

99.2	Guaranty, dated as of June 3, 2003, by and between HLI Operating Company, Hayes Lemmerz International, Inc., and the Guarantors named therein (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

99.3	Pledge and Security Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, as Grantors, the Additional Grantors named therein, Citicorp North America, Inc., as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

*	Filed electronically herewith.
      (b) Exhibits:

The Company has filed all exhibits required by Item 601 of Regulation S-K., as an exhibit to this form.
      (c) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts for fiscal 2004, 2003 and 2002

All other schedules are omitted as the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of April, 2005.

HAYES LEMMERZ INTERNATIONAL, INC.

By:	/s/ JAMES A. YOST

James A. Yost
Vice President, Finance, and
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CURTIS J. CLAWSON Curtis J. Clawson	Chairman of the Board of Directors Chief Executive Officer, President and Director	April 19, 2005

/s/ JAMES A. YOST James A. Yost	Vice President, Finance, and Chief Financial Officer	April 19, 2005

/s/ MARK A. BREBBERMAN Mark A. Brebberman	Corporate Controller	April 19, 2005

/s/ LAURENCE BERG * Laurence Berg	Director	April 19, 2005

/s/ WILLIAM C. CUNNINGHAM * William C. Cunningham	Director	April 19, 2005

/s/ GEORGE T. HAYMAKER, JR. * George T. Haymaker, Jr.	Lead Director	April 19, 2005

/s/ LAURIE SIEGEL * Laurie Siegel	Director	April 19, 2005

/s/ MOHSEN SOHI * Mohsen Sohi	Director	April 19, 2005

/s/ HENRY D.G. WALLACE * Henry D.G. Wallace	Director	April 19, 2005

Signature	Title	Date

/s/ RICHARD F. WALLMAN * Richard F. Wallman	Director	April 19, 2005

*/s/ PATRICK C. CAULEY Patrick C. Cauley Attorney-in-fact		April 19, 2005

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses	Deductions	of Year

	(Dollars in millions)
Year ended January 31, 2005 Allowance for doubtful accounts	$6.6	4.4	(4.8)	$6.2
Year ended January 31, 2004 Allowance for doubtful accounts	$7.2	0.8	(1.4)	$6.6
Year ended January 31, 2003 Allowance for doubtful accounts	$5.9	2.1	(0.8)	$7.2

EXHIBIT INDEX

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed May 21, 2003).

2.2	Agreement and Plan of Merger, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed, June 3, 2003).

3.1	Certificate of Incorporation of HLI Holding Company, Inc., effective as of May 6, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A/A, filed June 4, 2003).

3.2	Amendment to the Certificate of Incorporation of HLI Holding Company, Inc., effective as of June 3, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A/A, filed June 4, 2003).

3.3	By-Laws of Hayes Lemmerz International, Inc. (formerly known as HLI Holding Company, Inc.), effective as of May 30, 2003 (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-A/A, filed June 4, 2003).

4.1	Purchase Agreement, dated as of May 22, 2003, by and between Hayes Lemmerz International, Inc., its subsidiaries named therein, and the Initial Purchasers of the $250,000,000 of 10 1/2% Senior Notes due 2010 to be issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.2	Indenture, dated as of June 3, 2003, regarding $250,000,000 of 10 1/2% Senior Notes due 2010, by and between HLI Operating Company, certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.3	Form of 10 1/2% Senior Notes due 2010 (attached as Exhibit A to the Indenture filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.4	First Supplemental Indenture, dated as of June 19, 2003, by and between HLI Operating Company, Inc. certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration statement No. 333-107539 on Form S-4, filed on July 31, 2003, as amended).

4.5	Registration Rights Agreement, dated as of June 3, 2003, by and between HLI Operating Company, Inc. and the Initial Purchasers of the 10 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.6	Series A Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed June 4, 2003).

4.7	Series B Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A, filed June 4, 2003).

4.8	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Exchangeable Preferred Stock issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.9	Registration Rights Agreement, dated as of July 1, 2004, by and between Hayes Lemmerz International, Inc., and AP Wheels, LLC (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, filed September 8, 2004).

10.1	Form of Severance Agreement, dated June 15, 2000, between the Company and certain of its officers (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 15, 2000).

10.2	Amended and Restated Employment Agreement between the Company and Curtis J. Clawson, dated September 26, 2001 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).

10.3	Form of Employment Agreement between the Company and certain of its officers (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).

10.4	Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).

10.5	Hayes Lemmerz International, Inc. Critical Employee Retention Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).

10.6	Credit Agreement, dated as of June 3, 2003, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (Incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

10.7	Amendment No. 1 and Waiver to Credit Agreement, dated as of October 16, 2003, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement No. 333-107539 on Form S-4, filed on July 31, 2003 as amended).

10.8	Amendment No. 2 and Waiver to Credit Agreement, dated as of February 6, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on April 12, 2004).

10.9	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, filed September 15, 2003, as amended).

10.10	Amendment No. 3 and Waiver to Credit Agreement, dated as of May 6, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, filed on September 8, 2004).

10.11	Waiver of Certain Post Closing Covenants dated as of June 1, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, filed on September 8, 2004).

10.12	Amendment No. 4 and Waiver to Credit Agreement, dated as of November 10, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent.

10.13	Receivables Financing Agreement, dated as of December 9, 2004 among HL Funding II, Inc., a Delaware corporation, CAFCO, LLC, a Delaware limited liability company, as an investor, Citibank, N.A., as a bank, Citicorp North America, Inc., a Delaware corporation, as program agent for the investors and the banks and as an investor agent, the other investors, banks and investor agents (each as defined below) from time to time party hereto, HLI Operating Company, Inc., a Delaware corporation, as servicer, and the disbursement agent named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2004).

10.14	Originator Purchase Agreement, dated as of December 9, 2004 among HL Funding I, LLC, a Delaware limited liability company, and the wholly-owned subsidiaries of the Company named therein as Originators , dated as of December 9, 2004 between HL Funding I, LLC, a Delaware limited liability company, and HL Funding II, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2004).

10.15	Secondary Purchase Agreement, dated as of December 9, 2004 between HL Funding I, LLC, a Delaware limited liability company, and HL Funding II, Inc., a Delaware corporation(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 15, 2004).

10.16	Amended and Restated Credit Agreement, dated as of April 11, 2005 by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as First Lien Agent, Second Lien Agent and Collateral Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 14, 2005).

12	Computation of Ratio of Earnings to Fixed Charges.*

14	Code of Ethics (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on April 12, 2004).

18	Preferability Letter of KPMG LLP.*

21	Subsidiaries of the Company.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Powers of Attorney.

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

99.2	Guaranty, dated as of June 3, 2003, by and between HLI Operating Company, Hayes Lemmerz International, Inc., and the Guarantors named therein (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

99.3	Pledge and Security Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, as Grantors, the Additional Grantors named therein, Citicorp North America, Inc., as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

*	Filed electronically herewith.