Form 10-Q
period 2005-04-30
HAYES LEMMERZ INTERNATIONAL INC
filed 2005-06-08
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 000-50303

Hayes Lemmerz International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0072578 (IRS Employer Identification No.)

15300 Centennial Drive Northville, Michigan (Address of principal executive offices)	48167 (Zip Code)
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
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court.     Yes ☑          No ☐
      As of June 6, 2005, the number of shares of common stock outstanding of Hayes Lemmerz International, Inc., was 37,970,763 shares.

HAYES LEMMERZ INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
      Unless otherwise indicated, references to the “Company” mean Hayes Lemmerz International, Inc., and its subsidiaries, and references to a fiscal year means the Company’s year commencing on February 1 of that year and ending January 31 of the following year (e.g., fiscal 2005 means the period beginning February 1, 2005, and ending January 31, 2006). This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and business of the Company. All statements other than statements of historical fact made in this Quarterly Report are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “intend”, “believe” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in the Company’s industry; (2) fluctuations in the price of steel, aluminum and other raw materials; (3) changes in general economic conditions; (4) the Company’s dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of its sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers overseas; (6) changes in the financial markets affecting the Company’s financial structure and the Company’s cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; and (8) the risks described in our most recent Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company has no duty under the Private Securities Litigation Reform Act of 1995 to update the forward looking statements in this Quarterly Report on Form 10-Q and the Company does not intend to provide such updates.

Item 1.	Financial Statements
HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	April 30,

	2005	2004

	(Unaudited)
	(Dollars in millions,
	except share amounts)
Net sales	$618.0	$594.0
Cost of goods sold	555.8	519.7

Gross profit	62.2	74.3
Marketing, general, and administrative	43.8	43.1
Asset impairments and other restructuring charges	0.8	2.4
Other expense, net	2.8	0.6

Earnings from operations	14.8	28.2
Interest expense, net	14.7	9.5
Other non-operating expense	0.2	—
Loss on early extinguishment of debt	—	12.2

Earnings (loss) before taxes, minority interest, and cumulative effect of change in accounting principle	(0.1)	6.5
Income tax expense	5.0	5.8

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	(5.1)	0.7
Minority interest	2.6	2.2

Loss before cumulative effect of change in accounting principle	(7.7)	(1.5)
Cumulative effect of change in accounting principle, net of tax of $0.8	—	(2.6)

Net income (loss)	$(7.7)	$1.1

Income (loss) per common share data
Basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.20)	$(0.04)
Cumulative effect of change in accounting principle, net of tax of $0.8	—	(0.07)

Net income (loss)	$(0.20)	$0.03

Weighted average shares outstanding	37.9	36.9
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2005	2005

	(Unaudited)
	(Dollars in millions
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$42.2	$35.2
Receivables	272.8	241.4
Other receivables	126.7	77.0
Inventories	233.6	212.6
Prepaid expenses and other current assets	28.2	29.3

Total current assets	703.5	595.5
Property, plant, and equipment, net	989.9	1,000.3
Goodwill	410.6	417.9
Intangible assets, net	229.3	233.3
Other assets	62.1	55.0

Total assets	$2,395.4	$2,302.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$0.4	$0.6
Current portion of long-term debt	9.5	10.5
Accounts payable and accrued liabilities	439.3	405.3

Total current liabilities	449.2	416.4
Long-term debt, net of current portion	710.1	631.1
Pension and other long-term liabilities	510.5	507.7
Series A warrants and Series B warrants	0.1	0.5
Redeemable preferred stock of subsidiary	11.5	11.3
Minority interest	35.5	33.7
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at April 30, 2005 or January 31, 2005	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized; 37,865,962 issued and outstanding at April 30, 2005 and January 31, 2005	0.4	0.4
Additional paid in capital	671.9	670.6
Accumulated deficit	(116.5)	(108.8)
Accumulated other comprehensive income	122.7	139.1

Total stockholders’ equity	678.5	701.3

Total liabilities and stockholders’ equity	$2,395.4	$2,302.0

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 30,

	2005	2004

	(Unaudited)
	(Dollars in millions)
Cash flows from operating activities:
Net income (loss)	$(7.7)	$1.1
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	45.8	42.7
Amortization of deferred financing fees and accretion of discount	2.7	1.0
Interest income resulting from fair value adjustment of Series A warrants and Series B warrants	(0.4)	(3.9)
Change in deferred income taxes	(5.8)	2.0
Asset impairments	0.1	—
Minority interest	2.6	2.2
Subsidiary preferred stock dividends accrued	0.2	0.2
Equity compensation expense	1.3	1.6
Loss on early extinguishment of debt	—	12.2
Gain (loss) on sale of assets	0.1	(0.2)
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(34.4)	2.4
Other receivables	(49.7)	—
Inventories	(22.9)	(8.9)
Prepaid expenses and other	(7.6)	(0.1)
Accounts payable and accrued liabilities	38.2	33.5
Payments related to Chapter 11 Filings	—	(0.8)

Cash provided by (used for) operating activities	(37.5)	85.0

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(36.5)	(33.4)
Proceeds from sale of assets	—	0.4

Cash used for investing activities	(36.5)	(33.0)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	(0.2)	(0.1)
Net proceeds from issuance of common stock	—	117.0
Redemption of Senior Notes, net of discount and related fees	—	(96.7)
Repayment of Term Loan B, net of related fees	(70.5)	(16.0)
Borrowings from Term Loan C	150.0	—
Repayment of long-term debt	(0.2)	(2.2)
Repayment of notes payable issued in connection with purchases of businesses	—	(7.1)

Cash provided by (used for) financing activities	79.1	(5.1)

Effect of exchange rate changes on cash and cash equivalents	1.9	(1.7)

Increase in cash and cash equivalents	7.0	45.2
Adjustment for the elimination of the one month lag	—	1.4
Cash and cash equivalents at beginning of period	35.2	48.5

Cash and cash equivalents at end of period	$42.2	$95.1

Supplemental data:
Cash paid for interest	$7.5	$9.1
Cash paid for income taxes	$2.2	$3.9
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Retained	Accumulated
				Earnings	Other
		Par	Paid in	(Accumulated	Comprehensive
	Shares	Value	Capital	Deficit)	Income	Total

	(Dollars in millions, except share amounts)
Balance at January 31, 2005	37,865,962	$0.4	$670.6	$(108.8)	$139.1	$701.3
Comprehensive income:
Net loss	—	—	—	(7.7)	—	(7.7)
Currency translation adjustment	—	—	—	—	(16.4)	(16.4)

Total comprehensive loss						(24.1)
Equity compensation expense	—	—	1.3	—	—	1.3

Balance at April 30, 2005	37,865,962	$0.4	$671.9	$(116.5)	$122.7	$678.5

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended April 30, 2005 and 2004
(Unaudited)
(Dollars in millions, unless otherwise stated)
Note 1.     Description of Business
      These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 as filed with the Securities and Exchange Commission on April 19, 2005.

Description of Business
      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries, and references to fiscal year means the Company’s year commencing on February 1 of that year and ending on January 31 of the following year (e.g., “fiscal 2005” refers to the period beginning February 1, 2005 and ending January 31, 2006, “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005).
      Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is also a leading provider of steel wheels for the commercial highway market. The Company is a leading supplier in the market for suspension, brake, and powertrain components. The Company has a global footprint with 42 facilities and one joint venture located in 14 countries around the world. The Company sells its products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks as well as commercial highway vehicle customers throughout the world. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities, and engineering/technical centers.
Note 2.     Basis of Presentation and Stock Based Compensation

Basis of Presentation
      The Company’s unaudited interim consolidated financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles (GAAP) for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the 2005 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2006.
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
      Historically, the Company consolidated its international subsidiaries using the twelve month period ended December 31st. Due to more efficient financial reporting procedures, the Company was able to eliminate this one month lag in fiscal 2004. This change is preferable since it aligns the year end reporting date of the Company’s international subsidiaries with the Company’s year end reporting. The Company recorded income of $2.6 million in the first quarter of 2004 as a cumulative effect of a change in accounting principle, which represents the financial information of its international subsidiaries for the month of January 2004.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certain prior period amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation
      The Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and discloses pro forma net income (loss) and pro forma earnings (loss) per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS 123.
      If compensation expense had been determined based on the fair value at the grant date consistent with the method prescribed in SFAS 123, the Company’s net income (loss) and income (loss) per share amounts would have been adjusted to the pro forma amounts below (dollars in millions):

	Three Months Ended
	April 30,

	2005	2004

Net income (loss):
As reported	$(7.7)	$1.1
Pro forma	(8.5)	(0.3)
Basic and diluted income (loss) per share:
As reported	$(0.20)	$0.03
Pro forma	(0.22)	(0.01)
Note 3.     Inventories
      The major classes of inventory were as follows (dollars in millions):

	April 30,	January 31,
	2005	2005

Raw materials	$57.9	$55.8
Work-in-process	44.5	47.4
Finished goods	86.4	73.1
Spare parts and supplies	44.8	36.3

Total	$233.6	$212.6

Note 4.     Bank Borrowings, Other Notes, and Long-Term Debt
      Bank borrowings and other notes of $0.4 million and $0.6 million at April 30, 2005 and January 31, 2005, respectively, consists primarily of short-term credit facilities of the Company’s foreign subsidiaries.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt consists of the following (dollars in millions):

	April 30,	January 31,
	2005	2005

Various foreign bank and government loans maturing through 2006, weighted average interest rates of 5.64% and 6.37% at April 30, 2005 and January 31, 2005, respectively	$18.7	$18.6
Term loan B maturing 2009, weighted average interest rate of 6.07% and 6.24% at April 30, 2005 and January 31, 2005, respectively	356.7	427.3
Term loan C maturing 2010, weighted average interest rate of 8.72% at April 30, 2005	150.0	—
10 1/2% Senior Notes due 2010, net of discount of $0.8 million at April 30, 2005 and January 31, 2005	161.7	161.7
Mortgage note payable	22.2	22.2
Capital lease obligations	10.3	11.8

	719.6	641.6
Less current portion of long-term debt	9.5	10.5

Long-term debt	$710.1	$631.1

Credit Facility
      On June 3, 2003, HLI Operating Company, Inc. (HLI) entered into a $550 million senior secured credit facility (Credit Facility), which initially consisted of a $450 million six-year amortizing term loan (Term Loan B) and a five-year $100 million revolving credit facility (Revolving Credit Facility). The Term Loan B was made available to HLI in a single drawing on June 3, 2003, payable in quarterly installments equal to 0.25% of the principal amount outstanding with the remaining balance payable on June 3, 2009. The Revolving Credit Facility will be available until June 3, 2008, on which date all loans outstanding under the Revolving Credit Facility will become due and payable.
      On April 11, 2005, the Company amended and restated the Credit Facility to establish a new second lien $150 million term loan (Term Loan C), from which 50% of the proceeds are to be used for general corporate purposes, with the remainder of the net proceeds used to repay a portion of the Term Loan B. Other amendments made at that time reduced the Company’s interest rate on the Term Loan B by 50 basis points, favorably modified the financial covenants, and allowed the Company to retain 50% of the net proceeds from the proposed divestiture of its Commercial Highway Hub and Drum business for capital expenditures, among other things. The principal balance of $150 million is due on June 3, 2010.
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
      As of April 30, 2005 and January 31, 2005, there were no outstanding borrowings and approximately $18.3 million and $19.0 million, respectively, in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at April 30, 2005 and January 31, 2005 was approximately $81.7 million and $81.0 million, respectively.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes
      HLI issued $250.0 million aggregate principal amount of Senior Notes on June 3, 2003 (Senior Notes). The Senior Notes will mature on June 15, 2010. Interest on the Senior Notes accrues at a rate of 10 1/2% per annum and is payable semi-annually in arrears on June 15 and December 15. On October 30, 2003, HLI commenced its offer to exchange up to $250.0 million aggregate principal amount of outstanding 10 1/2% Senior Notes due 2010 of HLI for a like principal amount of 10 1/2% Senior Notes due 2010 of HLI. The exchange offer was registered under the Securities Act of 1933, as amended, to satisfy HLI’s obligations under the registration rights agreement entered into by HLI and the initial purchasers of the Senior Notes. On November 28, 2003, HLI completed its exchange offer. All of the $250.0 million aggregate principal amount of the outstanding Senior Notes were tendered and accepted for exchange.
      The Senior Notes are senior, unsecured obligations of HLI and are effectively subordinated in right of payment to all existing and future secured debt of HLI to the extent of the value of the assets securing that debt, equal in right of payment with all existing and future senior debt of HLI, and senior in right of payment to all subordinated debt of HLI.
      Except as set forth below, the Senior Notes will not be redeemable at the option of HLI prior to June 15, 2007. Starting on that date, HLI may redeem all or any portion of the Senior Notes, at once or over time, upon the terms and conditions set forth in the senior note indenture agreement (Indenture). At any time prior to June 15, 2007, HLI may redeem all or any portion of the Senior Notes, at once or over time, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus a specified “make-whole” premium. In addition, at any time and from time to time prior to June 15, 2006, HLI may redeem up to a maximum of 35% of the aggregate principal amount of the Senior Notes with the proceeds of one or more public equity offerings at a redemption price equal to 110.5% of the principal amount thereof, plus accrued and unpaid interest. (See Note 9, Common Stock Offering).
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

Early Repayment of Long-Term Debt
      On April 11, 2005, the Company used approximately $70 million of the net proceeds from the Term Loan C to repay a portion of the Term Loan B.
      On March 12, 2004, the Company used a portion of the common stock offering net proceeds (See Note 9, Common Stock Offering) to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding Senior Notes at a redemption price of 110.5%. This redemption resulted in a loss on early extinguishment of $11.8 million during the first quarter of fiscal 2004, including $2.6 million related to original issue discount and debt issuance costs on the redeemed portion of the Senior Notes.
      The Company also used a portion of the primary stock offering proceeds to prepay $16.0 million, plus accrued and unpaid interest thereon, of its Term Loan B on February 12, 2004. Upon prepayment, the Company recognized a loss on early extinguishment of $0.4 million related to debt issuance costs on the prepaid portion of the Term Loan B. (See Note 9, Common Stock Offering).

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Financing
      In addition to the Credit Facility and Senior Notes as described above, the Company had other debt financing of $51.2 million and $52.6 million as of April 30, 2005 and January 31, 2005, respectively. These included borrowings under various foreign debt facilities in an aggregate amount of $18.7 million and $18.6 million, and capital lease obligations of $10.3 million and $11.8 million as of April 30, 2005 and January 31, 2005, respectively. The Company also had a mortgage note payable of $22.2 million as of April 30, 2005 and January 31, 2005.
Note 5.     Pension Plans and Postretirement Benefits Other Than Pensions
      The Company sponsors several defined benefit pension plans (Pension Benefits) and health care and life insurance benefits (Other Benefits) for certain employees around the world. The Company funds the Pension Benefits based upon the funding requirements of United States and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.
      The 2005 and 2004 amounts shown below present the Pension Benefits and Other Benefits expense for the three months ended April 30 for each year:

					International
					Plans
	North American Plans

					Pension
	Pension Benefits		Other Benefits		Benefits

	2005	2004	2005	2004	2005	2004

Service cost	$0.3	$0.1	$—	$—	$0.2	$0.2
Interest cost	2.7	2.8	2.7	2.7	2.0	2.0
Expected return on plan assets	(2.4)	(2.4)	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	0.1
Amortization of net (gain)/loss	—	—	—	(0.2)	0.1	—

Net periodic benefit cost	$0.6	$0.5	$2.7	$2.5	$2.3	$2.3

      The Company contributed $9.0 million to its pension plans and health care and life insurance benefit plans during the first quarter of fiscal 2005, and expects to contribute an additional $29.1 million during the remainder of fiscal 2005.
Note 6.     Asset Impairments and Other Restructuring Charges
      The Company recorded asset impairment losses and other restructuring charges of $0.8 million and $2.4 million in the first quarter of fiscal 2005 and 2004, respectively.
      Asset impairments and other restructuring charges by segment were as follows:

	Three Months Ended April 30, 2005

	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$0.3	$—	$—	$0.3
Impairment of machinery, equipment, and tooling	0.1	—	—	0.1
Severance and other restructuring costs	0.4	—	—	0.4

Total	$0.8	$—	$—	$0.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended April 30, 2004

	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$—	$(0.2)	$—	$(0.2)
Severance and other restructuring costs	2.6	—	—	2.6

Total	$2.6	$(0.2)	$—	$2.4

Automotive Wheels

Facility Closures
      Closure of Howell, Michigan Facility: On April 1, 2004, the Company announced the closure of its Howell, Michigan manufacturing facility. As part of management’s on-going rationalization initiatives, the decision to close the Howell facility was based on improving capacity utilization and overall efficiency of the Company. Production of the aluminum wheels manufactured at the facility has been transferred to other manufacturing facilities in the United States. The Company has recorded $0.1 million of costs associated with the closure of this facility during the first quarter of fiscal 2005.
      Closure of Bowling Green, Kentucky Facility: During the first quarter of fiscal 2005, the Company recognized additional closure costs of $0.2 million related to the closure of its Bowling Green, Kentucky manufacturing facility.

Impairment of Machinery, Equipment, and Tooling
      Impairment of Howell, Michigan Facility: During the first quarter of fiscal 2005, the Company recorded asset impairment losses of $0.1 million on certain machinery and equipment related to the closure of its Howell, Michigan manufacturing facility. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling.

Severance and Other Restructuring Charges
      Restructuring of La Mirada, California Facility: On March 3, 2005, the Company announced plans to close its aluminum wheel manufacturing facility in La Mirada, California and transfer the production at this facility to the Company’s Huntington, Indiana facility. In the first quarter of fiscal 2005, the Company recorded $0.2 million of severance costs related to the closure of this facility.
      Restructuring of Manresa, Spain Facility: The Company recorded $0.2 million of severance costs for the Manresa, Spain facility during the first quarter of fiscal 2005 in order to reduce headcount due to a decrease in production volumes.
      Restructuring of Howell, Michigan Facility: In the first quarter of fiscal 2004, the Company recorded $2.6 million of severance and other restructuring costs related to the closure of the Howell, Michigan facility.

Components

Facility Closures
      Closure of Petersburg, Michigan Facility: In conjunction with the sale of its Petersburg, Michigan facility in February of 2004, the Company reversed $0.2 million in facility closure costs in the first quarter of fiscal 2004 that had previously been accrued.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Facility Exit Cost and Severance Accruals
      The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the three months ended April 30, 2005 (dollars in millions):

			Cash
		Severance	Payments
	January 31,	and Other	and Effects	April 30,
	2005	Restructuring	of Foreign	2005
	Accrual	Charges	Currency	Accrual

Facility exit costs	$—	$—	$—	$—
Severance	0.9	0.7	(0.9)	0.7

	$0.9	$0.7	$(0.9)	$0.7

Note 7.	Weighted Average Shares Outstanding
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
      Shares outstanding for the three months ended April 30, 2005 and 2004 were as follows (thousands of shares):

	April 30,

	2005	2004

Basic weighted average shares outstanding	37,865	36,900
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	37,865	36,900

      For the three months ending April 30, 2005 and 2004, all options and warrants were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss in such period.

Note 8.	Taxes on Income
      Income tax expense for the three months ended April 30, 2005 and 2004 were as follows (dollars in millions):

	Three Months Ended April 30,

	2005		2004

	US	Foreign	US	Foreign

Pre-tax income	$(16.6)	$16.5	$(10.8)	$17.3
Income tax expense	$0.5	4.5	0.6	5.2
      Income tax expense related to the three months ended April 30, 2005 was primarily the result of tax expense in foreign jurisdictions and various states.
      The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States.
      The American Jobs Creation Act of 2004 (the Act) introduced legislation allowing companies the opportunity to receive a one-time deduction from taxable income for dividends paid to the United States (the

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repatriation provisions). The Company has not yet completed its evaluation of the impact of the repatriation provisions for purposes of applying Financial Accounting Standards Board Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004” for each period for which financial statements covering periods affected by the Act are presented. The evaluation should be completed by January 31, 2006. Although no final decision has been reached, it is unlikely that the Company will remit any earnings pursuant to these provisions. Accordingly, the Company has not recognized any income tax expense.

Note 9.	Common Stock Offering
      On February 11, 2004, the Company closed on a primary offering of 7,720,970 shares of common stock, and a secondary offering of 2 million shares of its common stock. The Company used the net proceeds of the $117.0 million that it received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding Senior Notes on March 12, 2004, to prepay $16.0 million, plus accrued and unpaid interest thereon, of its Term Loan on February 12, 2004, and for general corporate purposes. (See Note 4, Bank Borrowings, Other Notes, and Long-Term Debt).

Note 10.	Segment Reporting
      The Company is organized based primarily on markets served and products produced. Under this organizational structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake, and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture brake products for commercial highway and aftermarket customers in North America. The Other segment also includes financial results related to the corporate office and the elimination of certain intercompany activities.
      The Company’s Akron facility, which was previously reported in the Other segment, is now reported in the Company’s Automotive Wheels segment consistent with management’s change in segment review based on product classifications. Prior year amounts have been realigned due to this reclassification.
      The following tables present revenues and other financial information by business segment (dollars in millions):

	As of and for the Three Months Ended April 30, 2005

	Automotive
	Wheels	Components	Other	Total

Net sales	$406.7	$191.4	$19.9	$618.0
Asset impairments and other restructuring charges	0.8	—	—	0.8
Earnings (loss) from operations	19.3	0.9	(5.4)	14.8
Total assets	1,803.9	556.0	35.5	2,395.4

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and for the Three Months Ended April 30, 2004

	Automotive
	Wheels	Components	Other	Total

Net sales	$370.3	$201.4	$22.3	$594.0
Asset impairments and other restructuring charges	2.6	(0.2)	—	2.4
Earnings (loss) from operations	20.4	9.5	(1.7)	28.2
Total assets	1,645.5	542.4	128.7	2,316.6

	As of January 31, 2005

	Automotive
	Wheels	Components	Other	Total

Total assets	$1,726.9	$541.4	$33.7	$2,302.0

Note 11.	Condensed Consolidating Financial Statements
      The following condensed consolidating financial statements present the financial information required with respect to those entities that guarantee certain of the Company’s debt.
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

Guarantor and Nonguarantor Financial Statements
      Hayes Lemmerz International, Inc. (Hayes), HLI Parent Company, Inc. (Parent), and substantially all of the Company’s domestic subsidiaries (other than HLI as the issuer of the Senior Notes and borrower under the Term Loan B and Term Loan C) (collectively, excluding Hayes, the Guarantor Subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, the Senior Notes, Term Loan B, and Term Loan C. None of the Company’s foreign subsidiaries have guaranteed the Senior Notes, Term Loan B, or Term Loan C, nor have two of the Company’s domestic subsidiaries owned by foreign subsidiaries of the Company or two of the Company’s subsidiaries that are special purpose entities formed for the domestic accounts receivable securitization program (collectively, the Nonguarantor Subsidiaries). In lieu of providing separate unaudited financial statements for each of the Guarantors, the Company has included the unaudited supplemental guarantor condensed consolidating financial statements. Management does not believe that separate financial statements for each of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended April 30, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Net sales	$—	$1.0	$273.7	$350.6	$(7.3)	$618.0
Cost of goods sold	—	5.4	250.9	306.8	(7.3)	555.8

Gross profit (loss)	—	(4.4)	22.8	43.8	—	62.2
Marketing, general, and administrative	—	2.0	22.9	18.9	—	43.8
Equity in (earnings) losses of subsidiaries and joint ventures	8.1	(6.2)	(0.8)	—	(1.1)	—
Asset impairments and other restructuring charges	—	0.2	0.5	0.1	—	0.8
Other expense (income), net	—	(1.3)	0.2	3.9	—	2.8

Earnings (loss) from operations	(8.1)	0.9	—	20.9	1.1	14.8
Interest expense, net	(0.4)	8.7	0.1	6.3	—	14.7
Other non-operating expense	—	0.2	—	—		0.2

Earnings (loss) before taxes on income and minority interest	(7.7)	(8.0)	(0.1)	14.6	1.1	(0.1)
Income tax expense	—	0.1	0.4	4.5	—	5.0

Earnings (loss) before minority interest	(7.7)	(8.1)	(0.5)	10.1	1.1	(5.1)
Minority interest	—	—	—	2.6	—	2.6

Net income (loss)	$(7.7)	$(8.1)	$(0.5)	$7.5	$1.1	$(7.7)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended April 30, 2004

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Net sales	$—	$1.0	$302.8	$296.2	$(6.0)	$594.0
Cost of goods sold	—	10.1	264.1	251.5	(6.0)	519.7

Gross profit (loss)	—	(9.1)	38.7	44.7	—	74.3
Marketing, general, and administrative	—	0.3	22.5	20.3	—	43.1
Equity in (earnings) losses of subsidiaries and joint ventures	2.8	(25.4)	1.9	—	20.7	—
Asset impairments and other restructuring charges	—	(0.2)	2.6	—	—	2.4
Other expense, net	—	0.2	—	0.4	—	0.6

Earnings (loss) from operations	(2.8)	16.0	11.7	24.0	(20.7)	28.2
Interest (income) expense, net	(3.9)	6.4	0.1	6.9	—	9.5
Other non-operating (income) expense	—	0.2	—	(0.2)	—	—
Loss on early extinguishment of debt	—	12.2	—	—	—	12.2

Earnings (loss) before taxes on income and minority interest	1.1	(2.8)	11.6	17.3	(20.7)	6.5
Income tax expense	—	—	0.6	5.2	—	5.8

Earnings (loss) before minority interest	1.1	(2.8)	11.0	12.1	(20.7)	0.7
Minority interest	—	—	—	2.2	—	2.2
Cumulative effect of change in accounting principle	—	—	—	(2.6)	—	(2.6)

Net income (loss)	$1.1	$(2.8)	$11.0	$12.5	$(20.7)	$1.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
As of April 30, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Cash and cash equivalents	$—	$(11.5)	$(0.1)	$53.8	$—	$42.2
Receivables	—	(147.5)	162.6	257.7	—	272.8
Related Party Receivables	—	126.7	—	—	—	126.7
Inventories	—	2.3	91.4	139.9	—	233.6
Prepaid expenses and other	—	11.2	11.0	6.0	—	28.2

Total current assets	—	(18.8)	264.9	457.4	—	703.5
Property, plant, and equipment, net	—	37.6	346.1	606.2	—	989.9
Goodwill and other assets	678.8	1,222.7	52.2	635.2	(1,886.9)	702.0

Total assets	$678.8	$1,241.5	$663.2	$1,698.8	$(1,886.9)	$2,395.4

Bank borrowings and other notes	$—	$—	$—	$0.4	$—	$0.4
Current portion of long-term debt	—	4.6	1.2	3.7	—	9.5
Accounts payable and accrued liabilities	—	69.1	96.9	273.3	—	439.3

Total current liabilities	—	73.7	98.1	277.4	—	449.2
Long-term debt, net of current portion	—	686.2	6.8	17.1	—	710.1
Pension and other long-term liabilities	—	250.0	0.4	260.1	—	510.5
Series A warrants and Series B warrants	0.1	—	—	—	—	0.1
Redeemable preferred stock of subsidiary	—	11.5	—	—	—	11.5
Minority interest	—	—	—	35.5	—	35.5
Parent loans	0.2	(394.3)	36.2	356.5	1.4	—
Common stock	0.4	—	—	—	—	0.4
Additional paid-in capital	671.9	681.6	617.4	588.0	(1,887.0)	671.9
Retained earnings (accumulated deficit)	(116.5)	(95.8)	(95.7)	69.7	121.8	(116.5)
Accumulated other comprehensive income (loss)	122.7	28.6	—	94.5	(123.1)	122.7

Total stockholders’ equity	678.5	614.4	521.7	752.2	(1,888.3)	678.5

Total liabilities and stockholder’s equity	$678.8	$1,241.5	$663.2	$1,698.8	$(1,886.9)	$2,395.4

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
Cash and cash equivalents	$—	$(9.3)	$(0.2)	$44.7	$—	$35.2
Receivables	—	(135.0)	151.2	225.2	—	241.4
Other receivables	—	77.0	—	—	—	77.0
Inventories	—	4.6	89.0	119.0	—	212.6
Prepaid expenses and other	—	11.4	12.2	5.7	—	29.3

Total current assets	—	(51.3)	252.2	394.6	—	595.5
Property, plant, and equipment, net	—	38.9	342.1	619.3	—	1,000.3
Goodwill and other assets	702.0	1,214.9	52.5	640.2	(1,903.4)	706.2

Total assets	$702.0	$1,202.5	$646.8	$1,654.1	$(1,903.4)	$2,302.0

Bank borrowings and other notes	$—	$—	$—	$0.6	$—	$0.6
Current portion of long-term debt	—	4.6	1.3	4.6	—	10.5
Accounts payable and accrued liabilities	—	76.1	88.6	240.6	—	405.3

Total current liabilities	—	80.7	89.9	245.8	—	416.4
Long-term debt, net of current portion	—	606.6	7.1	17.4	—	631.1
Pension and other long-term liabilities	—	251.9	0.4	255.4	—	507.7
Series A warrants and Series B warrants	0.5	—	—	—	—	0.5
Redeemable preferred stock of subsidiaries	—	11.3	—	—	—	11.3
Minority interest	—	—	—	33.7	—	33.7
Parent loans	0.2	(373.0)	27.0	345.5	0.3	—
Common stock	0.4	—	—	—	—	0.4
Additional paid-in capital	670.6	680.3	617.4	588.0	(1,885.7)	670.6
Retained earnings (accumulated deficit)	(108.8)	(87.7)	(95.2)	62.2	120.7	(108.8)
Accumulated other comprehensive income (loss)	139.1	32.4	0.2	106.1	(138.7)	139.1

Total stockholders’ equity	701.3	625.0	522.4	756.3	(1,903.7)	701.3

Total liabilities and stockholders’ equity	$702.0	$1,202.5	$646.8	$1,654.1	$(1,903.4)	$2,302.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Cash flows provided by (used for) operating activities	$—	$(57.3)	$7.5	$12.3	$—	$(37.5)

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	(0.1)	(20.4)	(16.0)	—	(36.5)
Proceeds from disposal of assets and businesses	—	—	0.1	(0.1)	—	—

Cash used for investing activities	—	(0.1)	(20.3)	(16.1)	—	(36.5)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	—	(0.2)	—	(0.2)
Repayment of Term Loan B, net of related fees	—	(70.5)	—	—	—	(70.5)
Borrowings from Term Loan C	—	150.0	—	—	—	150.0
Repayment of long term debt	—	—	(0.2)	—	—	(0.2)

Cash provided by (used for) financing activities	—	79.5	(0.2)	(0.2)	—	79.1

Increase (decrease) in parent loans and advances	—	(24.3)	13.1	11.2	—	—
Effect of exchange rates of cash and cash equivalents	—	—	—	1.9	—	1.9

Increase (decrease) in cash and cash Equivalents	—	(2.2)	0.1	9.1	—	7.0
Cash and cash equivalents at beginning of period	—	(9.3)	(0.2)	44.7	—	35.2

Cash and cash equivalents at end of period	$—	$(11.5)	$(0.1)	$53.8	$—	$42.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2004

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Cash provided by (used for) operating activities	$—	$(16.2)	$47.9	$53.3	$—	$85.0

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	(1.0)	(14.7)	(17.7)	—	(33.4)
Proceeds from sale of assets	—	—	(0.1)	0.5	—	0.4

Cash used for investing activities	—	(1.0)	(14.8)	(17.2)	—	(33.0)
Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	—	(0.1)	—	(0.1)
Net proceeds from issuance of Common stock	117.0		—	—	—	117.0
Capital contribution	(117.0)	117.0	—	—	—	—
Proceeds from (redemption of) Senior Notes, net of discount and related fees	—	(96.7)	—	—	—	(96.7)
Proceeds from (redemption of) Term Loan, net of related fees	—	(16.0)	—	—	—	(16.0)
Repayment of long-term debt	—	(1.1)	—	(1.1)	—	(2.2)
Repayment of notes payable issued in connection with purchases of businesses	—	—	—	(7.1)	—	(7.1)

Cash provided by (used for) financing activities	—	3.2	—	(8.3)	—	(5.1)
Increase (decrease) in parent loans and advances	—	33.5	(32.5)	(1.0)	—	—
Effect of exchange rates on cash and cash equivalents	—	—	—	(1.7)	—	(1.7)

Increase in cash and cash equivalents	—	19.5	0.6	25.1	—	45.2

Adjustment for the elimination of the one month lag	—	—	—	1.4	—	1.4
Cash and cash equivalents at beginning of period	—	(3.2)	(0.6)	52.3	—	48.5

Cash and cash equivalents at end of period	$—	$16.3	$—	$78.8	$—	$95.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
      This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 as filed with the Securities and Exchange Commission on April 19, 2005, and the other information included herein.

Company Overview
      Unless otherwise indicated, references to “Company” mean Hayes Lemmerz International, Inc. and its subsidiaries, and references to fiscal year means the Company’s year commencing on February 1 of that year and ending on January 31 of the following year (e.g., “fiscal 2005” refers to the period beginning February 1, 2005 and ending January 31, 2006, “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005).
      Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is also a leading provider of steel wheels for the commercial highway market. The Company is a leading supplier in the market for suspension, brake, and powertrain components. The Company has a global footprint with 42 facilities and one joint venture located in 14 countries around the world. The Company sells its products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks as well as commercial highway vehicle customers throughout the world. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities, and engineering/technical centers.
      In the first quarter of fiscal 2005, the Company had net sales of $618.0 million with approximately 53% derived from international markets. For the full year of fiscal 2004, the Company had sales of $2.2 billion with approximately 51% derived from international markets. The Company had earnings from operations in the first quarter of fiscal 2005 of $14.8 million and $21.7 million for the full year of fiscal 2004.
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

      The following table presents selected information about the Company’s consolidated results of operations for the periods indicated (dollars in millions):

	Three Months Ended April 30,

	2005	2004	$ Change	% Change

Net sales
Automotive Wheels	$406.7	$370.3	$36.4	9.8%
Components	191.4	201.4	(10.0)	(5.0)
Other	19.9	22.3	(2.4)	(10.8)

Total	$618.0	$594.0	$24.0	4.0%

Gross profit	$62.2	$74.3	$(12.1)	(16.3)%
Marketing, general, and administrative	43.8	43.1	0.7	1.6
Asset impairments and other restructuring charges	0.8	2.4	(1.6)	(66.7)
Other expense, net	2.8	0.6	2.2

Earnings from operations	$14.8	$28.2	$(13.4)	(47.5)%
Interest expense, net	14.7	9.5	5.2	54.7
Other non-operating expense	0.2	—	0.2
Loss on early extinguishment of debt	—	12.2	(12.2)
Income tax expense	5.0	5.8	(0.8)	(13.8)
Minority interest	2.6	2.2	0.4	18.2
Cumulative effect of a change in accounting principle	—	(2.6)	2.6

Net income (loss)	$(7.7)	$1.1	$(8.8)

Consolidated Results — Comparison of the Three Months Ended April 30, 2005 to the Three Months Ended April 30, 2004

Sales
      The Company’s net sales increased 4.0%, or $24.0 million, to $618.0 million in the first quarter of fiscal 2005 from $594.0 million in the first quarter of 2004. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during the first quarter of 2005, which increased sales by approximately $23 million. Also favorably impacting sales was the Company’s success in offsetting the rising steel costs with cost recovery programs and pass through increases to customers of approximately $42 million and an increase in international volumes of approximately $6 million. These increases to net sales were offset by decreased North American volumes due to lower OEM production requirements of approximately $54 million.

Gross profit
      The Company’s gross profit decreased 16.3%, or $12.1 million, in the first quarter of fiscal 2005 to $62.2 million from $74.3 million in the first quarter of fiscal 2004. This was primarily the result of decreased volumes in North America due to lower OEM production requirements, as well as an unfavorable product mix in the components business and lower unit pricing globally of approximately $19 million. These decreases were partially offset by improved productivity and favorable foreign currency translation fluctuations of approximately $7 million.

Marketing, general, and administrative
      The Company’s marketing, general, and administrative expense increased 1.6%, or $0.7 million in the first quarter of fiscal 2005 to $43.8 million from $43.1 million in the first quarter of fiscal 2004. This increase was the result of increased employee expenses, and foreign currency translation. These increases were partially offset by a reduction in property taxes and insurance costs.

Asset Impairments and Other Restructuring Charges
      During the first quarter of fiscal 2005, the Company recorded additional facility closure and severance costs of approximately $0.6 million primarily associated with the closure of Company’s Bowling Green, Kentucky; LaMirada, California; and Howell, Michigan facilities. The Company also recorded $0.2 million in severance related to the rationalization of its Manresa, Spain facility’s work force.
      In the first quarter of fiscal 2004, the Company announced the closure of its Howell, Michigan manufacturing facility and recorded $2.6 million of severance and other restructuring costs. As part of management’s on-going rationalization initiatives, the decision to close the Howell facility was based on improving capacity utilization and overall efficiency of the Company. Production of the aluminum wheels manufactured at the facility has been transferred to other manufacturing facilities in the United States. In conjunction with the sale of its Petersburg, Michigan facility in the first quarter of fiscal 2004, the Company reversed $0.2 million in facility closure costs that had previously been accrued.

Interest expense, net
      Interest expense increased 54.7% or $5.2 million to $14.7 million for the first quarter of fiscal 2005 from $9.5 million for the first quarter of fiscal 2004. The increased interest expense in the first quarter of 2005 was primarily due to increased interest rates and, to a lesser extent, an overall increase in debt levels. See Note 4, “Bank Borrowings, Other Notes, and Long Term Debt” to the consolidated financial statements included herein regarding the Company’s new debt structure.
      Additionally, interest expense, net, includes a $0.4 million and $3.9 million reduction to interest expense for the first quarter of fiscal 2005 and fiscal 2004, respectively, as the result of adjusting to fair value the Company’s outstanding Series A Warrants and Series B Warrants, which are recorded as liabilities on the consolidated balance sheet as of April 30, 2005 and April 30, 2004, respectively.

Income taxes
      Income tax expense was $5.0 million for the first quarter of fiscal 2005 compared to $5.8 million for the first quarter of fiscal 2004. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are lower than the United States statutory rates. Accordingly, the Company’s worldwide tax expense may not bear a normal relationship to earnings before taxes on income.

Net loss
      Due to factors mentioned above, net loss during the first quarter of fiscal 2005 was $7.7 million as compared to net income of $1.1 million in fiscal 2004.

Segment Results — Comparison of the Three Months Ended April 30, 2005 to the Three Months Ended April 30, 2004
      The Company is organized based primarily on markets served and products produced. Under this organizational structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake, and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture brake products for commercial highway and aftermarket customers in North America. The Other segment also includes financial results related to the corporate office and the elimination of certain intercompany activities.

      The Company’s Akron facility, which was previously reported in the Other segment, is now reported in the Company’s Automotive Wheels segment consistent with management’s change in segment review based on product classifications. Prior year amounts have been realigned due to this reclassification.

Automotive Wheels
      The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months Ended April 30,

	2005	2004	$ Change

Net sales	$406.7	$370.3	$36.4
Asset impairments and other restructuring charges
Facility closure costs	$0.3	$—	$0.3
Impairment of machinery, equipment, and tooling	0.1	—	0.1
Severance and other restructuring costs	0.4	2.6	(2.2)

Total asset impairments and other restructuring charges	$0.8	$2.6	$(1.8)

Earnings from operations	$19.3	$20.4	$(1.1)

Net sales
      Net sales from the Company’s Automotive Wheels segment increased 9.8% or $36.4 million to $406.7 million in the first quarter of fiscal 2005 from $370.3 million in the first quarter of 2004. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during the first quarter of 2005, which increased sales by approximately $21 million. Sales also increased due to the Company’s success in offsetting rising steel costs with cost recovery programs and pass-through increases to customers along with a favorable product mix in both the North American and International operations. Partially offsetting these increases was the combination of pricing pressures and lower production requirements on existing OEM programs in North America.

Asset impairments and other restructuring charges
      During the first quarter of fiscal 2005, the Company recorded additional facility closure and severance costs of approximately $0.6 million primarily associated with the closure of Company’s Bowling Green, Kentucky; LaMirada, California; and Howell, Michigan facilities. The Company also recorded $0.2 million in severance related to the rationalization of its Manresa, Spain facility’s work force.
      In the first quarter of fiscal 2004, the Company announced the closure of its Howell, Michigan manufacturing facility and recorded $2.6 million of severance and other restructuring costs. As part of management’s on-going rationalization initiatives, the decision to close the Howell facility was based on improving capacity utilization and overall efficiency of the Company. Production of the aluminum wheels manufactured at the facility has been transferred to other manufacturing facilities in the United States.

Earnings from operations
      Earnings from operations at the Company’s Automotive Wheels operations decreased $1.1 million in the first quarter of fiscal 2005 to $19.3 million compared to $20.4 million in the first quarter of fiscal 2004. Lower OEM production requirements in North America, increased steel costs, and lower unit pricing globally were some of the factors which negatively impacted earnings operations. Partially offsetting these decreases were favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased earnings and a favorable product mix.

Components
      The following table presents net sales, earnings from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Three Months Ended April 30,

	2005	2004	$ Change

Net sales	$191.4	$201.4	$(10.0)
Asset impairments and other restructuring charges
Facility closure costs	$—	$(0.2)	$0.2
Impairment of machinery, equipment, and tooling	—	—	—
Severance and other restructuring costs	—	—	—

Total asset impairments and other restructuring charges	$—	$(0.2)	$0.2

Earnings from operations	$0.9	$9.5	$(8.6)

Net sales
      Net sales from Components decreased 5.0% or $10 million to $191.4 million in first quarter 2005 from $201.4 million in first quarter 2004. Components net sales decreased due to lower customer production requirements and an unfavorable product mix. Partially offsetting these decreases were favorable foreign exchange rate fluctuations, good success in steel recovery programs, and a slight increase in aluminum pass-through pricing.

Asset impairments and other restructuring charges
      In conjunction with the sale of its Petersburg, Michigan facility in February of 2004, the Company reversed $0.2 million in facility closure costs in the first quarter of fiscal 2004 that had previously been accrued.

Earnings from operations
      Components earnings from operations decreased $8.6 million in the first quarter of fiscal 2005 to $0.9 million compared to earnings of $9.5 million during the same period in fiscal 2004. Lower OEM production requirements and an unfavorable product mix decreased earnings from operations in the first quarter of fiscal 2005. Partially offsetting these decreases were favorable international volumes.

Other
      The following table presents net sales and loss from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months Ended April 30,

	2005	2004	$ Change

Net sales	$19.9	$22.3	$(2.4)
Loss from operations	5.4	1.7	3.7

Net sales
      Net sales from the Company’s Other segment decreased 10.8% or $2.4 million to $19.9 million during first quarter 2005 from $22.3 million during first quarter 2004. This decrease was primarily due to lower production volumes which were partially offset by the Company’s success in offsetting rising steel costs with cost recovery programs and flow-through increases in unit prices.

Loss from operations
      Loss from operations in the Company’s Other segment increased by $3.7 million in the first quarter of fiscal 2005 to $5.4 million from a loss of $1.7 million in the first quarter of 2004. This increase was primarily the result of increased legal fees and increased fees associated with its external audit.

Liquidity and Capital Resources

Cash Flows
      Operating Activities: Cash used in the Company’s operations was $37.5 million in the first quarter of fiscal 2005 compared to cash provided of $85.0 million in the first quarter of fiscal 2004. This increase in cash used resulted primarily from higher steel prices, lower securitization utilization, the termination of early customer payment programs, increased inventory balances, and plant closures.
      Investing Activities: Cash used for investing activities was $36.5 million during the first quarter of fiscal 2005 compared with $33.0 million in the first quarter of fiscal 2004. This increase is due to higher capital expenditures. These expenditures were primarily for additional machinery and equipment to improve productivity, reduce costs, meet demand for new vehicle platforms, and meet expected requirements for the Company’s products. The Company anticipates capital expenditures for fiscal 2005 will be approximately $145.0 million.
      Financing Activities: Cash provided by financing activities was $79.1 million in the first quarter of fiscal 2005 compared to cash used by financing activities of $5.1 million in the first quarter of fiscal 2004. This increase in cash is due to the Company’s amended and restated senior secured credit facility, which established a new second lien $150 million Term Loan C. The Company used $70.5 million of the $150 million in net proceeds received from the Term Loan C to repay a portion of the Company’s Term Loan B.
      On February 11, 2004, the Company closed on a primary offering of 7,720,970 shares of its common stock for net proceeds of $117.0 million. On March 12, 2004, the Company used a portion of the net proceeds to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding Senior Notes at a redemption price of 110.5%. This redemption resulted in a loss on early extinguishment of $11.8 million during the first quarter of fiscal 2004, including $2.6 million related to original issue discount and debt issuance costs on the redeemed portion of the Senior Notes. The Company also used a portion of the primary stock offering proceeds to prepay $16.0 million, plus accrued and unpaid interest thereon, of its Term Loan B on February 12, 2004. Upon prepayment, the Company recognized a loss on early extinguishment of $0.4 million related to debt issuance costs on the prepaid portion of the Term Loan B.

Sources of Liquidity
      The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure, restructuring and reorganization requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) cash and cash equivalents on hand, including proceeds from the Term Loan C, (iv) proceeds related to the Company’s $75.0 million trade receivable securitization program, and (v) borrowings under the $100.0 million revolving credit facility under the Credit Facility. While the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future capital market conditions.

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

Other Liquidity Matters
      During the third quarter of fiscal 2004, two of the Company’s OEM customers in the U.S. notified the Company of the discontinuance of accelerated payment programs in which the Company participated. The termination of these programs negatively impacted cash flow during fiscal 2004 by approximately $16 million and negatively impacted cash flow through April 2005 by an additional $12 million. The Company’s securitization program is intended to offset the negative impact associated with the loss of these programs.

Credit Ratings

	S&P	Moody’s

Corporate and Bank Debt rating	BB -	B1
Senior Note rating	B	B3

Significant Financial Covenants
      The Indenture, Credit Facility, and other debt agreements contain a number of significant covenants that, among other things, restrict its ability, and the ability of its subsidiaries, to:

•	declare dividends or redeem or repurchase capital stock

•	prepay, redeem or purchase debt, including the Senior Notes

•	incur liens and engage in sale-leaseback transactions

•	make loans and investments

•	incur additional debt, including borrowings under the Company’s revolving credit facility

•	amend or otherwise alter certain debt documents

•	make capital expenditures

•	engage in mergers, acquisitions and asset sales

•	enter into transactions with affiliates

•	alter the business the Company conducts
      In addition, under the Credit Facility the Company is required to satisfy certain financial covenants, including covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio, and the Company may become subject to additional or more restrictive covenants in connection with any future borrowing. The Company’s ability to comply with these covenants may be affected by events beyond its control. If the Company is unable to comply with the covenants under the Indenture, the Credit Facility, or any of its other debt instruments, there would be a default which, if not waived, could result in acceleration of the Company’s debt and its bankruptcy if the Company were unable to repay the amounts owed. Additionally, a default resulting from the Company’s failure to comply with such covenants or the applicable borrowing conditions would preclude it from borrowing additional funds. Compliance with the covenants could cause the Company to conduct its business, or to forgo opportunities, in such a manner as to materially harm the business.

      Although the Credit Facility and the Indenture impose limits on the Company’s ability to incur additional debt, the Company may incur significant additional debt in the future. The degree to which the Company will be leveraged could have important consequences, including:

•	requiring a substantial portion of the Company’s cash flow from operations to be dedicated to debt service and therefore not available to the Company for operations, capital expenditures, and future business opportunities

•	increasing the Company’s vulnerability to a downturn in general economic conditions or in its business

•	limiting the Company’s ability to adjust to changing market conditions, placing the Company at a competitive disadvantage compared to its competitors that have relatively less debt

•	limiting the Company’s ability to obtain additional financing or access its revolving credit facility in the future for capital expenditures, working capital or general corporate purposes

Off Balance Sheet Arrangements
      On December 9, 2004 the Company established an accounts receivable securitization facility in the U.S., which provides up to $75.0 million in funding from commercial paper conduits sponsored by commercial lenders. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors. Pursuant to the securitization facility, certain of the Company’s subsidiaries sell trade accounts receivable to a non-consolidated special purpose entity, which resells the receivables to a qualifying special purpose entity, which then pledges the receivables to secure borrowings from commercial paper conduits. The securitization transactions are accounted for as sales of the receivables under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and were removed from the consolidated balance sheets. The proceeds received are included in cash flows from operating activities in the consolidated statements of cash flows. Costs associated with the receivables facility are recorded as other expense in the consolidated statements of operations. The Company began selling receivables pursuant to the securitization program during the fourth quarter of fiscal 2004.
      At April 30, 2005 and January 31, 2005, the outstanding balance of receivables sold to special purpose entities was $147 million and $134 million, respectively. The net retained interest by the Company at April 30, 2005 and January 31, 2005 was $127 million and $77 million, respectively, which is disclosed as other receivables on the condensed consolidated balance sheets and in cash flows from operating activities in the condensed consolidated statements of cash flows. Advances from conduits at April 30, 2005 and January 31, 2005 were $20 million and $57 million, respectively.
      In May 2005, the credit ratings of Ford and GM, two of the Company’s largest customers, were downgraded by S&P and Moody’s. The impact of the ratings downgrade on the Company was to reduce the amount of Ford and GM receivables that are eligible to be securitized under the Company’s $75 million accounts receivable securitization agreement. On May 27, 2005, the Company amended the securitization agreement to mitigate the impact of the ratings downgrade. After the amendment, the Company estimates that the average loss of liquidity associated with the downgrade to be approximately $15 million.

Contractual Obligations
      The following table identifies the Company’s significant contractual obligations as of April 30, 2005 (dollars in millions):

	Payment Due by Period

	Less than	1-3	4-5	After 5
	1 Year	Years	Years	Years	Total

Short-term borrowings	$0.4	$—	$—	$—	$0.4
Long-term debt	6.2	25.8	342.6	312.5	687.1
Mortgage note payable	0.2	—	22.0	—	22.2
Capital lease obligations	3.1	2.6	4.6	—	10.3
Operating leases	20.1	23.9	4.7	0.9	49.6
Redeemable preferred stock of subsidiary	—	—	—	11.5	11.5
Capital expenditures	48.0	—	—	—	48.0

Total obligations	$78.0	$52.3	$373.9	$324.9	$829.1

Other Cash Requirements
      The Company anticipates the following approximate significant cash requirements to be paid during the remainder of fiscal 2005 (dollars in millions):

Interest	$50.2
Taxes	30.2
Pension and other post-retirement benefits funding	29.1
Restructuring costs(1)	7.6
Various Automotive Wheels and Components customer satisfaction issues	4.9

(1)	See Note 6, Asset Impairments and Other Restructuring Charges, included herein for a discussion of restructuring and other closure costs.

Market Risks
      In the normal course of business the Company is exposed to market risks arising from changes in foreign exchange rates, interest rates and raw material and utility prices. The Company selectively uses derivative financial instruments to manage these risks, but does not enter into any derivative financial instruments for trading purposes.

Foreign Exchange
      The Company has global operations and thus makes investments and enters into transactions in various foreign currencies. In order to minimize the risks associated with global diversification, the Company first seeks to internally net foreign exchange exposures, and uses derivative financial instruments to hedge any remaining net exposure. The Company uses forward foreign currency exchange contracts on a limited basis to reduce the earnings and cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled. The Company also uses forward foreign currency exchange contracts to hedge its net investment in certain of its foreign subsidiaries. The net impact of such hedges is recorded as a currency translation adjustment within other comprehensive income (loss).
      The value of the Company’s consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in the Euro, Czech Crown, and the Brazilian Real, are affected by the translation into the Company’s reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of stockholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on the Company’s reported results of operations. However, due to the self-sustaining nature of the Company’s foreign operations (which maintain their own credit facilities, enter into borrowings, and incur costs in their respective local currencies), the Company believes it can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, the Company has, from time to time, entered into certain foreign currency swap arrangements. Additionally, foreign exchange rate fluctuations affect the comparability of year over year operating results.

Interest Rates
      The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At April 30, 2005, approximately $537 million of the Company’s debt was variable rate debt.

Commodities
      The Company relies upon the supply of certain raw materials and other inputs in its production process and has entered into firm purchase commitments for substantially all of its aluminum and steel requirements for fiscal 2005. The Company manages the exposure associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company occasionally uses forward-fixed contracts to protect against changes in certain specific commodity prices of the purchase commitments outstanding. The Company had no significant forward contracts during the three months ended April 30, 2005 or for fiscal 2004.

Outlook

Customers
      The Company derived approximately 44% of fiscal 2004 net sales on a worldwide basis from Ford, DaimlerChrysler, and General Motors and their subsidiaries. The Company’s sales levels and margins could be adversely affected as a result of pricing pressures caused by new competitors from low-cost foreign markets such as China. These factors led to selective resourcing of business to foreign competitors in fiscal 2004 and could continue to do so in fiscal 2005. Additionally, these customers have been experiencing decreasing market share in North America, which could result in lower sales volumes.
      The Company’s net sales are continually affected by pressure from its major customers to reduce prices. The Company’s emphasis on reduction of production costs, increased productivity, and improvement of production facilities has enabled the Company to respond to this pressure. However, there is no guarantee that the Company will be as successful at this in the future.

Steel Supply
      In recent periods there have been significant increases in the global prices of steel and iron, which have had and may continue to have an impact on the Company’s business. Factors leading to the higher prices include the increasing demand for steel in China, industry consolidation, and rising raw material costs. In response to the increasing cost of raw materials, some metal suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge some suppliers claim they will be unable to provide adequate supplies of steel. In addition, some of the Company’s suppliers have sought, and others may seek in the future, bankruptcy relief which could affect the availability or price of steel. These factors could negatively impact the Company’s results of operations as it may be unable to compel suppliers to comply with existing contracts or to source adequate supplies of steel. Although the Company has been able to partially offset the impact of cost increases through higher scrap sales recoveries and/or by passing some of these costs through to certain of its customers, the Company cannot guarantee that it will be able to continue to do so in the future. The full impact of steel prices is uncertain given the volatility in the global steel market.

Critical Accounting Policies
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

Asset impairment losses and other restructuring charges
      The Company’s consolidated statements of operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its long lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If the future undiscounted cash flows generated by the underlying assets is less than the book value of the assets, a write-down is required and the Company adjusts the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as asset impairment or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the consolidated statements of operations.
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
      Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in the footnotes to the Company’s financial statements. In accordance with the fresh start accounting provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” all previously unrecognized gains or losses were immediately recognized on June 3, 2003, the date on which the Company emerged from bankruptcy.

Goodwill impairment testing
      On February 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). Under SFAS 142, goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets must be tested for impairment annually. The Company will test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS 142. Other definite-lived intangible assets continue to be amortized over their estimated lives.

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

Income Taxes
      In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company’s assets and liabilities. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income tax assets when, in the Company’s judgment, based upon currently available information and other factors, it is more likely than not that a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals. The Company believes that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.
      The Company has not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that management has determined are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.
      The Company has a liability for taxes that may become payable as a result of future audits of past years by tax authorities. The tax amounts are analyzed periodically, and adjustments are made as events occur to warrant adjustment.

Valuation of Series A Warrants and Series B Warrants
      The Company’s Series A Warrants and Series B Warrants are classified as liabilities that were initially measured at fair value and are subsequently measured at fair value with changes in fair value recognized in interest expense. The Series A Warrants and Series B Warrants are valued utilizing the Black-Scholes model that requires the estimation of several variables in the formula.

New Accounting Pronouncements
      In March 2005, the FASB issued interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (FIN 47). This interpretation provides additional guidance as to when companies should record the fair value of a liability for a conditional asset retirement obligation when there is uncertainty about the timing and/or method of settlement of the obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the potential impact of this issue on its financial position and results of operations, but does not believe the impact of any change, if necessary, will be material.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123-R). SFAS 123-R establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those securities. SFAS 123-R also requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS 123-R applies to all awards granted on or after July 1, 2005, and to awards modified, vested, repurchased, or canceled after that date. On April 14, 2005, the SEC issued a rule delaying the effective date of SFAS 123-R to annual periods beginning after June 15, 2005. As a result of implementation, the Company currently expects to record approximately $1.5 million and $0.5 million of compensation expense in fiscal 2006 and 2007, respectively, related to stock options granted prior to July 1, 2005.
      In December 2004, the FASB issued Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (FSP FAS 109-1). The American Jobs Creation Act of 2004 (the Act) provides tax relief to U.S. domestic manufacturers under certain circumstances. The FSP states that the manufacturers’ deduction under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), and not as a tax rate deduction. The adoption of FSP FAS 109-1 did not have an impact on the Company’s results of operations or financial position.
      In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” (FSP FAS 109-2). The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FAS 109-2 addresses whether a company should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on the company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The adoption of FSP FAS 109-2 did not have an impact on the Company’s results of operations or financial position.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS 151), which clarifies that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the financial statements of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      The response to this Item is set forth above in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Market Risks.”

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission (SEC) is recorded, processed, summarized, and reported on a timely basis. The Company maintains a disclosure committee (Disclosure Committee) reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing the Company’s disclosure controls and procedures. The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s General Counsel, Vice President of Human Resources and Administration, Corporate Controller — Operations, Treasurer, Assistant General Counsel, Manager of Financial Reporting and Governance, Director of Internal Audit, and Director of Tax as its other members.
      As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2005, due to a material weakness in the Company’s internal controls over accounting for income taxes previously reported in our Annual Report on Form  10-K for the year ended January 31, 2005.
Changes in Internal Control over Financial Reporting
      In the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. The Company’s management identified a material weakness in its internal control over financial reporting related to the lack of adequate expertise, a lack of documentation, and ineffective reconciliation procedures associated with income tax accounting matters. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      During the first quarter ended April 30, 2005, with respect to the material weakness in its internal control over accounting for income taxes, the Company has:

•	hired a Director of Tax in April 2005

•	increased formality and rigor of controls and procedures over accounting for income taxes

•	developed a plan and began to implement additional actions to fully remediate the material weakness, including:

•	hiring a Manager of International Tax in the second quarter of 2005

•	increasing the use of third party tax service providers for the more complex areas of the Company’s income tax accounting
      As a consequence of the income tax weakness noted above, the Company applied other procedures designed to improve the reliability of its accounting for income taxes. Based on these other procedures, management believes that the consolidated financial statements included in this report are fairly stated in all material respects.
      The Company will continue to monitor the effectiveness of its internal control over financial reporting, particularly as it relates to accounting for income taxes, and will take further actions as deemed appropriate.

      Except as set forth above, there have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      On February 19, 2002, the Company issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods, and for the fiscal quarter ended April 30, 2001. The restatement was the result of the Company’s failure to properly apply certain accounting standards generally accepted in the United States, and because certain accounting errors and irregularities in the Company’s financial statements were identified. As previously disclosed, the SEC has been conducting an investigation into the facts and circumstances giving rise to the restatements. The Company has been cooperating with the SEC in connection with such investigation. On June 8, 2005, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission (“SEC”) in connection with the SEC’s investigation.
      Under the SEC’s procedures, a Wells Notice indicates that the SEC staff has made a preliminary decision to recommend that the SEC bring a civil enforcement action against the recipient of the notice. The Wells Notice received by the Company indicates that the staff intends to recommend that the Commission bring an enforcement action against the Company alleging certain violations, including violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a) and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 and related rules thereunder. Section 10(b) and Rule 10b-5 contain the basic antifraud provisions of the federal securities laws. Sections 13(a) and 13(b)(2)(A) and (B) and Rules 12b-20 contain certain of the obligations of public companies to file periodic and other reports with the SEC and, in connection therewith, to maintain accurate financial books and records and appropriate internal accounting controls. The staff of the SEC advised the Company that it currently does not intend to recommend that the SEC seek to impose any monetary penalties or fines in connection with any civil enforcement action related to the restatements.
      The Company has the opportunity to respond to the SEC staff before the staff makes its formal recommendation on whether any action should be brought by the SEC. The Company has held discussions with the SEC staff regarding the Wells Notice and is continuing to cooperate fully with the staff in an effort to bring the matter to an appropriate and timely resolution. Notwithstanding that the staff of the SEC has advised the Company that it currently does not intend to recommend that the SEC seek to impose any monetary penalties or fines, there can be no assurance that the Commission will not ultimately seek to impose monetary penalties or fines or take other corrective actions against the Company that could have a significant negative impact on the Company’s financial condition.
      On May 3, 2002, a group of purported purchasers of certain Senior Notes and Senior Subordinated Notes issued by the Company commenced a putative class action lawsuit against thirteen of the Company’s former directors and officers (but not the Company) and KPMG LLP, the Company’s independent registered public accounting firm, in the U.S. District Court for the Eastern District of Michigan. The complaint seeks damages for an alleged class of persons who purchased the Company’s bonds between June 3, 1999 and September 5, 2001 and claim to have been injured because they relied on its allegedly materially false and misleading financial statements. On June 27, 2002, the plaintiffs filed an amended class action complaint adding CIBC World Markets Corp. and Credit Suisse First Boston Corporation, underwriters for certain bonds issued by the Company, as defendants, but these parties were subsequently dismissed from the action. The claims in this action were not discharged upon the effectiveness of the Plan of Reorganization because they were not against the Company.
      Additionally, before the date the Company commenced its Chapter 11 Bankruptcy case, four other putative class actions were filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain of its directors and officers, on behalf of an alleged class of purchasers of the Company’s common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. On May 10, 2002, the plaintiffs filed a consolidated and amended class action complaint seeking damages against the officers and directors (but not the Company) and KPMG.
      Pursuant to its Plan of Reorganization, the Company purchased directors’ and officers’ liability insurance to cover then-current and former directors and officers and agreed to indemnify certain of its former directors against certain liabilities, including those matters described above, up to an aggregate of $10 million in excess of the directors’ and officers’ liability insurance coverage to or for the benefit of these indemnitees. The Company has been informed that the parties to these actions have agreed to a settlement which includes payment by certain defendants, including the former directors, of $7.2 million and that on May 10, 2005, the court issued an order preliminarily approving this settlement. The court has scheduled a fairness hearing on the proposed settlement for July 20, 2005. On June 3, 2005, the former directors filed a lawsuit against the Company in the Delaware Court of Chancery seeking to recover from the Company the full $7.2 million settlement amount and reasonable costs and attorney fees.
      In October 2003, Nissan North America filed suit against the Company in Tennessee state court asserting breach of contract and breach of warranty claims that the Company believes arose prior to the confirmation date and was discharged by the Plan of Reorganization. In May 2005, the Company reached a settlement with Nissan resolving all of the issues in this lawsuit. The Company has established a reserve with respect to this settlement and it will not have a material impact on the Company’s financial position or results of operations.
      Except as set forth above, there have been no material developments in legal proceedings involving the Company since those reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005.

Item 2.	Changes in Securities and Use of Proceeds
      None.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

10.17	Amended and Restated Credit Agreement dated as of April 11, 2005, among HLI Operating Company, Inc., Hayes Lemmerz International, Inc., the lenders and issuers from time to time party thereto, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed April 14, 2005).

10.18	Amended and Restated Guaranty dated as of April 11, 2005, by and among Hayes Lemmerz International, Inc., HLI Parent Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s current Report on Form 8-K filed April 14, 2005).

10.19	Amended and Restated Pledge and Security Agreement dated as of April 11, 2005, among Hayes Lemmerz International, Inc., HLI Operating Company, Inc., each other grantor from time to time party thereto, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s current Report on Form 8-K filed April 14, 2005).

10.20	Intercreditor and Collateral Agency Agreement dated as of April 11, 2005, among Citicorp North America, Inc., as Administrative Agent for the first lien lenders, as Administrative Agent for the Term C lenders and as Collateral Agent, HLI Operating Company, Inc., Hayes Lemmerz International, Inc., and each other grantor party thereto (incorporated by reference to Exhibit 10.4 to the Company’s current Report on Form 8-K filed April 14, 2005).

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hayes Lemmerz International, Inc.

/s/ James A. Yost

James A. Yost
Vice President, Finance, and Chief Financial Officer
June 8, 2005

HAYES LEMMERZ INTERNATIONAL, INC.
10-Q EXHIBIT INDEX

10.17	Amended and Restated Credit Agreement dated as of April 11, 2005, among HLI Operating Company, Inc., Hayes Lemmerz International, Inc., the lenders and issuers from time to time party thereto, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, Lehman Commercial Paper Inc., as Syndication Agent and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed April 14, 2005).

10.18	Amended and Restated Guaranty dated as of April 11, 2005, by and among Hayes Lemmerz International, Inc., HLI Parent Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s current Report on Form 8-K filed April 14, 2005).

10.19	Amended and Restated Pledge and Security Agreement dated as of April 11, 2005, among the Hayes Lemmerz International, Inc., HLI Operating Company, Inc., each other grantor from time to time party thereto, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s current Report on Form 8-K filed April 14, 2005).

10.20	Intercreditor and Collateral Agency Agreement dated as of April 11, 2005, among Citicorp North America, Inc., as Administrative Agent for the first lien lenders, as Administrative Agent for the Term C lenders and as Collateral Agent, HLI Operating Company, Inc., Hayes Lemmerz International, Inc., and each other grantor party thereto (incorporated by reference to Exhibit 10.4 to the Company’s current Report on Form 8-K filed April 14, 2005).

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.