Form 10-Q
period 2005-07-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2005-09-09
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 000-50303

Hayes Lemmerz International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0072578 (IRS Employer Identification No.)

15300 Centennial Drive Northville, Michigan (Address of principal executive offices)	48168 (Zip Code)
Registrant’s telephone number, including area code:
(734) 737-5000
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☐
      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court.     Yes ☑          No ☐
      As of September 6, 2005, the number of shares of common stock outstanding of Hayes Lemmerz International, Inc., was 37,982,883 shares.

HAYES LEMMERZ INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
      Unless otherwise indicated, references to the “Company” mean Hayes Lemmerz International, Inc., and its subsidiaries, and references to a fiscal year means the Company’s year commencing on February 1 of that year and ending January 31 of the following year (e.g., fiscal 2005 means the period beginning February 1, 2005, and ending January 31, 2006). This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and business of the Company. All statements other than statements of historical fact made in this Quarterly Report are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “intend”, “believe” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in the Company’s industry; (2) fluctuations in the price of steel, aluminum and other raw materials; (3) changes in general economic conditions; (4) the Company’s dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of its sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers overseas; (6) changes in the financial markets or the Company’s debt ratings affecting the Company’s financial structure and the Company’s cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; (8) the Company’s ability to direct non-core assets and businesses; and (9) the risks described in our most recent Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company has no duty under the Private Securities Litigation Reform Act of 1995 to update the forward looking statements in this Quarterly Report on Form 10-Q and the Company does not intend to provide such updates.

Item 1.	Financial Statements
HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
	(Dollars in millions,		(Dollars in millions,
	except per share		except per share
	amounts)		amounts)
Net sales	$584.3	$532.1	$1,202.3	$1,126.1
Cost of goods sold	544.8	482.5	1,100.6	1,002.2

Gross profit	39.5	49.6	101.7	123.9
Marketing, general, and administrative	46.9	40.1	90.7	83.2
Asset impairments and other restructuring charges	33.0	0.9	33.8	3.3
Other (income) expense, net	6.7	(1.0)	9.5	(0.4)

Earnings (loss) from operations	(47.1)	9.6	(32.3)	37.8
Interest expense, net	16.5	12.7	31.2	22.2
Other non-operating expense	0.2	0.2	0.4	0.2
Loss on early extinguishment of debt	—	—	—	12.2

Earnings (loss) before taxes, minority interest, and cumulative effect of change in accounting principle	(63.8)	(3.3)	(63.9)	3.2
Income tax expense	4.0	4.9	9.0	10.7

Loss before minority interest and cumulative effect of change in accounting principle	(67.8)	(8.2)	(72.9)	(7.5)
Minority interest	2.5	1.6	5.1	3.8

Loss before cumulative effect of change in accounting principle	(70.3)	(9.8)	(78.0)	(11.3)
Cumulative effect of change in accounting principle, net of tax of $0.8	—	—	—	(2.6)

Net loss	$(70.3)	$(9.8)	$(78.0)	$(8.7)

Loss per common share data
Basic and diluted:
Loss before cumulative effect of change in accounting principle	$(1.85)	$(0.26)	$(2.06)	$(0.30)
Cumulative effect of change in accounting principle, net of tax of $0.8	—	—	—	(0.07)

Net loss	$(1.85)	$(0.26)	$(2.06)	$(0.23)

Weighted average shares outstanding (in millions)	37.9	37.8	37.9	37.3
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2005	2005

	(Unaudited)
	(Dollars in millions,
	except per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$38.5	$35.2
Receivables	271.3	241.4
Other receivables	79.8	77.0
Inventories	221.2	212.6
Prepaid expenses and other current assets	29.2	29.3

Total current assets	640.0	595.5
Property, plant, and equipment, net	926.9	1,000.3
Goodwill	385.4	417.9
Intangible assets, net	215.1	233.3
Other assets	60.1	55.0

Total assets	$2,227.5	$2,302.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$0.5	$0.6
Current portion of long-term debt	7.7	10.5
Accounts payable and accrued liabilities	405.4	405.3

Total current liabilities	413.6	416.4
Long-term debt, net of current portion	721.1	631.1
Pension and other long-term liabilities	484.3	507.7
Series A warrants and Series B warrants	0.3	0.5
Redeemable preferred stock of subsidiary	11.7	11.3
Minority interest	33.5	33.7
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at July 31, 2005 or January 31, 2005	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized; 37,982,883 and 37,865,962 issued and outstanding at July 31, 2005 and January 31, 2005, respectively	0.4	0.4
Additional paid in capital	673.5	670.6
Accumulated deficit	(186.8)	(108.8)
Accumulated other comprehensive income	75.9	139.1

Total stockholders’ equity	563.0	701.3

Total liabilities and stockholders’ equity	$2,227.5	$2,302.0

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 31,

	2005	2004

	(Unaudited)
	(Dollars in millions)
Cash flows from operating activities:
Net loss	$(78.0)	$(8.7)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	91.0	86.0
Amortization of deferred financing fees and accretion of discount	3.8	1.9
Interest income resulting from fair value adjustment of Series A warrants and Series B warrants	(0.2)	(5.2)
Change in deferred income taxes	(11.9)	(1.9)
Asset impairments	30.8	—
Minority interest	5.1	3.8
Subsidiary preferred stock dividends accrued	0.4	0.4
Equity compensation expense	2.9	3.2
Loss on early extinguishment of debt	—	12.2
(Gain) loss on sale of assets	3.4	(0.3)
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(41.4)	(5.2)
Other receivables	(2.8)	—
Inventories	(15.1)	(12.5)
Prepaid expenses and other	(8.6)	(1.9)
Accounts payable and accrued liabilities	3.0	(5.9)
Payments related to Chapter 11 Filings	—	(1.1)

Cash provided by (used for) operating activities	(17.6)	64.8

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(68.1)	(72.0)
Proceeds from sale of assets	(0.1)	1.9

Cash used for investing activities	(68.2)	(70.1)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	(0.1)	0.6
Net proceeds from issuance of common stock	—	117.0
Redemption of Senior Notes, net of discount and related fees	—	(96.7)
Repayment of Term Loan B, net of related fees	(72.7)	(16.0)
Borrowings from Term Loan C	150.0	—
Borrowings (repayment) of long-term debt	12.3	(5.4)
Repayment of notes payable issued in connection with purchases of businesses	—	(13.1)

Cash provided by (used for) financing activities	89.5	(13.6)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.8)

Increase (decrease) in cash and cash equivalents	3.3	(19.7)
Adjustment for the elimination of the one month lag	—	1.4
Cash and cash equivalents at beginning of period	35.2	48.5

Cash and cash equivalents at end of period	$38.5	$30.2

Supplemental data:
Cash paid for interest	$26.6	$24.4
Cash paid for income taxes	$12.4	$7.2
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Retained	Accumulated
				Earnings	Other
		Par	Paid in	(Accumulated	Comprehensive
	Shares	Value	Capital	Deficit)	Income	Total

	(Dollars in millions, except share amounts)
Balance at January 31, 2005	37,865,962	$0.4	$670.6	$(108.8)	$139.1	$701.3
Comprehensive income:
Net loss				(78.0)		(78.0)
Currency translation adjustment					(63.2)	(63.2)

Total comprehensive loss						$(141.2)
Shares issued for vested restricted stock units	116,921					—
Equity compensation expense			2.9			2.9

Balance at July 31, 2005	37,982,883	$0.4	$673.5	$(186.8)	$75.9	$563.0

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended July 31, 2005 and 2004
(Unaudited)
(Dollars in millions, unless otherwise stated)

Note 1.	Description of Business
      These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 as filed with the Securities and Exchange Commission on April 19, 2005.

Description of Business
      Unless otherwise indicated, references to “the Company” mean Hayes Lemmerz International, Inc. and its subsidiaries, and references to “fiscal year” mean the Company’s fiscal year commencing on February 1 of that year and ending on January 31 of the following year (e.g., “fiscal 2005” refers to the period beginning February 1, 2005 and ending January 31, 2006, “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005).
      Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is also a leading provider of steel wheels for the commercial highway market. The Company is a leading supplier in the market for suspension, brake, and powertrain components. The Company has a global footprint with 40 facilities and one joint venture located in 14 countries around the world. The Company sells its products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks as well as commercial highway vehicle customers throughout the world. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities, and engineering/technical centers.

Note 2.	Basis of Presentation and Stock Based Compensation

Basis of Presentation
      The Company’s unaudited interim consolidated financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles (GAAP) for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the fiscal 2005 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2006.
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
      Historically, the Company consolidated its international subsidiaries using the twelve month period ended December 31st. Due to more efficient financial reporting procedures, the Company was able to eliminate this one month lag in fiscal 2004. This change is preferable since it aligns the year end reporting date of the Company’s international subsidiaries with the Company’s year end reporting. The Company recorded income of $2.6 million in the first quarter of fiscal 2004 as a cumulative effect of a change in accounting principle, which represents the financial information of its international subsidiaries for the month of January 2004.
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
      If compensation expense had been determined based on the fair value at the grant date consistent with the method prescribed in SFAS 123, the Company’s net loss and loss per share amounts would have been adjusted to the pro forma amounts below (dollars in millions):

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2005	2004	2005	2004

Net loss:
As reported	$(70.3)	$(9.8)	$(78.0)	$(8.7)
Pro forma	(70.9)	(11.7)	(79.4)	(12.0)
Basic and diluted loss per share:
As reported	$(1.85)	$(0.26)	$(2.06)	$(0.23)
Pro forma	(1.87)	(0.31)	(2.09)	(0.32)

Note 3.	Inventories
      The major classes of inventory were as follows (dollars in millions):

	July 31,	January 31,
	2005	2005

Raw materials	$52.8	$55.8
Work-in-process	43.9	47.4
Finished goods	84.1	73.1
Spare parts and supplies	40.4	36.3

Total	$221.2	$212.6

Note 4.	Bank Borrowings, Other Notes, and Long-Term Debt
      Bank borrowings and other notes of $0.5 million and $0.6 million at July 31, 2005 and January 31, 2005, respectively, consists primarily of short-term credit facilities of the Company’s foreign subsidiaries.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term debt consists of the following (dollars in millions):

	July 31,	January 31,
	2005	2005

Various foreign bank and government loans maturing through 2006, weighted average interest rates of 5.7% and 6.4% at July 31, 2005 and January 31, 2005, respectively	$16.9	$18.6
Term loan B maturing 2009, weighted average interest rate of 6.9% and 6.2% at July 31, 2005 and January 31, 2005, respectively	354.5	427.3
Term loan C maturing 2010, weighted average interest rate of 8.9% at July 31, 2005	150.0	—
10 1/2% Senior Notes due 2010, net of discount of $0.8 million at July 31, 2005 and January 31, 2005	161.7	161.7
Mortgage note payable	22.1	22.2
Capital lease obligations	23.6	11.8

	728.8	641.6
Less current portion of long-term debt	7.7	10.5

Long-term debt	$721.1	$631.1

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
      On April 11, 2005, the Company amended and restated the Credit Facility to establish a new second lien $150 million term loan (Term Loan C), from which 50% of the net proceeds are to be used for general corporate purposes, with the remainder of the net proceeds used to repay a portion of the Term Loan B. Other amendments made at that time reduced the Company’s interest rate on the Term Loan B by 50 basis points, favorably modified the financial covenants, and allowed the Company to retain 50% of the net proceeds from the proposed divestiture of its Commercial Highway Hub and Drum business for capital expenditures, among other things. The Term Loan C principal balance of $150 million is due on June 3, 2010.
      The Credit Facility contains covenants restricting the Company’s ability and the ability of its subsidiaries to issue more debt, pay dividends, repurchase stock, make investments, merge or consolidate, transfer assets and enter into transactions with affiliates. These restrictive covenants are customary for such facilities and subject to certain exceptions. The Credit Facility also contains certain financial covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. HLI’s obligations under the Credit Facility are guaranteed by the Company and substantially all of its material direct and indirect domestic subsidiaries.
      As of July 31, 2005 and January 31, 2005, there were no outstanding borrowings and approximately $17.7 million and $19.0 million, respectively, in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at July 31, 2005 and January 31, 2005 was approximately $82.3 million and $81.0 million, respectively.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes
      On June 3, 2003, HLI issued $250.0 million aggregate principal amount of 10 1/2% Senior Notes due 2010 (Old Senior Notes). On October 30, 2003, HLI commenced its offer to exchange up to $250.0 million aggregate principal amount of Old Senior Notes for a like principal amount of 10 1/2% Senior Notes due 2010 of HLI (Senior Notes). The exchange offer was registered under the Securities Act of 1933, as amended, to satisfy HLI’s obligations under the registration rights agreement entered into by HLI and the initial purchasers of the Old Senior Notes. On November 28, 2003, HLI completed its exchange offer. All of the $250.0 million aggregate principal amount of the outstanding Old Senior Notes were tendered and accepted for exchange. The Senior Notes will mature on June 15, 2010. Interest on the Senior Notes accrues at a rate of 10 1/2% per annum and is payable semi-annually in arrears on June 15 and December 15.
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

Early Repayment of Long-Term Debt
      On April 11, 2005, the Company used $72.7 million of the net proceeds from the Term Loan C to repay a portion of the Term Loan B.
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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Financing
      In addition to the Credit Facility and Senior Notes as described above, the Company had other debt financing of $62.6 million and $52.6 million as of July 31, 2005 and January 31, 2005, respectively. These included borrowings under various foreign debt facilities in an aggregate amount of $16.9 million and $18.6 million, and a mortgage note payable of $22.1 million and $22.2 million as of July 31, 2005 and January 31, 2005, respectively. The Company also had capital lease obligations of $23.6 million and $11.8 million as of July 31, 2005 and January 31, 2005, respectively.

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
      The fiscal 2005 and fiscal 2004 amounts shown below present the Pension Benefits and Other Benefits expense for the three months and six months ended July 31 for each year (dollars in millions):

	North American Plans				International Plans

	Pension Benefits		Other Benefits		Pension Benefits

	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004

Service cost	$0.2	$0.1	$0.1	—	$0.3	$0.2
Interest cost	2.7	2.8	2.6	2.7	2.0	1.9
Expected return on plan assets	(2.3)	(2.4)	—	—	0.1	0.1
Amortization of prior service cost	—	—	—	—	—	0.1
Amortization of net (gain)/loss	—	—	—	(0.3)	0.1	—

Net periodic benefit cost	$0.6	$0.5	$2.7	$2.4	$2.5	$2.3

	North American Plans				International Plans

	Pension Benefits		Other Benefits		Pension Benefits

	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004

Service cost	$0.5	$0.2	$0.1	0.1	$0.5	$0.4
Interest cost	5.4	5.6	5.3	5.4	4.0	3.9
Expected return on plan assets	(4.7)	(4.8)	—	—	0.1	0.1
Amortization of prior service cost	—	—	—	—	—	0.2
Amortization of net (gain)/loss	—	—	—	(0.6)	0.2	—

Net periodic benefit cost	$1.2	$1.0	$5.4	$4.9	$4.8	$4.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company contributed $18.5 million to its pension plans and health care and life insurance benefit plans during the first half of fiscal 2005, and expects to contribute an additional $18.9 million during the remainder of fiscal 2005.

Note 6.	Asset Impairments and Other Restructuring Charges
      Asset impairment losses and other restructuring charges for the three months and six months ended July 31, 2005 and 2004 were as follows (dollars in millions):

	Three Months Ended July 31, 2005

	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$0.9	$—	$—	$0.9
Impairment of machinery, equipment, and tooling	0.6	30.0	—	30.6
Severance and other restructuring costs	1.5	—	—	1.5

Total	$3.0	$30.0	$—	$33.0

	Three Months Ended July 31, 2004

	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$0.3	$—	$—	$0.3
Severance and other restructuring costs	0.6	—	—	0.6

Total	$0.9	$—	$—	$0.9

	Six Months Ended July 31, 2005

	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$1.2	$—	$—	$1.2
Impairment of machinery, equipment, and tooling	0.8	30.0	—	30.8
Severance and other restructuring costs	1.8	—	—	1.8

Total	$3.8	$30.0	$—	$33.8

	Six Months Ended July 31, 2004

	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$0.3	$(0.2)	$—	$0.1
Severance and other restructuring costs	3.2	—	—	3.2

Total	$3.5	$(0.2)	$—	$3.3

Automotive Wheels

Facility Closures
      Closure of Howell, Michigan Facility: On April 1, 2004, the Company announced the closure of its Howell, Michigan manufacturing facility. As part of management’s on-going rationalization initiatives, the decision to close the Howell facility was based on improving capacity utilization and overall efficiency of the Company. Production of the aluminum wheels manufactured at the facility has been transferred to other manufacturing facilities in the United States. The Company recorded $0.3 million of facility closure costs

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
during both the first half of fiscal 2005, and the first half of fiscal 2004.
      Closure of La Mirada, California Facility: On March 3, 2005, the Company announced plans to close its aluminum wheel manufacturing facility in La Mirada, California and transfer the production at this facility to the Company’s Huntington, Indiana facility. In the first half of fiscal 2005, the Company recorded $0.7 million of facility closure costs associated with the closure of this facility.
      Closure of Bowling Green, Kentucky Facility: During the first half of fiscal 2005, the Company recognized additional closure costs of $0.2 million related to the closure of its Bowling Green, Kentucky manufacturing facility.

Impairment of Machinery, Equipment, and Tooling
      Impairment of Howell, Michigan Facility: During the first half of fiscal 2005, the Company recorded asset impairment losses of $0.1 million on certain machinery and equipment related to the closure of its Howell, Michigan manufacturing facility. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment, and tooling.
      Impairment of La Mirada, California Facility: The Company recorded $0.7 million of impairments for machinery, equipment, and tooling related to the closure of this facility during the second quarter of fiscal 2005.

Severance and Other Restructuring Charges
      Restructuring of La Mirada, California Facility: The Company recorded $1.4 million of severance costs related to the closure of this facility during the first half of fiscal 2005.
      Restructuring of Manresa, Spain Facility: The Company recorded $0.4 million of severance costs for the Manresa, Spain facility during the first half of fiscal 2005 in order to reduce headcount due to a decrease in production volumes.
      Restructuring of North American Automotive Wheels Group Staff: The Company reversed $0.2 million of severance during the second quarter of fiscal 2005 due to a change in the estimate of total severance costs to be paid to certain employees of the North American Automotive Wheels Group.
      Restructuring of Campiglione, Italy Facility: On April 18, 2005, the Company approved plans for the closure of its Campiglione, Italy manufacturing facility and the transfer of production of the aluminum wheels manufactured at this facility to other facilities. The closure will result in the elimination of approximately 102 employee positions. As part of management’s on-going rationalization initiatives, the decision to close the Campiglione facility was based on improving capacity utilization and overall efficiency of the Company. Restructuring severance of $0.2 million was recorded during the second quarter of fiscal 2005 related to the closure of this facility.
      Restructuring of Howell, Michigan Facility: In the first half of fiscal 2004, the Company recorded $3.2 million of severance and other restructuring costs related to the closure of the Howell, Michigan facility.

Components

Facility Closures
      Closure of Petersburg, Michigan Facility: In conjunction with the sale of its Petersburg, Michigan facility in February of 2004, the Company reversed $0.2 million in facility closure costs in the first quarter of fiscal 2005 that had previously been accrued.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Machinery, Equipment, and Tooling
      Impairment of Cadillac, Michigan Facility: Based on declining profitability projections for the Company’s Cadillac, Michigan facility, asset impairment losses of $30.0 million were recorded to write down the book value of the facility to its estimated fair value. Given the declining projections, the Company is currently considering its options for this facility, including sale or closure.

Facility Exit Costs and Severance Accruals
      The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the six months ended July 31, 2005 (dollars in millions):

			Cash
		Severance	Payments and
	January 31,	and Other	Effects of	July 31,
	2005	Restructuring	Foreign	2005
	Accrual	Charges	Currency	Accrual

Facility exit costs	$0.2	$1.2	$(1.0)	$0.4
Severance	0.7	1.8	(1.3)	1.2

	$0.9	$3.0	$(2.3)	$1.6

Note 7.	Weighted Average Shares Outstanding
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
      Shares outstanding for the three months and six months ended July 31, 2005 and 2004 were as follows (thousands of shares):

	Three Months Ended
	July 31,

	2005	2004

Basic weighted average shares outstanding	37,934	37,806
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	37,934	37,806

	Six Months Ended
	July 31,

	2005	2004

Basic weighted average shares outstanding	37,901	37,346
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	37,901	37,346

      For the three months and six months ended July 31, 2005 and 2004, all options and warrants were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss in such period.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Taxes on Income
      Income tax expense for the three months and six months ended July 31, 2005 and 2004 were as follows (dollars in millions):

	Three Months Ended July 31,

	2005		2004

	US	Foreign	US	Foreign

Pre-tax income	$(75.1)	$11.3	$(19.6)	$16.3
Income tax expense	0.3	3.7	0.7	4.2

	Six Months Ended July 31,

	2005		2004

	US	Foreign	US	Foreign

Pre-tax income	$(91.7)	$27.8	$(30.4)	$33.6
Income tax expense	0.8	8.2	1.3	9.4
      Income tax expense related to the three months and six months ended July 31, 2005 was primarily the result of tax expense in foreign jurisdictions and various states.
      The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States.
      The American Jobs Creation Act of 2004 (the Act) introduced legislation allowing companies the opportunity to receive a one-time deduction from taxable income for dividends paid to the United States (the repatriation provisions). The Company has completed its evaluation of the impact of the repatriation provisions and determined that it will not pay any dividends to United States companies pursuant to these provisions.

Note 9.	Common Stock Offering
      On February 11, 2004, the Company closed on a primary offering of 7,720,970 shares of its common stock, and a secondary offering of two million shares of its common stock. The Company used the net proceeds of the $117.0 million that it received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding Senior Notes on March 12, 2004, to prepay $16.0 million, plus accrued and unpaid interest thereon, of its Term Loan B on February 12, 2004, and for general corporate purposes. (See Note 4, Bank Borrowings, Other Notes, and Long-Term Debt).

Note 10.	Prior Period Accounting Errors
      In August 2005, the Company discovered several accounting errors that would have impacted the Company’s reported results for prior periods. The two most significant of these errors related to the amount of amortization of definite lived intangible assets following the application of fresh start accounting and to the amount of foreign withholding taxes recorded with respect to certain expatriate employees beginning in fiscal 2003. The accounting errors resulted in an understatement of the Company’s net loss of approximately $1.1 million in fiscal 2003, approximately $1.3 million in fiscal 2004 and approximately $0.7 million in the first quarter of fiscal 2005. Since the impact to the annual financial statements for fiscal 2003 and 2004 was not material, the Company recorded additional expense of approximately $3.1 million in the second quarter of fiscal 2005 to reflect the cumulative effect of the errors. The Company conducted an internal investigation into these errors and found no evidence of any intentional misstatements of these amounts.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accounting errors, if properly recorded in the respective periods, would have increased net loss during fiscal 2003, fiscal 2004 and the first quarter of fiscal 2005 as follows (dollars in millions, except per share amounts):

	Impact on	Impact on Basic and
Interim Period	Net Loss	Diluted Net Loss per Share

Predecessor
Three Months Ended April 30, 2003	$(0.3)
One Month Ended May 31, 2003	—

Four Months Ended May 31, 2003	$(0.3)

Successor
Two Months Ended July 31, 2003	$(0.2)	$(0.01)
Three Months Ended October 31, 2003	(0.3)	(0.01)
Three Months Ended January 31, 2004	(0.3)	(0.01)

Eight Months Ended January 31, 2004	$(0.8)	$(0.03)

Three Months Ended April 30, 2004	$(0.3)	$(0.01)
Three Months Ended July 31, 2004	(0.3)	(0.01)
Three Months Ended October 31, 2004	(0.3)	(0.01)
Three Months Ended January 31, 2005	(0.4)	(0.01)

Year Ended January 31, 2005	$(1.3)	$(0.04)

Three Months Ended April 30, 2005	$(0.7)	$(0.02)
Three Months Ended July 31, 2005	3.1	0.08

Six Months Ended July 31, 2005	$2.4	$0.06

Note 11.	Segment Reporting
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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present revenues and other financial information by business segment (dollars in millions):

	Three Months Ended July 31, 2005

	Automotive
	Wheels	Components	Other	Total

Net sales	$404.4	$161.2	$18.7	$584.3
Asset impairments and other restructuring charges	3.0	30.0	—	33.0
Earnings (loss) from operations	4.1	(42.4)	(8.8)	(47.1)

	Three Months Ended July 31, 2004

	Automotive
	Wheels	Components	Other	Total

Net sales	$349.2	$157.6	$25.3	$532.1
Asset impairments and other restructuring charges	0.9	—	—	0.9
Earnings (loss) from operations	17.1	(8.5)	1.0	9.6

	Six Months Ended July 31, 2005

	Automotive
	Wheels	Components	Other	Total

Net sales	$811.1	$352.6	$38.6	$1,202.3
Asset impairments and other restructuring charges	3.8	30.0	—	33.8
Earnings (loss) from operations	23.4	(41.5)	(14.2)	(32.3)

	Six Months Ended July 31, 2004

	Automotive
	Wheels	Components	Other	Total

Net sales	$719.5	$359.0	$47.6	$1,126.1
Asset impairments and other restructuring charges	3.5	(0.2)	—	3.3
Earnings (loss) from operations	37.5	1.0	(0.7)	37.8

	As of July 31, 2005

	Automotive
	Wheels	Components	Other	Total

Total assets	$1,392.9	$475.4	$359.2	$2,227.5

	As of January 31, 2005

	Automotive
	Wheels	Components	Other	Total

Total assets	$1,399.6	$541.4	$361.0	$2,302.0

Note 12.	Condensed Consolidating Financial Statements
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
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended July 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Net sales	$—	$1.7	$517.7	$699.4	$(16.5)	$1,202.3
Cost of goods sold	—	12.4	493.6	611.1	(16.5)	1,100.6

Gross profit (loss)	—	(10.7)	24.1	88.3	—	101.7
Marketing, general, and administrative	—	2.6	45.4	42.7	—	90.7
Equity in (earnings) losses of subsidiaries and joint ventures	78.2	45.8	(2.1)	—	(121.9)	—
Asset impairments and other restructuring charges	—	—	33.2	0.6	—	33.8
Other expense, net	—	1.3	3.0	5.2	—	9.5

Earnings (loss) from operations	(78.2)	(60.4)	(55.4)	39.8	121.9	(32.3)
Interest (income) expense, net	(0.2)	17.4	0.1	13.9	—	31.2
Other non-operating expense	—	0.4	—	—	—	0.4

Earnings (loss) before taxes on income and minority interest	(78.0)	(78.2)	(55.5)	25.9	121.9	(63.9)
Income tax expense	—	—	0.8	8.2	—	9.0

Earnings (loss) before minority interest	(78.0)	(78.2)	(56.3)	17.7	121.9	(72.9)
Minority interest	—	—	—	5.1	—	5.1

Net income (loss)	$(78.0)	$(78.2)	$(56.3)	$12.6	$121.9	$(78.0)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended July 31, 2004

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Net sales	$—	$1.8	$535.5	$601.6	$(12.8)	$1,126.1
Cost of goods sold	—	13.2	487.5	514.3	(12.8)	1,002.2

Gross profit (loss)	—	(11.4)	48.0	87.3	—	123.9
Marketing, general, and administrative	—	(1.6)	46.0	38.8	—	83.2
Equity in (earnings) losses of subsidiaries and joint ventures	13.9	(18.7)	2.7	—	2.1	—
Asset impairments and other restructuring charges	—	(0.2)	3.5	—	—	3.3
Other (income) expense, net	—	(1.6)	—	(0.3)	1.5	(0.4)

Earnings (loss) from operations	(13.9)	10.7	(4.2)	48.8	(3.6)	37.8
Interest (income) expense, net	(5.2)	12.1	—	15.3	—	22.2
Other non-operating (income) expense	—	0.3	—	(0.1)	—	0.2
Loss on early extinguishment of debt	—	12.2	—	—	—	12.2

Earnings (loss) before taxes on income and minority interest	(8.7)	(13.9)	(4.2)	33.6	(3.6)	3.2
Income tax expense	—	—	1.3	9.4	—	10.7

Earnings (loss) before minority interest	(8.7)	(13.9)	(5.5)	24.2	(3.6)	(7.5)
Minority interest	—	—	—	3.8	—	3.8
Cumulative effect of change in accounting principle	—	—	—	(2.6)	—	(2.6)

Net income (loss)	$(8.7)	$(13.9)	$(5.5)	$23.0	$(3.6)	$(8.7)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
As of July 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Cash and cash equivalents	$—	$(9.4)	$—	$47.9	$—	$38.5
Receivables	—	(123.7)	143.0	252.0	—	271.3
Other receivables	—	79.8	—	—	—	79.8
Inventories	—	1.4	82.5	137.3	—	221.2
Prepaid expenses and other	—	12.2	10.8	6.2	—	29.2

Total current assets	—	(39.7)	236.3	443.4	—	640.0
Property, plant, and equipment, net	—	36.7	310.6	579.6	—	926.9
Goodwill and other assets	563.5	1,170.5	46.6	597.8	(1,717.8)	660.6

Total assets	$563.5	$1,167.5	$593.5	$1,620.8	$(1,717.8)	$2,227.5

Bank borrowings and other notes	$—	$—	$—	$0.5	$—	$0.5
Current portion of long-term debt	—	4.6	1.2	1.9	—	7.7
Accounts payable and accrued liabilities	—	68.2	82.9	254.3	—	405.4

Total current liabilities	—	72.8	84.1	256.7	—	413.6
Long-term debt, net of current portion	—	683.9	21.6	15.6	—	721.1
Pension and other long-term liabilities	—	244.2	0.4	239.7	—	484.3
Series A warrants and Series B warrants	0.3	—	—	—	—	0.3
Redeemable preferred stock of subsidiary	—	11.7	—	—	—	11.7
Minority interest	—	—	—	33.5	—	33.5
Parent loans	0.2	(378.2)	24.3	352.4	1.3	—
Common stock	0.4	—	—	—	—	0.4
Additional paid-in capital	673.5	683.2	614.6	588.1	(1,885.9)	673.5
Retained earnings (accumulated deficit)	(186.8)	(165.9)	(151.5)	74.8	242.6	(186.8)
Accumulated other comprehensive income (loss)	75.9	15.8	—	60.0	(75.8)	75.9

Total stockholders’ equity	563.0	533.1	463.1	722.9	(1,719.1)	563.0

Total liabilities and stockholder’s equity	$563.5	$1,167.5	$593.5	$1,620.8	$(1,717.8)	$2,227.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Cash and cash equivalents	$—	$(9.3)	$(0.2)	$44.7	$—	$35.2
Receivables	—	(135.0)	151.2	225.2	—	241.4
Other receivables	—	77.0	—	—	—	77.0
Inventories	—	4.6	89.0	119.0	—	212.6
Prepaid expenses and other	—	11.4	12.2	5.7	—	29.3

Total current assets	—	(51.3)	252.2	394.6	—	595.5
Property, plant, and equipment, net	—	38.9	342.1	619.3	—	1,000.3
Goodwill and other assets	702.0	1,214.9	52.5	640.2	(1,903.4)	706.2

Total assets	$702.0	$1,202.5	$646.8	$1,654.1	$(1,903.4)	$2,302.0

Bank borrowings and other notes	$—	$—	$—	$0.6	$—	$0.6
Current portion of long-term debt	—	4.6	1.3	4.6	—	10.5
Accounts payable and accrued liabilities	—	76.1	88.6	240.6	—	405.3

Total current liabilities	—	80.7	89.9	245.8	—	416.4
Long-term debt, net of current portion	—	606.6	7.1	17.4	—	631.1
Pension and other long-term liabilities	—	251.9	0.4	255.4	—	507.7
Series A warrants and Series B warrants	0.5	—	—	—	—	0.5
Redeemable preferred stock of subsidiary	—	11.3	—	—	—	11.3
Minority interest	—	—	—	33.7	—	33.7
Parent loans	0.2	(373.0)	27.0	345.5	0.3	—
Common stock	0.4	—	—	—	—	0.4
Additional paid-in capital	670.6	680.3	617.4	588.0	(1,885.7)	670.6
Retained earnings (accumulated deficit)	(108.8)	(87.7)	(95.2)	62.2	120.7	(108.8)
Accumulated other comprehensive income (loss)	139.1	32.4	0.2	106.1	(138.7)	139.1

Total stockholders’ equity	701.3	625.0	522.4	756.3	(1,903.7)	701.3

Total liabilities and stockholder’s equity	$702.0	$1,202.5	$646.8	$1,654.1	$(1,903.4)	$2,302.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Cash flows provided by (used for) operating activities	$—	$(54.0)	$16.2	$20.2	$—	$(17.6)

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	(0.6)	(32.6)	(34.9)	—	(68.1)
Proceeds from disposal of assets and businesses	—	—	0.2	(0.3)	—	(0.1)

Cash used for investing activities	—	(0.6)	(32.4)	(35.2)	—	(68.2)

Cash flows from financing activities:						—
Changes in bank borrowings and credit facility	—	—	—	(0.1)	—	(0.1)
Repayment of Term Loan B, net of related fees	—	(72.7)	—	—	—	(72.7)
Borrowings from Term Loan C	—	150.0	—	—	—	150.0
Borrowings (repayment) of long term debt	—	—	14.5	(2.2)	—	12.3

Cash provided by (used for) financing activities	—	77.3	14.5	(2.3)	—	89.5

Increase (decrease) in parent loans and advances	—	(22.8)	1.9	20.9	—	—
Effect of exchange rates on cash and cash equivalents	—	—	—	(0.4)	—	(0.4)

Increase (decrease) in cash and cash equivalents	—	(0.1)	0.2	3.2	—	3.3
Cash and cash equivalents at beginning of period	—	(9.3)	(0.2)	44.7	—	35.2

Cash and cash equivalents at end of period	$—	$(9.4)	$—	$47.9	$—	$38.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2004

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Cash flows provided by (used for) operating activities	$—	$(29.1)	$39.6	$54.3	$—	$64.8

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	(3.3)	(29.2)	(39.5)	—	(72.0)
Proceeds from sale of assets	—	1.6	0.1	0.2	—	1.9

Cash used for investing activities	—	(1.7)	(29.1)	(39.3)	—	(70.1)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	—	0.6	—	0.6
Net proceeds from issuance of common stock	117.0	—	—	—	—	117.0
Capital contribution	(117.0)	117.0	—	—	—	—
Proceeds from (redemption of) Senior Notes, net of discount and related fees	—	(96.7)	—	—	—	(96.7)
Proceeds from (redemption of) Term Loan, net of related fees	—	(16.0)	—	—	—	(16.0)
Repayment of long-term debt	—	(1.9)	—	(3.5)	—	(5.4)
Repayment of notes payable issued in connection with purchases of businesses	—	—	—	(13.1)	—	(13.1)

Cash provided by (used for) financing activities	—	2.4	—	(16.0)	—	(13.6)

Increase (decrease) in parent loans and advances	—	17.2	(9.9)	(7.3)	—	—
Effect of exchange rates on cash and cash equivalents	—	—	—	(0.8)	—	(0.8)

Increase (decrease) in cash and cash equivalents	—	(11.2)	0.6	(9.1)	—	(19.7)
Adjustment for the elimination of the one month lag	—	—	—	1.4	—	1.4
Cash and cash equivalents at beginning of period	—	(3.2)	(0.6)	52.3	—	48.5

Cash and cash equivalents at end of period	$—	$(14.4)	$—	$44.6	$—	$30.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
      This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 as filed with the Securities and Exchange Commission on April 19, 2005, and the other information included herein.

Company Overview
      Unless otherwise indicated, references to “the Company” mean Hayes Lemmerz International, Inc. and its subsidiaries, and references to “fiscal year” mean the Company’s fiscal year commencing on February 1 of that year and ending on January 31 of the following year (e.g., “fiscal 2005” refers to the period beginning February 1, 2005 and ending January 31, 2006, “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005).
      Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is also a leading provider of steel wheels for the commercial highway market. The Company is a leading supplier in the market for suspension, brake, and powertrain components. The Company has a global footprint with 40 facilities and one joint venture located in 14 countries around the world. The Company sells its products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks as well as commercial highway vehicle customers throughout the world. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities, and engineering/technical centers.
      In the first half of fiscal 2005, the Company had net sales of $1.2 billion with approximately 54% derived from international markets. For the full year of fiscal 2004, the Company had sales of $2.2 billion with approximately 51% derived from international markets. The Company had a loss from operations in the first half of fiscal 2005 of $32.3 million and earnings from operations of $21.7 million for the full year of fiscal 2004.
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
      Historically, the Company consolidated its international subsidiaries using the twelve month period ended December 31st. Due to more efficient financial reporting procedures, the Company was able to eliminate this one month lag in fiscal 2004. The change is preferable since it aligns the year end reporting date of the Company’s international subsidiaries with the Company’s year end reporting. The Company recorded income of $2.6 million in the first quarter of 2004 as a cumulative effect of a change in accounting principle, which represents the financial information of its international subsidiaries for the month of January 2004.

Consolidated Results — Comparison of the Three Months Ended July 31, 2005 to the Three Months Ended July 31, 2004
      The Company’s net sales for the three months ended July 31, 2005 increased over the same period a year ago as a result of higher international volumes and favorable foreign exchange rates in the Automotive Wheels and Components segments and metal cost recovery programs across all segments. These increases were partially offset by reduced OEM production in North America of vehicles incorporating the Company’s products. Earnings were lower than in the same period a year ago, primarily due to asset impairment charges, including charges relating to the Company’s facility in Cadillac, Michigan, lower capacity utilization, and workers compensation costs related to closed facilities.

      The following table presents selected information about the Company’s consolidated results of operations for the periods indicated (dollars in millions):

	Three Months Ended July 31,

	2005	2004	$ Change	% Change

Net sales:
Automotive Wheels	$404.4	$349.2	$55.2	15.8%
Components	161.2	157.6	3.6	2.3%
Other	18.7	25.3	(6.6)	(26.1)%

Total	$584.3	$532.1	$52.2	9.8%

Gross profit	$39.5	$49.6	$(10.1)	(20.4)%
Marketing, general, and administrative	46.9	40.1	6.8	17.0%
Asset impairments and other restructuring charges	33.0	0.9	32.1
Other (income) expense, net	6.7	(1.0)	7.7

Earnings (loss) from operations	(47.1)	9.6	(56.7)
Interest expense, net	16.5	12.7	3.8	29.9%
Other non-operating expense	0.2	0.2	—
Income tax expense	4.0	4.9	(0.9)	(18.4)%
Minority interest	2.5	1.6	0.9	56.3%

Net loss	$(70.3)	$(9.8)	$(60.5)

Sales
      The Company’s net sales increased 9.8% or $52.2 million to $584.3 million in the second quarter of fiscal 2005 from $532.1 million in the second quarter of fiscal 2004. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during the second quarter of fiscal 2005, which increased sales by approximately $14 million. Also favorably impacting sales was the Company’s success in offsetting the rising steel costs with cost recovery programs and pass through increases to customers of approximately $42 million, an increase in international volumes of approximately $10 million, and the remaining variance of approximately $10 million is primarily due to a favorable product mix. These increases to net sales were offset by decreased North American volumes due to lower OEM production requirements of approximately $24 million.

Gross profit
      The Company’s gross profit decreased 20.4% or $10.1 million in the second quarter of fiscal 2005 to $39.5 million from $49.6 million in the second quarter of fiscal 2004. Approximately $4 million was the result of decreased volumes primarily in North America due to lower OEM production requirements, and lower unit pricing globally, which was partially offset by a favorable product mix. Gross profit during the quarter was also negatively impacted by an increase in workers compensation costs of approximately $3 million primarily related to closed facilities. Additionally earnings were impacted by lower capacity utilization, due to North American volumes, and higher raw material and energy costs which were partially offset by improvements in productivity; the net impact of these items was a decrease of approximately $3 million.

Marketing, general, and administrative
      The Company’s marketing, general, and administrative expense increased 17.0% or $6.8 million in the second quarter of fiscal 2005 to $46.9 million from $40.1 million in the second quarter of fiscal 2004. This increase resulted in part due to the reversal of certain pre-petition liabilities in fiscal 2004 of approximately $3 million. The Company has also experienced unfavorable fluctuations in foreign exchange and higher product development costs of approximately $2 million. Additionally, the Company has seen a rise in costs associated with Sarbanes-Oxley compliance, the external audit, and various legal cases of approximately $1 million.

Asset Impairments and Other Restructuring Charges
      During the second quarter of fiscal 2005, the Company recorded facility closure and severance costs of $33.0 million primarily associated with the impairment of the Company’s Cadillac, Michigan facility of $30.0 million to write down the book value of this facility to its estimated fair value. The Company also recorded $1.3 million of facility closure costs and impairment of machinery, equipment, and tooling costs for the La Mirada, California facility. Additional facility closure costs of $0.2 million were also recorded for the Company’s Howell, Michigan facility. Severance costs of $1.5 million were also recorded during the second quarter of fiscal 2005, mainly related to the rationalization of the Company’s Manresa, Spain facility’s work force, the closure of the Company’s Campiglione, Italy facility, and the closure of the La Mirada, California facility.

Interest expense, net
      Interest expense increased 29.9% or $3.8 million to $16.5 million for the second quarter of fiscal 2005 from $12.7 million for the second quarter of fiscal 2004. The increased interest expense in the second quarter of 2005 was primarily due to increased interest rates and, to a lesser extent, an overall increase in debt levels. See Note 4, “Bank Borrowings, Other Notes, and Long Term Debt” to the consolidated financial statements included herein regarding the Company’s new debt structure.
      Additionally, interest expense, net, includes an increase of $0.2 million of interest expense in the second quarter of fiscal 2005 and a $1.3 million reduction to interest expense in the second quarter of fiscal 2004 as the result of adjusting to fair value the Company’s outstanding Series A Warrants and Series B Warrants, which are recorded as liabilities on the consolidated balance sheet.

Income taxes
      Income tax expense was $4.0 million for the second quarter of fiscal 2005 compared to $4.9 million for the second quarter of fiscal 2004. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are lower than the United States statutory rates. Accordingly, the Company’s worldwide tax expense may not bear a normal relationship to earnings before taxes on income.

Net loss
      Due to factors mentioned above, net loss during the second quarter of fiscal 2005 was $70.3 million as compared to a net loss of $9.8 million in the second quarter of fiscal 2004.

Segment Results — Comparison of the Three Months Ended July 31, 2005 to the Three Months Ended July 31, 2004
      The Company is organized based primarily on markets served and products produced. Under this organizational structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake, and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture brake products for commercial highway and aftermarket customers in North America. The Other segment also includes financial results related to the corporate office and the elimination of certain intercompany activities.

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

Automotive Wheels
      The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months Ended July 31,

	2005	2004	$ Change

Net sales	$404.4	$349.2	$55.2
Asset impairments and other restructuring charges:
Facility closure costs	$0.9	$0.3	$0.6
Impairment of machinery, equipment, and tooling	0.6	—	0.6
Severance and other restructuring costs	1.5	0.6	0.9

Total asset impairments and other restructuring charges	$3.0	$0.9	$2.1

Earnings from operations	$4.1	$17.1	$(13.0)

Net sales
      Net sales from the Company’s Automotive Wheels segment increased 15.8% or $55.2 million to $404.4 million in the second quarter of fiscal 2005 from $349.2 million in the second quarter of fiscal 2004. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during the second quarter of fiscal 2005, which increased sales by approximately $13 million. Sales also increased due to the Company’s success in offsetting rising steel costs with cost recovery programs and pass-through increases to customers, stronger volumes abroad, and a favorable product mix in both the North American and International operations. Partially offsetting these increases was the combination of lower unit pricing globally and lower production requirements on existing OEM programs in North America.

Asset impairments and other restructuring charges
      During the second quarter of fiscal 2005, the Company recorded additional impairments and other restructuring charges of approximately $2.5 million associated with the closure of the Company’s La Mirada, California facility. The Company also recorded $0.4 million in severance related to the rationalization of its work force in Manresa, Spain and the closure of the Campiglione, Italy facility.

Earnings from operations
      Earnings from operations at the Company’s Automotive Wheels operations decreased $13.0 million in the second quarter of fiscal 2005 to $4.1 million compared to $17.1 million in the second quarter of fiscal 2004. The Wheels segment was impacted by higher restructuring and workers compensation costs primarily in North America. Earnings were further impacted by lower OEM production levels in North America, which resulted in poor fixed cost absorption, as well as increased pricing pressure globally.

Components
      The following table presents net sales, earnings from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Three Months Ended July 31,

	2005	2004	$ Change

Net sales	$161.2	$157.6	$3.6
Asset impairments and other restructuring charges:
Facility closure costs	$—	$—	$—
Impairment of machinery, equipment, and tooling	30.0	—	30.0
Severance and other restructuring costs	—	—	—

Total asset impairments and other restructuring charges	$30.0	$—	$30.0

Loss from operations	$(42.4)	$(8.5)	$(33.9)

Net sales
      Net sales from Components increased 2.3% or $3.6 million to $161.2 million in the second quarter of fiscal 2005 from $157.6 million in the second quarter of fiscal 2004. Components net sales increased due to iron and steel cost recovery programs, and an increase in aluminum pass-through pricing. The increase was partially offset by decreases due to lower unit pricing globally, lower customer production requirements.

Asset impairments and other restructuring charges
      Based on declining profitability projections for the Company’s Cadillac, Michigan facility, asset impairment losses of $30.0 million were recorded to write down the book value of the facility to its estimated fair value. Given the declining projections the Company is currently considering options for this facility, including sale or closure.

Earnings from operations
      Components loss from operations was $42.4 million in the second quarter of fiscal 2005 compared to a loss of $8.5 million during the same period in fiscal 2004. In addition to the impact of the impairment of the Cadillac, Michigan facility, lower OEM production requirements and an unfavorable product mix decreased earnings from operations in the second quarter of fiscal 2005.

Other
      The following table presents net sales and loss from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months Ended July 31,

	2005	2004	$ Change

Net sales	$18.7	$25.3	$(6.6)
Earnings (loss) from operations	$(8.8)	$1.0	(9.8)

Net sales
      Net sales from the Company’s Other segment decreased 26.1% or $6.6 million to $18.7 million during the second quarter of fiscal 2005 from $25.3 million during the second quarter of fiscal 2004. This decrease was primarily due to higher inter-company sales eliminations.

Earnings (loss) from operations
      Loss from operations in the Company’s Other segment was $8.8 million in the second quarter of fiscal 2005 compared to earnings from operations of $1.0 million in the second quarter of fiscal 2004. This increase primarily resulted from the reversal of certain pre-petition liabilities in fiscal 2004 and the loss on the sale of the Company’s operations in Au Gres, Michigan.

Consolidated Results — Comparison of the Six Months Ended July 31, 2005 to the Six Months Ended July 31, 2004
      The following table presents selected information about the Company’s consolidated results of operations for the periods indicated (dollars in millions):

	Six Months Ended July 31,

	2005	2004	$ Change	% Change

Net sales:
Automotive Wheels	$811.1	$719.5	$91.6	12.7%
Components	352.6	359.0	(6.4)	(1.8)%
Other	38.6	47.6	(9.0)	(18.9)%

Total	$1,202.3	$1,126.1	$76.2	6.8%

Gross profit	$101.7	$123.9	$(22.2)	(17.9)%
Marketing, general, and administrative	90.7	83.2	7.5	9.0%
Asset impairments and other restructuring charges	33.8	3.3	30.5
Other expense, net	9.5	(0.4)	9.9

Earnings (loss) from operations	(32.3)	37.8	(70.1)	(185.4)%
Interest expense, net	31.2	22.2	9.0	40.5%
Other non-operating expense	0.4	0.2	0.2	100.0%
Loss on early extinguishment of debt	—	12.2	(12.2)	(100.0)%
Income tax expense	9.0	10.7	(1.7)	(15.9)%
Minority interest	5.1	3.8	1.3	34.2%
Cumulative effect of change in accounting principle, net of tax of $0 and $0.8 in 2005 and 2004, respectively	—	(2.6)	2.6	(100.0)%

Net loss	$(78.0)	$(8.7)	$(69.3)

Sales
      The Company’s net sales increased 6.8% or $76.2 million to $1,202.3 million in the first six months of fiscal 2005 from $1,126.1 million in the first six months of fiscal 2004. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during the first six months of fiscal 2005, which increased sales by approximately $37 million. Also favorably impacting sales was the Company’s success in offsetting the rising steel costs with cost recovery programs and aluminum pass through increases to customers of approximately $93 million, an increase in international volumes of approximately $15 million, and favorable product mix primarily in the Automotive Wheels segment of approximately $13 million. These increases to net sales were offset by decreased North American volumes due to lower OEM production requirements and increased pricing pressures globally of approximately $87 million.

Gross profit
      The Company’s gross profit decreased 17.9% or $22.2 million in the first six months of fiscal 2005 to $101.7 million from $123.9 million in the first six months of fiscal 2004. This was primarily the result of decreased volumes in North America due to lower OEM production requirements, as well as an unfavorable product mix primarily in the components business and lower unit pricing globally of approximately $34 million. These decreases were partially offset by improved productivity of approximately $12 million.

Marketing, general, and administrative
      The Company’s marketing, general, and administrative expense increased 9.0% or $7.5 million in the first six months of fiscal 2005 to $90.7 million from $83.2 million in the first six months of fiscal 2004. This increase resulted in part due to the reversal of certain pre-petition liabilities in fiscal 2004 of approximately $3 million. Foreign exchange fluctuations relative to the U.S. dollar increased costs $3.0 million. The remaining increase is primarily due to higher product development costs and a rise in costs associated with Sarbanes-Oxley compliance, the external audit and various legal cases.

Asset Impairments and Other Restructuring Charges
      During the first six months of fiscal 2005, the Company recorded asset impairment losses and other restructuring costs of $33.8 million primarily associated with the impairment of the Company’s Cadillac, Michigan facility of $30.0 million to write down the book value of this facility to its estimated fair value. The Company also recorded $1.8 million of facility closure costs and impairment of machinery, equipment, and tooling costs for the La Mirada, California and Howell, Michigan facilities. Severance costs were $1.8 million during the second quarter of fiscal 2005, which were primarily related to the rationalization of the Company’s work force in Manresa, Spain, the closure of the Company’s Campiglione, Italy facility, and the closure of the La Mirada, California facility.

Interest expense, net
      Interest expense increased 40.5% or $9.0 million to $31.2 million for the first six months of fiscal 2005 from $22.2 million for the first six months of fiscal 2004. The increased interest expense in the first six months of 2005 was primarily due to increased interest rates and, to a lesser extent, an overall increase in debt levels. See Note 4, “Bank Borrowings, Other Notes, and Long Term Debt” to the consolidated financial statements included herein regarding the Company’s new debt structure.
      Additionally, interest expense, net, includes a $0.2 million and $5.2 million reduction to interest expense for the first six months of fiscal 2005 and fiscal 2004, respectively, as the result of adjusting to fair value the Company’s outstanding Series A Warrants and Series B Warrants, which are recorded as liabilities on the consolidated balance sheet.

Income taxes
      Income tax expense was $9.0 million for the first six months of fiscal 2005 compared to $10.7 million for the first six months of fiscal 2004. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are lower than the United States statutory rates. Accordingly, the Company’s worldwide tax expense may not bear a normal relationship to earnings before taxes on income.

Net loss
      Due to factors mentioned above, net loss during the first six months of fiscal 2005 was $78.0 million as compared to $8.7 million in fiscal 2004.

Segment Results — Comparison of the Six Months Ended July 31, 2005 to the Six Months Ended July 31, 2004

Automotive Wheels
      The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Six Months Ended July 31,

	2005	2004	$ Change

Net sales	$811.1	$719.5	$91.6
Asset impairments and other restructuring charges:
Facility closure costs	$1.2	$0.3	$0.9
Impairment of machinery, equipment, and tooling	0.8	—	0.8
Severance and other restructuring costs	1.8	3.2	(1.4)

Total asset impairments and other restructuring charges	$3.8	$3.5	$0.3

Earnings from operations	$23.4	$37.5	$(14.1)

Net sales
      Net sales from the Company’s Automotive Wheels segment increased 12.7% or $91.6 million to $811.1 million in the first six months of fiscal 2005 from $719.5 million in the first six months of fiscal 2004. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during the first six months of fiscal 2005, which increased sales by approximately $34 million. Sales also increased due to the Company’s success in offsetting rising steel costs with cost recovery programs, as well as increases in aluminum pass-through to customers, increased volumes internationally and a favorable product mix in both the North American and International operations. Partially offsetting these increases was the combination of lower unit pricing globally and lower production requirements on existing OEM programs in North America.

Asset impairments and other restructuring charges
      During the first six months of fiscal 2005, the Company recorded additional impairments and other restructuring charges of approximately $2.8 million associated with the closure of the Company’s La Mirada, California facility. The Company also recorded $0.4 million of facility closure and machinery, equipment, and tooling impairments related to the closure of the Howell, Michigan facility. The remainder of the asset impairments and restructuring charges relate to severance primarily due to the rationalization of the Company’s work force in Manresa, Spain and the closure of the Campiglione, Italy facility.

Earnings from operations
      Earnings from operations at the Company’s Automotive Wheels segment decreased $14.1 million in the first six months of fiscal 2005 to $23.4 million compared to $37.5 million in the first six months of fiscal 2004. Lower OEM production requirements in North America, and lower unit pricing globally were some of the factors that negatively impacted earnings from operations. Partially offsetting these decreases were improved productivity globally and a favorable product mix in North America.

Components
      The following table presents net sales, earnings from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Six Months Ended July 31,

	2005	2004	$ Change

Net sales	$352.6	$359.0	$(6.4)
Asset impairments and other restructuring charges:
Facility closure costs	$—	$(0.2)	$0.2
Impairment of machinery, equipment, and tooling	30.0	—	30.0
Severance and other restructuring costs	—	—	—

Total asset impairments and other restructuring charges	$30.0	$(0.2)	$30.2

Earnings from operations	$(41.5)	$1.0	$(42.5)

Net sales
      Net sales from Components decreased 0.2% or $6.4 million to $352.6 million in the first six months fiscal 2005 from $359.0 million in the first six months fiscal 2004. Components net sales decreased due to lower customer production requirements and an unfavorable product mix. Partially offsetting these decreases were favorable foreign exchange rate fluctuations, substantial metal cost recovery programs, and increased aluminum pass-through pricing.

Asset impairments and other restructuring charges
      Based on declining profitability projections for the Company’s Cadillac, Michigan facility, asset impairment losses of $30.0 million were recorded to write down the book value of the facility to its estimated fair value. Given the declining projections the Company is currently considering options for the future operations of this facility, including sale or closure.

Earnings from operations
      Components earnings from operations decreased $42.5 million in the first six months of fiscal 2005 to a loss of $41.5 million compared to earnings of $1.0 million during the same period in fiscal 2004. In addition to the impairment of the Company’s Cadillac, Michigan facility, lower OEM production requirements and an unfavorable product mix decreased earnings from operations in the first six months of fiscal 2005.

Other
      The following table presents net sales and loss from operations for the Other segment for the periods indicated (dollars in millions):

	Six Months Ended July 31,

	2005	2004	$ Change

Net sales	$38.6	$47.6	$(9.0)
Loss from operations	(14.2)	(0.7)	(13.5)

Net sales
      Net sales from the Company’s Other segment decreased 18.9% or $9.0 million to $38.6 million during the first six months of fiscal 2005 from $47.6 million during the first six months fiscal 2004. This decrease was primarily attributed to higher inter-company sales eliminations.

Loss from operations
      Loss from operations in the Company’s Other segment increased by $13.5 million in the first six months of fiscal 2005 to $14.2 million from a loss of $0.7 million in the first six months of fiscal 2004. This increase is primarily the result of the reversal of certain pre-petition liabilities in fiscal 2004, the loss on the sale of the Company’s operations in Au Gres, Michigan, and a rise in costs associated with Sarbanes-Oxley compliance, the external audit, and various legal cases.

Liquidity and Capital Resources

Cash Flows
      Operating Activities: Cash used in the Company’s operations was $17.6 million in the first six months of fiscal 2005 compared to cash provided of $64.8 million in the first six months of fiscal 2004. This increase in cash used resulted primarily from the increased net loss, higher steel prices, the termination of early customer payment programs, increased inventory balances, and plant closures.
      Investing Activities: Cash used for investing activities was $68.2 million during the first six months of fiscal 2005 compared with $70.1 million in the first six months of fiscal 2004. This decrease is due to lower capital expenditures. These expenditures were primarily for additional machinery and equipment to improve productivity, reduce costs, meet demand for new vehicle platforms, and meet expected requirements for the Company’s products. The Company anticipates capital expenditures for fiscal 2005 will be approximately $130 million.
      Financing Activities: Cash provided by financing activities was $89.5 million in the first six months of fiscal 2005 compared to cash used by financing activities of $13.6 million in the first six months of fiscal 2004. This increase in cash flows from financing activities was primarily due to the Company’s amended and restated senior secured credit facility, which established a new second lien $150 million Term Loan C. The Company used $72.7 million of the $150 million in net proceeds received from the Term Loan C to repay a portion of the Company’s Term Loan B. Also contributing to the increase in cash provided by financing activities was the execution of a $15 million capital lease agreement in the second quarter of 2005 for productivity investments in the Components group.
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

Sources of Liquidity
      The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure, restructuring and reorganization requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) cash and cash equivalents on hand, including proceeds from the Term Loan C, (iv) proceeds related to the Company’s trade receivable securitization program, and (v) borrowings from the revolving credit facility under the Credit Facility. While the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future capital market conditions.
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
      The Company also continually evaluates it product and business portfolio for opportunities to optimize shareholder value.

Other Liquidity Matters
      During the third quarter of fiscal 2004, two of the Company’s OEM customers in the U.S. notified the Company of the discontinuance of accelerated payment programs in which the Company participated. The termination of these programs negatively impacted cash flow during fiscal 2004 by approximately $16 million and negatively impacted cash flow through July 2005 by an additional $12 million. The Company’s securitization program is intended to offset the negative impact associated with the loss of these programs.
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
      The Company continues to pursue the divestiture of its Commercial Highway Hub and Drum business. If the Company successfully completes the divestiture, 50% of the net proceeds will be used to reduce its debt under the Credit Facility and the remaining net proceeds will be available for capital expenditures, increasing the Company’s overall liquidity.

Credit Ratings
      As of July 31, 2005, the Company’s credit ratings were as follows:

	S&P	Moody’s

Corporate and Bank Debt rating	BB -	B1
Senior Note rating	B	B3
      On September 8, 2005 S&P downgraded the Company’s corporate and bank debt rating to B+.

Significant Financial Covenants
      The Indenture, Credit Facility, and other debt agreements contain a number of significant covenants that, among other things, restrict its ability, and the ability of its subsidiaries, to:

•	declare dividends or redeem or repurchase capital stock

•	prepay, redeem or purchase debt, including the Senior Notes

•	incur liens and engage in sale-leaseback transactions

•	make loans and investments

•	incur additional debt, including borrowings under the Company’s revolving credit facility

•	amend or otherwise alter certain debt documents

•	make capital expenditures

•	engage in mergers, acquisitions and asset sales

•	enter into transactions with affiliates

•	alter the business the Company conduct
      In addition, under the Credit Facility the Company is required to satisfy certain financial covenants, including covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio, and a minimum fixed charge coverage ratio, and the Company may become subject to additional or more restrictive covenants in connection with any future borrowing. The Company’s ability to comply with these covenants may be affected by events beyond its control. If the Company is unable to comply with the covenants under the Indenture, the Credit Facility, or any of its other debt instruments, there would be a default, which, if not waived, could result in acceleration of the Company’s debt and its bankruptcy if the Company were unable to repay the amounts owed. Additionally, a default resulting from the Company’s failure to comply with such covenants or the applicable borrowing conditions would preclude it from borrowing additional funds. Compliance with the covenants could cause the Company to conduct its business, or to forgo opportunities, in such a manner as to materially harm the business.
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
      At July 31, 2005 and January 31, 2005, the outstanding balance of receivables sold to special purpose entities was $123 million and $134 million, respectively. The net retained interest by the Company at July 31, 2005 and January 31, 2005 was $79.8 million and $77 million, respectively, which is disclosed as other receivables on the condensed consolidated balance sheets and in cash flows from operating activities in the condensed consolidated statements of cash flows. Advances from conduits at July 31, 2005 and January 31, 2005 were $43 million and $57 million, respectively.
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

Contractual Obligations
      The following table identifies the Company’s significant contractual obligations as of July 31, 2005 (dollars in millions):

	Payment Due by Period

	Less than	1-3	4-5	After 5
	1 Year	Years	Years	Years	Total

Short-term borrowings	$0.5	$—	$—	$—	$0.5
Long-term debt	5.8	45.0	631.6	0.7	683.1
Mortgage note payable	0.2	0.4	21.5	—	22.1
Capital lease obligations	1.7	10.2	11.7	—	23.6
Operating leases	18.8	21.0	3.9	0.9	44.6
Redeemable preferred stock of subsidiary	—	—	—	11.7	11.7
Capital expenditures	39.3	—	—	—	39.3

Total obligations	$66.3	$76.6	$668.7	$13.3	$824.9

Other Cash Requirements
      The Company anticipates the following approximate significant cash requirements to be paid during the remainder of fiscal 2005 (dollars in millions):

Interest	$30.9
Taxes	19.2
Pension and other post-retirement benefits funding	18.9
Restructuring costs	5.8
Various customer satisfaction issues	4.6

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

Interest Rates
      The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At July 31, 2005, approximately $534 million of the Company’s debt was variable rate debt. In addition, the Company may enter into interest rate swap arrangements from time to time to further hedge against interest rate fluctuations.

Commodities
      The Company relies upon the supply of certain raw materials and other inputs in its production process and has entered into firm purchase commitments for substantially all of its aluminum and steel requirements for fiscal 2005. The Company manages the exposure associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company occasionally uses forward-fixed contracts to protect against changes in certain specific commodity prices of the purchase commitments outstanding. The Company had no significant forward contracts during the six months ended July 31, 2005 or for fiscal 2004.

Outlook
     Customers and Pricing
      The Company derived approximately 44% of its fiscal 2004 net sales on a worldwide basis from Ford, DaimlerChrysler, and General Motors and their subsidiaries. These customers have decreased production of many of the vehicle platforms that incorporate the Company products, which include a number of light trucks and sport utility vehicles. This decrease impacted the Company’s results in the second quarter of fiscal 2005, and the Company expects that higher gasoline prices and other factors will cause demand for these platforms to remain weak for the foreseeable future. In addition, these customers have been experiencing decreasing market share in North America, which could result in lower sales volumes for the Company in future periods.
      The Company is also under substantial and continuing pressure to reduce prices from these and other customers, who have significant leverage over their suppliers. Competition from competitors in low-cost foreign countries such as China has increased this pressure as customers selectively re-source business to competitors in these countries. Declining unit prices globally impacted net sales and earnings in the second quarter of fiscal 2005, and the Company expects the pricing pressure to continue in future periods. The Company has continued to emphasize cost reduction, increased productivity, and improved production facilities, as well as a strategy of continuing to expand in low-cost countries, to respond to this pricing pressure. However, if the Company is unable to generate sufficient production cost savings as a result of these strategies to offset decreased pricing, its profitability could suffer in future periods.

Steel Supply
      In recent periods there have been significant increases in the global prices of steel and iron, which have had and may continue to have an impact on the Company’s business. Factors leading to the higher prices include the increasing demand for steel in China, industry consolidation, and rising raw material costs. In response to the increasing cost of raw materials, some metal suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge some suppliers claim they will be unable to provide adequate supplies of steel. In addition, some of the Company’s suppliers have sought, and others may seek in the future, bankruptcy relief that could affect the availability or price of steel. These factors could negatively impact the Company’s results of operations as it may be unable to compel suppliers to comply with existing contracts or to source adequate supplies of steel. Although the Company has been able to partially offset the impact of cost increases through higher scrap sales recoveries and/or by passing some of these costs through to certain of its customers, the Company cannot guarantee that it will be able to continue to do so in the future. The full impact of steel prices is uncertain given the volatility in the global steel market.

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

Asset impairment losses and other restructuring charges
      The Company’s consolidated statements of operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its long lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If the future undiscounted cash flows generated by the underlying assets are less than the book value of the assets, a write-down is required and the Company adjusts the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as asset impairment or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the consolidated statements of operations.
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

Goodwill impairment testing
      The Company tests goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in Financial Accounting Standards Board (FASB) SFAS No. 142, “Goodwill and Other Intangible Assets.” Other definite-lived intangible assets are amortized over their estimated lives.

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
      The Company has a contingent liability for taxes that may become payable as a result of future audits of past years by tax authorities. The tax amounts are analyzed periodically, and adjustments are made as events occur to warrant adjustment.

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

New Accounting Pronouncements
      In June 2005, the Emerging Issues Task Force (EITF) issued Issue No. 05-5, “Accounting for Early Retirement or Post-employment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)” (EITF 05-5). EITF 05-5 is effective for fiscal years beginning after December 15, 2005. The Company has various programs that fall under the Altersteilzeit program that are currently accounted for in accordance with EITF 05-5. As such, adoption of this pronouncement will not have a material impact on the Company’s Consolidated Financial Statements.
      In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission (SEC) is recorded, processed, summarized, and reported on a timely basis. The Company maintains a disclosure committee (Disclosure Committee) reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing the Company’s disclosure controls and procedures. The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s General Counsel, Vice President of Human Resources and Administration, Corporate Controller — Operations, Treasurer, Assistant General Counsel, Manager of Financial Reporting and Governance, Director of Internal Audit, Director of Tax, and Vice President of Global Materials and Logistics as its other members.
      As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2005, due to a material weakness in the Company’s internal controls over accounting for income taxes previously reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005.
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
      During the first half of fiscal 2005, with respect to the material weakness in its internal control over accounting for income taxes, the Company has:

•	hired a Director of Tax in April 2005

•	hired a Manager of International Tax in June of 2005

•	increased formality and rigor of controls and procedures over accounting for income taxes

•	developed a plan and began to implement additional actions to fully remediate the material weakness, including increasing the use of third party tax service providers for the more complex areas of the Company’s income tax accounting

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
      Except as set forth above, there have been no changes in the Company’s internal control over financial reporting that occurred during the first half of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2005, except as set forth below:
      On May 3, 2002, a group of purported purchasers of certain Senior Notes and Senior Subordinated Notes issued by the Company commenced a putative class action lawsuit against thirteen of the Company’s former directors and officers (but not the Company) and KPMG LLP, the Company’s independent registered public accounting firm, in the U.S. District Court for the Eastern District of Michigan. Additionally, before the date the Company commenced its Chapter 11 Bankruptcy case, four other putative class actions were filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain of its directors and officers, on behalf of an alleged class of purchasers of the Company’s common stock from June 3, 1999 to December 13, 2001.
      Pursuant to its Plan of Reorganization, the Company agreed to indemnify certain of its former directors against certain liabilities, including those matters described above, up to an aggregate of $10 million in excess of the directors’ and officers’ liability insurance coverage to or for the benefit of these indemnitees. The parties to these actions have agreed to a settlement, which includes payment by certain defendants, including the former directors, of $7.2 million and on May 10, 2005, the court issued an order preliminarily approving this settlement. A final fairness hearing on the settlement was held on July 20, 2005 and the approval of the settlement was made final.
      On June 3, 2005, the former directors filed suit against the Company, seeking damages in an amount at least equal to the $7.2 million settlement payment, plus interest, expenses, and attorneys fees. The Company believes it has a number of defenses available to it in this action and intends to vigorously defend itself against this action. Discovery in this case has not yet begun. The Company is currently unable to determine the amount of the payment, if any, that it may be required to make to its former directors pursuant to this lawsuit obligation.

Item 2.	Changes in Securities and Use of Proceeds
      None.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

10.21	First Amendment dated as of February 7, 2005 amending Receivables Financing Agreement, dated as of December 9, 2004 among HL Funding II, Inc., CAFCO, LLC, Citibank, N.A., Citicorp North America, Inc., the other investors, banks and investor agents from time to time party thereto, and HLI Operating Company, Inc.*

10.22	Second Amendment dated as of May 27, 2005 amending each of (i) Receivables Financing Agreement, dated as of December 9, 2004 (as amended February 2, 2005) among HL Funding II, Inc., CAFCO, LLC, Citibank, N.A., Citicorp North America, Inc., the other investors, banks and investor agents from time to time party thereto, and HLI Operating Company, Inc.; (ii) Originator Purchase Agreement, dated as of December 9, 2004 among HL Funding I, LLC, and the wholly-owned subsidiaries of the Company named therein as Originators; and (iii) Secondary Purchase Agreement, dated as of December 9, 2004 between HL Funding I, LLC, and HL Funding II, Inc.*

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hayes Lemmerz International, Inc.

/s/ James A. Yost

James A. Yost
Vice President, Finance, and Chief Financial Officer
September 9, 2005

HAYES LEMMERZ INTERNATIONAL, INC.
10-Q EXHIBIT INDEX

10.21	First Amendment dated as of February 7, 2005 amending Receivables Financing Agreement, dated as of December 9, 2004 among HL Funding II, Inc., CAFCO, LLC, Citibank, N.A., Citicorp North America, Inc., the other investors, banks and investor agents from time to time party thereto, and HLI Operating Company, Inc.*

10.22	Second Amendment dated as of May 27, 2005 amending each of (i) Receivables Financing Agreement, dated as of December 9, 2004 (as amended February 2, 2005) among HL Funding II, Inc., CAFCO, LLC, Citibank, N.A., Citicorp North America, Inc., the other investors, banks and investor agents from time to time party thereto, and HLI Operating Company, Inc.; (ii) Originator Purchase Agreement, dated as of December 9, 2004 among HL Funding I, LLC, and the wholly-owned subsidiaries of the Company named therein as Originators; and (iii) Secondary Purchase Agreement, dated as of December 9, 2004 between HL Funding I, LLC, and HL Funding II, Inc.*

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.