Form 10-K
period 2006-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2006-04-21
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended January 31, 2006

Commission file number: 000-50303

Hayes Lemmerz International, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	32-0072578
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
15300 Centennial Drive, Northville, Michigan (Address of Principal Executive Offices)	48168 (Zip Code)

Registrant’s telephone number, including area code:
(734) 737-5000

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

Securities Registered Pursuant to Section 15(d) of the Act:
10.5% Senior Notes Due 2010

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $297.0 million based on the reported last sale price of common stock on July 31, 2005, which is the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares held by affiliates are limited to shares beneficially owned by the registrant’s current officers and directors, which represented 0.72% of all shares as of April 10, 2006.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of Common Stock outstanding as of April 10, 2006 was 38,160,107 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	Form 10-K Part

Portions of the Registrant’s notice of annual meeting of shareholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of January 31, 2006	Part III

HAYES LEMMERZ INTERNATIONAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking statements” within the meaning of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements included in this Annual Report on Form 10-K regarding our industry, prospects, plans, financial position and business strategy, other than statements of historical facts, may constitute forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe,” or “continue,” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We will not update these statements unless the securities laws require us to do so. Important factors that could cause our actual results to differ materially from our expectations are disclosed in this Annual Report on Form 10-K, including in Section 1A, “Risk Factors.”

PART I

Item 1.	Business

Business Overview and Development

Originally founded in 1908, Hayes Lemmerz International, Inc.1 is a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a leading supplier of automotive suspension, brake, and powertrain components. We have global operations with 35 facilities, including business and sales offices, manufacturing facilities, and technical centers, located in 14 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

On December 5, 2001, our predecessor, Hayes Lemmerz International, Inc. (Old Hayes), 30 of its wholly owned domestic subsidiaries, and one of its wholly owned Mexican subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court in the District of Delaware (Bankruptcy Court). On May 12, 2003, the Bankruptcy Court confirmed Old Hayes’ modified first amended joint plan of reorganization (Plan of Reorganization). Under the Plan of Reorganization, HLI Holding Company, Inc. (Holdco) was formed as a new holding company with no business operations and no assets or liabilities, other than immaterial amounts in connection with its formation.

On June 3, 2003 (Effective Date), we emerged from bankruptcy and, under the Plan of Reorganization, Old Hayes was merged with and into HLI Operating Company, Inc. (HLI), an indirect subsidiary of Holdco, with HLI continuing as the surviving corporation. As a result of the merger, all of the assets and businesses of Old Hayes are now owned and operated by HLI. Immediately following the merger, Holdco was renamed Hayes Lemmerz International, Inc.

Since 2001, we have taken a number of steps to strengthen our competitive position by expanding our operations in low cost countries, divesting non-core assets, rationalizing production capacity, and focusing on improving our operating performance.

In November 2005 we acquired an additional 20% interest in Jantas Aluminyum Jant Sanayi ve Ticaret, A.S., a Turkish aluminum wheel joint venture in which we held a 40% interest, which was then merged into Hayes Lemmerz — Inci Jant Sanayi A.S., in which we also hold a 60% interest. In January 2004 we acquired 100% of a cast aluminum wheel plant in Chihuahua, Mexico formerly operated as part of a joint venture in which we were a minority investor. We have recently completed refurbishing and expanding this facility to produce cast aluminum wheels for the North American market. In November 2003 we acquired a 60% interest in Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., a Turkish steel wheel joint venture in which we were a minority investor. In fiscal 2002, we acquired the remaining interest in our South African cast aluminum wheel joint venture in which we previously held 76%. In addition to these acquisitions in low cost countries, we have also invested in our existing facilities in Brazil, Thailand, and the Czech Republic.

In fiscal 2005 we divested non-core operating facilities in Au Gres, Michigan, which designed and manufactured factory equipment, in Berea, Kentucky, Chattanooga, Tennessee, and Mexico City, Mexico, which manufactured hubs and brake drums for commercial highway vehicles; a ductile iron foundry in Cadillac, Michigan that manufactured cast iron suspension and powertrain components; and a business that sold electronic brake controllers for towing vehicles. In fiscal 2002 we divested an aluminum foundry in Germany and an

1 References to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to a fiscal year means the 12-month period commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2005” refers to the period beginning February 1, 2005 and ending January 31, 2006, “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005, and “fiscal 2003” refers to the Successor eight months ended January 31, 2004, and the Predecessor four months ended May 31, 2003, which have been combined for convenience of discussion.

agricultural wheel business in Brazil. In fiscal 2001 we divested our interests in a Canadian joint venture, a Venezuelan joint venture for steel wheels, and our tire and wheel assembly business including a joint venture in Portugal.

In addition, we rationalized production capacity by closing facilities in La Mirada, California and Campiglione, Italy in fiscal 2005. We have also announced the closure of our Huntington, Indiana facility, which is expected to close in fiscal 2006. We also closed our facilities in Howell, Michigan in fiscal 2004; and in Bowling Green, Kentucky in fiscal 2003. Production at these facilities was transferred to other facilities with excess capacity. We have also focused on continuing to improve operating performance by implementing lean manufacturing and Six Sigma initiatives, centralizing certain accounting, finance, information technology, and other functions, streamlining marketing and general and administrative overhead, and improving internal controls. We expect to continue these efforts and investments in equipment and technologies to improve operating efficiency.

Segment Information

We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from our operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers (OEMs) in the global passenger car, light vehicle, and heavy duty truck markets. The Components segment includes results from our operations that primarily design and manufacture suspension, brake, and powertrain components for OEMs or their suppliers in the global passenger car and light vehicle markets. The Other segment includes financial results related to the corporate office and the elimination of certain intercompany activities.

The Other segment previously included our commercial highway wheel, hub, and brake drum facilities in Akron, Ohio; Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico. In fiscal 2005 we began including our Akron, Ohio commercial highway wheel facility in our Automotive Wheels segment, which was consistent with a management change in segment review based on product classifications. In the third quarter of fiscal 2005 our commercial highway hub and brake drum facilities in Berea, Kentucky, Chattanooga, Tennessee, and Mexico City, Mexico were reclassified to discontinued operations and assets held for sale. These facilities were sold in the fourth quarter of fiscal 2005. Prior year amounts for the Automotive Wheels and Other segments have been modified to reflect these reclassifications.

For financial information about each segment, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22, “Segment Information” to the consolidated financial statements, which are incorporated herein by reference.

Automotive Wheels Products

Our Automotive Wheels segment includes three principal classes of products: cast aluminum wheels for passenger cars and light trucks, fabricated steel and aluminum wheels for passenger cars and light trucks, and fabricated steel wheels for commercial trucks and trailers. We have announced an intention to begin manufacturing cast aluminum wheels for commercial trucks and trailers beginning in 2006.

Cast Aluminum Wheels for Passenger Cars and Light Trucks

We design, manufacture, and distribute a full line of cast aluminum wheels to automotive OEMs in North America, Europe, South America, South Africa, and Asia. We manufacture aluminum wheels with bright finishes such as GemTech® machining, clads, and premium paints. With the exception of a limited number of cast aluminum wheels manufactured by Toyota, there is no significant manufacturing of cast aluminum wheels by OEMs.

North America.  We are one of the leading suppliers of cast aluminum wheels to the passenger car and light truck markets in North America, where we design, manufacture, and distribute a full line of cast aluminum wheels.

Customers.  In fiscal 2005, we sold the majority of our North American cast aluminum wheel production to DaimlerChrysler, Ford, and General Motors for use on vehicles produced in North America. The remainder of our North American cast aluminum wheel production was sold to Japanese OEMs in the United States.

Competition.  Our primary competitor in the North American cast aluminum wheel market is Superior Industries International, Inc. We also compete with Enkei, Dicastal, Prime, Alcoa, Inc., Amcast Industrial Corp., and other suppliers operating in North America and exports from countries such as China.

Manufacturing.  We currently have three cast aluminum manufacturing facilities in North America, located in Gainesville, Georgia, Huntington, Indiana, and Chihuahua, Mexico. We recently announced that we expect to close the Huntington, Indiana facility in the second quarter of 2006. We have substantially completed an expansion and refurbishment of our Chihuahua and Gainesville facilities. Engineering, research, and development for our North American cast aluminum operations are performed at our Northville, Michigan facility.

Europe.  We are also one of the leading suppliers of cast aluminum wheels to the passenger car and light truck markets in Europe, where we also design, manufacture, and distribute a full line of cast aluminum wheels. In Europe, our OEM customers demand a wide variety of styles and sizes of cast aluminum wheels and we maintain substantial capabilities to meet this demand.

Customers.  Substantially all of our European cast aluminum wheels are sold to BMW, DaimlerChrysler, Fiat, Ford, General Motors, Honda, Nissan/Renault, Peugeot, Porsche, Toyota, and Volkswagen.

Competition.  Our primary competitors in the European cast aluminum wheel market for passenger cars are Ronal GmbH, Borbet Leichtmetallräder, CMS, and ATS Group. The European cast aluminum wheel market is more fragmented than that of North America, with numerous producers possessing varying levels of financial resources and market positions.

Manufacturing.  We have five cast aluminum wheel manufacturing facilities in Europe, which are located in Barcelona, Spain, Dello, Italy, Hoboken, Belgium, Ostrava, Czech Republic, and Manisa, Turkey. We utilize low pressure casting technologies to manufacture aluminum wheels in our European facilities. Engineering, research, and development for our European cast aluminum wheel operations are performed at our Dello, Italy and Hoboken, Belgium facilities.

South America, South Africa, and Asia.  We also design, manufacture, and distribute a full line of cast aluminum wheels to OEMs in South America, South Africa, and Asia. We operate an office in Japan that provides sales, engineering, and service support for the Japanese wheel market.

Customers.  Our largest customers for South American cast aluminum wheels are Ford, General Motors, Nissan/Renault, and Volkswagen. The largest customers for our South African cast aluminum wheels are BMW, DaimlerChrysler, Toyota, and Volkswagen. The largest customers for our Asian cast aluminum wheels are Isuzu, Mitsubishi, Nissan/Renault, and Toyota.

Competition.  Our primary competitors in the South American cast aluminum wheel market for passenger cars are Italspeed S.A. and Mangels Industrial S.A. Our primary competitor in the South African cast aluminum wheel market for passenger cars is Tiger Wheels Limited. Our primary competitor in the Thai cast aluminum wheel market for passenger cars is Enkei International, Inc.

Manufacturing.  In these markets we have cast aluminum wheel manufacturing facilities located near Sao Paulo, Brazil, Johannesburg, South Africa, and Bangkok, Thailand. Engineering, research, and development for our South American, South African, and Asian cast aluminum wheel operations is currently performed at our facilities located in Dello, Italy, Johannesburg, South Africa, and Hoboken, Belgium.

Fabricated Wheels for Passenger Cars and Light Trucks

We design, manufacture, and distribute fabricated steel and aluminum wheels for passenger cars and light trucks in North America, Europe, and South America. Our fabricated wheel products include steel and aluminum wheels that can be made in drop-center, bead seat attached and full-face designs, in a variety of finishes, including chrome and clads.

North America.  We design, manufacture, and distribute a full line of fabricated wheels in North America where we are the largest supplier of fabricated steel wheels. We believe that the North American steel wheel market will remain significant because OEMs will continue to specify less costly fabricated steel wheels for more moderately priced passenger cars and light trucks and for most spare wheels.

Customers.  We sold substantially all of our North American fabricated steel wheels to DaimlerChrysler, Ford, and General Motors in fiscal 2005. We produce fabricated aluminum wheels for DaimlerChrysler, Ford, General Motors, and Toyota.

Competition.  Our primary competitors in the North American steel wheel market for passenger cars and light trucks are ArvinMeritor, Inc., Topy Industries Ltd., and Central Manufacturing Company.

Manufacturing.  We manufacture fabricated steel wheels in North America at our facility in Sedalia, Missouri. Engineering, research, and development for our North American fabricated wheel operations is performed at our Northville and Ferndale, Michigan facilities.

Europe.  We design, manufacture, and distribute a full line of fabricated steel wheels to both OEMs and the automotive aftermarket throughout Europe. We are the leading supplier of fabricated steel wheels manufactured in Europe.

Customers.  Our principal customers in Europe include BMW, DaimlerChrysler, Ford, General Motors, Honda, Kromag, Mitsubishi, Nissan/Renault, PSA, Suzuki, Toyota, and Volkswagen Group.

Competition.  Our principal competitors for the sale of fabricated steel wheels in Europe include Compagnie Financiere, Mefro, Magnetto, Ford, and Volkswagen.

Manufacturing.  We have four fabricated steel wheel manufacturing facilities in Europe, located in Königswinter, Germany, Manresa, Spain, Manisa, Turkey, and Ostrava, Czech Republic. Our Manresa, Spain facility produces wheels for light trucks, recreational vehicles, and vans. Our Manisa, Turkey facility produces wheels for the Turkish market and also exports both OEM and aftermarket wheels to Western Europe. Engineering, research, and development for our European fabricated wheel operations is performed at our facility in Königswinter, Germany.

South America.  We design, manufacture, and distribute a full line of fabricated steel wheels to both OEMs and the automotive aftermarket throughout Brazil and Argentina. We also import wheels manufactured in Brazil for sale in North America.

Customers.  Our principal customers in Brazil and Argentina include DaimlerChrysler, Ford, General Motors, PSA, Nissan/Renault, and Volkswagen.

Competition.  Our principal competitor for the sale of fabricated steel wheels in Brazil and Argentina is ArvinMeritor, Inc.

Manufacturing.  We have one fabricated steel wheel manufacturing facility in South America located near Sao Paulo, Brazil. This facility has its own engineering, research, and development facility. In addition to serving the local market, this facility exports fabricated steel wheels to North America.

Commercial Highway Wheels

We design, manufacture, and distribute wheels for commercial highway vehicles in North America, Europe, South America, and Asia.

North America.  We manufacture disc wheels and demountable rims for sale to manufacturers of commercial highway vehicles in North America. We also manufacture two-piece, take-apart wheels for certain special applications, including the military’s High Mobility Multiple Purpose Wheeled Vehicle (Humvee).

Customers.  Our largest customers for commercial highway wheels and rims include Great Dane Trailers, Strick, Wabash National, Hyundai, Utility, and Trailmobile. Our commercial highway wheel and rim sales are to truck and trailer OEMs, original equipment servicers, and aftermarket distributors.

Competition.  Our principal competitors for the sale of commercial highway wheels and rims are Accuride Corp. and Alcoa, Inc.

Manufacturing.  Wheels and rims for the commercial highway market are produced at our facility in Akron, Ohio. Engineering, research, and development for our commercial highway operations is performed at our Northville, Michigan facility.

Europe.  We design, manufacture, and distribute steel truck and trailer wheels for sale to manufacturers of commercial highway vehicles in Europe at our Königswinter, Germany facility. In addition, we produce wheels for the forklift truck market at our Ostrava, Czech Republic facility.

Customers.  Our principal customers for steel wheels for commercial highway vehicles are DaimlerChrysler, Nissan/Renault, and Volvo.

Competition.  Our principal competitors for the sale of commercial highway wheels in Europe are Mefro and Magnetto.

Manufacturing.  In Europe, we manufacture steel truck and trailer wheels at our Königswinter, Germany facility where we produce a variety of wheels for commercial highway vehicles and perform engineering, research, and development for our European commercial highway operations. We also manufacture steel truck and trailer wheels at our facility in Manisa, Turkey.

South America and Asia.  We design, manufacture, and distribute steel truck and trailer wheels to OEMs in South America and Asia.

Customers.  Our principal customers for steel wheels for commercial highway vehicles in South America are DaimlerChrysler, Ford, Randon, and Volkswagen. Our largest customers for steel wheels for commercial highway vehicles in Asia are Telco and Volvo.

Competition.  Our principal competitor for the sale of commercial highway wheels in South America is Maxion. Our principal competitor for the sale of commercial highway wheels in Asia is Wheels of India.

Manufacturing.  We manufacture steel truck and trailer wheels in South America at our Sao Paulo, Brazil facility and in Asia at our Pune, India facility.

Components Products

Our Components segment includes three principal classes of products: automotive brake components, powertrain components, and suspension components. This segment also includes cast aluminum products for a variety of industries produced by our subsidiary, MGG Group B.V. (MGG).

Automotive Brake Components

We design, manufacture, and distribute automotive brake components consisting primarily of cast iron rotors for disc brakes and composite metal and full-cast drums for drum-type brakes. Our automotive brake components are produced and sold in North America.

Customers.  Our primary customers for automotive brake components include DaimlerChrysler, Ford, Mazda, and Nissan/Renault. In addition, we sell through other direct (Tier 1) suppliers to OEMs, such as Bosch, Continental Teves, Delphi, Akebono, and TRW Automotive, Inc.

Competition.  Our principal competitors for the sale of automotive brake components are TRW Automotive, Inc., Bosch Automotive Systems Corporation, ADVICS Co., Ltd., Delphi Corp., and SANLUIS Corporacion, S.A. de C.V. (Rassini Division).

Manufacturing.  We have two automotive brake facilities in North America located in Homer, Michigan and Monterrey, Mexico. We conduct engineering, research, and development for our brake components operations at our Ferndale, Michigan facility.

Powertrain Components

We design, manufacture, and distribute a variety of aluminum and polymer powertrain components including engine intake manifolds, engine covers, water crossovers, water pump housings, and ductile iron exhaust manifolds. Our powertrain and engine components are produced and sold in North America.

Customers.  We sell most of our powertrain components to DaimlerChrysler, Ford, and General Motors. We also sell powertrain components to other Tier 1 suppliers, such as Delphi, Bosch, Eaton, Magna, and Hitachi Unisia Automotive.

Competition.  Our primary competitor in aluminum intake manifolds is Fort Wayne Foundry. The remainder of the market for aluminum intake manifolds is highly fragmented and comprises small independent suppliers. Key competitors in polymer intake manifolds include Siemens AG, Mann+Hummel Group, Montaplast GmbH, Delphi, and Mark IV Industries, Inc. Our key competitor for exhaust manifolds is Wescast Industries.

Manufacturing.  We have two powertrain component manufacturing facilities located in Wabash, Indiana, and Nuevo Laredo, Mexico. We conduct engineering, research, and development for our powertrain components operations at our Ferndale, Michigan facility.

Suspension Components

We design, manufacture, and distribute a variety of automotive suspension components in two primary product lines: aluminum structural components, such as structural crossmembers, subframes, engine cradles, and axle components and wheel-end attachments and assemblies, such as steering knuckles, spindles, hub carriers, and control arms.

Aluminum Structural Components.  Our aluminum structural components are produced and sold in North America.

Customers.  Our primary customers for aluminum structural components are DaimlerChrysler, Ford, and General Motors.

Competition.  Given the level of manufacturing expertise required to produce aluminum structural components, there are only a few manufacturers in this segment. Alcoa, Inc. is our primary competitor.

Manufacturing.  We manufacture structural aluminum subframes and crossmembers at our facilities in Montague, Michigan and Bristol, Indiana. We conduct engineering, research, and development for aluminum structural components at our Ferndale, Michigan facility.

Wheel-End Attachments and Assemblies.  Our wheel-end attachments and assemblies are produced and sold in North America.

Customers.  The principal customers for our wheel end attachments and assemblies include North American OEMs such as DaimlerChrysler, Ford, and General Motors, as well as BMW and Nissan/Renault. We also sell to other Tier 1 suppliers including Bosch, Dana, Lemforder, and Visteon.

Competition.  Given the fragmented nature of the market, there are no competitors with significant market share. Our primary competitors are Intermet Corp., Citation Corp., Park Ohio, and Alcoa.

Manufacturing.  We manufacture aluminum and iron knuckles, spindles and spindle assemblies, iron hub carriers, and axle flanges at our facilities in Southfield, Michigan, Montague, Michigan, and Bristol, Indiana.

Other Cast Aluminum Products

We also have aluminum operations in Europe that manufacture a variety of cast aluminum products including heat exchangers used in gas-fired boilers, intake manifolds and aluminum housings for automotive and commercial vehicle applications, and a variety of aluminum products for general industrial applications. The bulk of these products are sold in Europe. The operations are conducted by our subsidiary, MGG. MGG has three facilities, two of which are in the Netherlands and one of which is in Belgium.

Material Source and Supply

We purchase most of the raw materials (such as steel and aluminum) and semi-processed or finished items (such as castings) used in the products of both the Automotive Wheels and Components segments from suppliers located within the geographic regions of our operating units. In many cases, these materials are available from several qualified sources in quantities sufficient for our needs. However, shortages of a particular material or part occasionally occur and metal markets can experience significant pricing and supply volatility. In addition, particularly with respect to semi-processed or finished items, changing suppliers may require the approval of our customers, which can involve significant time and expense.

In recent periods there have been significant increases in the global prices of steel and iron, and more recently natural gas, which have had and may continue to have an impact on the business of both the Automotive Wheels and Components segments.

In response to the increasing cost of raw materials, some metal suppliers have implemented surcharges on existing fixed price contracts. Some suppliers claim that without the surcharge they will be unable to provide adequate supplies of steel or iron. In addition, some of our suppliers have sought, and others may seek in the future, bankruptcy relief that could affect the availability or price of raw materials. These factors could negatively impact results of operations of both the Automotive Wheels and Components segments if we cannot compel suppliers to comply with existing contracts or otherwise obtain adequate supplies of these commodities. Although we have been able to largely offset the impact of iron and steel cost increases through higher scrap sales recoveries and by passing some of these costs through to certain of our customers, we may not be able to continue to do so in the future. The full impact of steel and iron prices is uncertain given the volatility in the global steel market.

Aluminum costs have also increased in recent periods. However, our contracts with customers generally provide that the prices of the products are based on established aluminum price indices. This allows us to largely pass along the increased costs of aluminum to our customers. Conversely, our prices to our customers would decrease should the costs of aluminum decrease.

To enable us to better manage our supply chain, we purchase key materials through a centralized materials and logistics function.

Intellectual Property

We believe we are an industry leader in product and process technology. We own significant intellectual property including numerous United States and foreign patents, trade secrets, trademarks, and copyrights. The protection of this intellectual property is important to the business of both the Automotive Wheels and Components segments. Our policy is to seek statutory protection for all significant intellectual property embodied in patents, trademarks, and copyrights. We rely on a combination of patents, trade secrets, trademarks, and copyrights to provide protection in this regard. From time to time, we grant licenses under our patents and technology and receive licenses under patents and technology of others.

Although intellectual property is important to the business operations of both the Automotive Wheels and Components segments and in the aggregate constitutes a valuable asset, we do not believe that any single patent, trade secret, trademark, copyright, or group thereof, is critical to the success of the business of either the Automotive Wheels segment or the Components segment.

Seasonality

Although our business is not seasonal in the traditional sense for either the Automotive Wheels or Components segment, July (in North America), August (in Europe), and December are usually lower sales months for both the Automotive Wheels and Components segments because OEMs typically perform model changeovers or take vacation shutdowns during the summer, and assembly plants typically are closed for a period from shortly before the year-end holiday season until after New Year’s Day.

Customer Dependence

In fiscal 2005, the principal customers of both the Automotive Wheels and Components segments were Ford, DaimlerChrysler, and General Motors (the three of which comprised approximately 50% of our fiscal 2005 net sales on a worldwide basis), as well as BMW, Toyota, Volkswagen, Nissan/Renault, and Honda. Other customers included Isuzu, Fiat, Porsche, Audi, Citroen, Peugeot, Skoda, Mazda, Mitsubishi, and Suzuki. We also sell some of our components to other Tier 1 automotive suppliers such as Bosch, Continental Teves, Delphi, TRW Automotive, Inc., and Visteon. The significant customers for each of our product lines are discussed above under “Automotive Wheels Products” and “Components Products.”

The loss of a significant portion of sales to any of our principal customers could have a material adverse impact on our business as a whole or on the business of the affected segment. We have been doing business with each of our principal customers for many years, and sales are composed of a number of different product lines and of different part numbers within product lines and are made to individual divisions of such customers. In addition, we supply products to many of these customers in both North America and Europe, which reduces our reliance on any single market.

Backlog

Generally, our products are not on a backlog status for either the Automotive Wheels or Components segment. Products are produced from readily available materials, have a relatively short manufacturing cycle, and have short customer lead times. Each operating unit maintains its own inventories and production schedules.

Competition

The major domestic and foreign markets for the products of both the Automotive Wheels and Components segments are highly competitive. Competition in both the Automotive Wheels and Components segments is based primarily on price, quality, delivery, technology, and overall customer service. Competitors typically vary among each of our products and geographic markets. The significant competitors for each of our product lines are discussed above under “Automotive Wheels Products” and “Components Products.”

Research and Development

We engage in ongoing engineering, research, and development activities to improve the reliability, performance, and cost-effectiveness of our existing products and to design and develop new products for existing and new applications. Our spending on engineering, research, and development programs was $7.3 million for the fiscal year ended January 31, 2006, $10.3 million for the fiscal year ended January 31, 2005, and $4.3 million for the fiscal year ended January 31, 2004.

Environmental Compliance

We believe we are in material compliance with all environmental laws, ordinances, and regulations. We have 24 facilities registered or recommended for registration under ISO 14001 and we are working to obtain ISO 14001 registration at all of our active manufacturing facilities worldwide. We do not anticipate any material capital expenditures for environmental compliance or any adverse effect on our earnings or competitive position as a result of environmental matters. For more information on potential environmental issues and risks see Item 1A, “Risk Factors” and Item 3, “Legal Proceedings.”

Employees

At January 31, 2006, we had approximately 10,500 employees, approximately 2,600 of whom are based in the United States. We consider our relations with our employees to be good.

Financial Information about Geographic Areas

We currently have operations in 14 countries including the United States, Germany, Italy, Spain, the Netherlands, Belgium, Czech Republic, Turkey, Brazil, South Africa, Mexico, Thailand, India, and Japan. We operate 12 facilities in the United States and 23 facilities in foreign countries. Of our foreign operations, 18 facilities are part of the Automotive Wheels segment and five are part of the Components segment. The following table sets forth, for or at the end of each of the last three fiscal years, revenues from external customers attributable to, and long-lived assets located in, the United States and all foreign countries from which we derive revenues or in which we hold assets (dollars in millions):

	Year Ended	Year Ended	Year Ended
	January 31,	January 31,	January 31,
	2006	2005	2004

Revenues:
United States	$985.7	$992.4	$1,040.3
All foreign countries	1,291.5	1,144.6	927.4

Total	$2,277.2	$2,137.0	$1,967.7

	January 31,	January 31,
	2006	2005

Total long lived assets:
United States	$298.9	$460.1
All foreign countries	883.8	1,207.3

Total	$1,182.7	$1,667.4

Our Automotive Wheels segment is substantially dependent upon foreign operations. In fiscal 2005, approximately 72% of the net sales of the Automotive Wheels segment were from foreign operations. For a discussion of the risks attributable to foreign operations, see Item 1A, Risk Factors, “We have significant international operations that subject us to risks not faced by domestic competitors.” on page 15.

Available Information

Our internet website address is www.hayes-lemmerz.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC.

Item 1A.	Risk Factors.

Industry Risks

Cyclical demand in the automotive industry may adversely affect our business.

Most of our sales are to automotive OEMs or Tier 1 suppliers. Therefore, our financial performance is subject to conditions in the automotive industry, which are cyclical and depend on conditions in the U.S. and global economies generally. A weakening of the U.S. and global economies or an increase in interest rates could reduce consumer spending and demand for automobiles and light trucks, leading to decreased production by our customers, which could hurt our sales and financial performance. Our sales are also impacted by our customers’ inventory levels and production schedules. Due to the present uncertainty in the economy, some of our customers have been reducing their forecasts for new vehicle production. Continued economic uncertainty and fluctuations in demand may have a significant negative impact on our business. Because we have high fixed production costs, relatively small declines in our customers’ production could significantly reduce our profitability.

We depend on a small number of significant customers.

We derived approximately 50% of our fiscal 2005 sales from direct sales to Ford, DaimlerChrysler, and General Motors and their subsidiaries. In addition, some of our other sales are to Tier 1 suppliers who incorporate our components into products which they sell to these three OEMs. Neither we nor our Tier 1 customers may be able to maintain our current relationships with these customers or continue to supply them at current levels. Furthermore, these customers have had declining market share in North America in recent years, resulting in reduced demand. In addition, our sales are dependent on particular vehicle platforms that include our products. If production of those platforms were to be decreased or discontinued, our sales would be reduced. The loss of a significant portion of sales to Ford, DaimlerChrysler, or General Motors or their Tier 1 suppliers could have a material adverse effect on our business. In addition, certain of our customers have filed for bankruptcy protection in the past year and additional customers may file for bankruptcy protection in the future. This could result in adverse changes in these customers’ production levels, pricing, and payment terms and could limit our ability to collect receivables, which could harm our business or results of operations.

Our customers’ cost cutting efforts and purchasing practices may adversely impact our business.

Our customers are continually seeking to lower their costs of manufacturing. These cost reductions may include relocation of our customers’ operations to countries with lower production costs. Customers might find it less costly to manufacture themselves at relocated facilities or to rely on foreign suppliers with lower production costs, whether or not the customers’ production is relocated, either of which may have a significant negative impact on our business.

Changes in our customers’ purchasing policies or payment practices could also have an adverse effect on our business. For example, during fiscal 2004, two of our major customers discontinued early payment programs in which we participated, which negatively impacted our liquidity.

We operate in the highly competitive automotive supply industry.

The automotive supply industry is highly competitive, both domestically and internationally, with a large number of suppliers competing to provide products to a relatively small number of OEMs. Competition is based primarily on price, quality, timely delivery, and overall customer service. Many of our competitors are larger and have greater financial and other resources than we do. Further consolidation in the industry may result in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. In addition, some of our competitors are former divisions or subsidiaries of our customers. We may not be able to compete successfully with these or other companies. In addition, there is a trend toward OEMs expanding their business relationships with a smaller number of “preferred” suppliers. If we are not designated a preferred supplier, we could lose sales to competitors that are preferred suppliers.

Furthermore, the rapidly evolving nature of the automotive industry may attract new entrants, particularly in low cost countries such as China. We may not be able to offer our products at prices competitive with those of competitors in low-cost countries and pricing pressure created by such competitors could reduce our sales and margins. These factors have led to a re-sourcing of certain future business to foreign competitors in the past and may continue to do so in the future. In addition, any of our competitors may develop superior products, produce similar products at a lower cost than us, or adapt more quickly to new technologies or evolving customer requirements. As a result, our products may not be able to compete successfully. A number of our competitors have been forced to seek bankruptcy protection partially as a result of highly competitive market conditions in our industry.

Financial Risks

We have substantial levels of debt and debt service that will divert a significant amount of cash from our business operations.

We have substantial levels of debt, including debt under our Amended and Restated Credit Agreement dated as of April 11, 2005 and related documents (Credit Facility), our 10 1/2% senior notes due 2010 (Senior Notes) and other debt instruments. As of January 31, 2006, we had $746.9 million of total indebtedness and $42.5 million of cash and cash equivalents. Although the Credit Facility and the indenture governing the Senior Notes impose limits on our ability to incur additional debt, we may incur significant additional debt in the future. The degree to which we will be leveraged could have important consequences, including:

•	requiring a substantial portion of our cash flow from operations to be dedicated to debt service and therefore not available for our operations, capital expenditures, and future business opportunities;

•	increasing our vulnerability to a downturn in general economic conditions or in our business;

•	limiting our ability to adjust to changing market conditions, placing us at a competitive disadvantage compared to our competitors that have relatively less debt; and

•	limiting our ability to obtain additional financing or access additional funds under our Credit Facility for capital expenditures, working capital, or general corporate purposes.

Restrictions and covenants in the indenture governing the Senior Notes and the Credit Facility limit our ability to take certain actions and may limit access to our revolving credit facility.

Our Credit Facility and the indenture governing the Senior Notes and our other debt agreements contain a number of significant covenants that, among other things, will restrict our ability, and the ability of our subsidiaries, to:

•	declare dividends or redeem or repurchase capital stock;

•	prepay, redeem, or purchase debt, including the Senior Notes;

•	incur liens and engage in sale-leaseback transactions;

•	make loans and investments;

•	incur additional debt, including borrowings under our Credit Facility;

•	amend or otherwise alter certain debt documents;

•	make capital expenditures;

•	engage in mergers, acquisitions, and asset sales;

•	enter into transactions with affiliates; and

•	alter the business we conduct.

In addition, the Credit Facility requires us to satisfy certain financial covenants and we may become subject to additional or more restrictive covenants in connection with future borrowing. These financial covenants may prevent us from accessing the Revolving Credit Facility and may limit our liquidity. Our ability to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under any of our debt instruments, there would be a default which could result in acceleration of our debt and potentially our bankruptcy. Additionally, a default resulting from our failure to comply with such covenants or the applicable borrowing conditions would preclude us from borrowing additional funds. Compliance with the covenants could cause us to conduct our business, or to forgo opportunities, in such a manner as to materially harm our business.

We may not generate sufficient cash flow to fund required capital expenditures and for that and other reasons we may need additional financing in the future, which we may be unable to obtain.

Our business requires us to make significant capital expenditures to acquire equipment needed to produce products for new customer programs, maintain existing equipment, and implement technologies to reduce production costs in response to customer pricing pressure. We may not generate sufficient cash flow from operations to fund our capital expenditure requirements. In that event, we may need to obtain additional financing or take other steps to reduce expenses or generate cash. In addition, lower sales or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be required to make significant reductions in expenses and capital expenditures, which could significantly restrict our operations and limit our ability to enhance our products, fund capital investments, respond to competitive pressures, or take advantage of business opportunities.

We may suffer future asset impairments and other restructuring charges, including write downs of goodwill or intangible assets.

We record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets, and production tooling. During fiscal 2005 we recorded total asset impairment losses and other restructuring charges of $203.3 million and we may incur significant similar losses and charges with respect to other facilities in the future.

In connection with our emergence from Chapter 11 and the application of fresh start accounting, we recorded significant increases in goodwill and intangible assets. We are required to evaluate annually whether our goodwill and other intangible assets have been impaired. As a result of this evaluation, we recorded a goodwill impairment charge for fiscal 2005 of $185.5 million. Any future write-off of a significant portion of goodwill or intangible assets would have an adverse effect on our financial condition and results of operations.

Our exposure to variable interest rates and foreign currency fluctuations may negatively affect our results.

A portion of our debt, including our borrowings under the Credit Facility, bears interest at variable rates. Any increase in the interest rates will increase our expenses and reduce funds available for our operations and future business opportunities. Increases in interest rates will also increase the risks resulting from our significant debt levels.

Due to the increase in our operations outside the United States, we have experienced increased foreign currency exchange gains and losses in the ordinary course of our business. Fluctuations in exchange rates may have a material impact on our financial condition as cash flows generated in other currencies will be used, in part, to service our dollar-denominated debt. This fluctuation could result in an increase in our overall leverage and could result in less cash flow available for our operations, capital expenditures, and repayment of our obligations.

In addition, fluctuations in foreign currency exchange rates may affect the value of our foreign assets as reported in U.S. dollars, and may adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Although we attempt to hedge against fluctuations in interest rates or exchange rates, such fluctuations may have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results.

We may be unable to maintain trade credit with our suppliers.

We currently maintain trade credit with our key suppliers and utilize such credit to purchase significant amounts of raw material and other supplies with payment terms. As conditions in the automotive supply industry have become less favorable, key suppliers have been seeking to shorten trade credit terms or to require cash in advance for payment. If a significant number of our key suppliers were to shorten or eliminate our trade credit, our inability to finance large purchases of key supplies and raw materials would increase our costs and negatively impact our liquidity and cash flow.

Our failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and the price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting at the end of each fiscal year, including a statement as to whether or not internal control over financial reporting is effective. Our assessment as of January 31, 2006 identified a material weakness in internal control over financial reporting related to income tax accounting matters. As a result of this material weakness, we did not detect errors in the accounting for income tax amounts in a timely manner. These errors were corrected and the corrections are reflected in the audited consolidated financial statements as of and for the year ended January 31, 2006.

Because of the material weakness described in the preceding paragraph, we have concluded that, as of January 31, 2006, our internal control over financial reporting was not effective based on those criteria. This failure and any failure in the future to achieve and maintain effective internal controls over financial reporting and otherwise comply with the requirements of Section 404 could have a material adverse effect on our business and the price of our common stock. Such noncompliance could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts, and others could be adversely affected.

The nature of our business exposes us to product liability, recall, and warranty claims and other legal proceedings.

We are subject to litigation in the ordinary course of our business. The risk of product liability, recall, and warranty claims are inherent in the design, manufacture, and sale of automotive products, the failure of which could result in property damage, personal injury, or death. Although we currently maintain what we believe to be suitable and adequate product liability insurance, we may not be able to maintain this insurance on acceptable terms and this insurance may not provide adequate protection against potential liabilities. In addition, we may be required to participate in a recall involving our products. Such a recall would not be covered by our insurance. Furthermore, our customers can initiate a recall of our products without our agreement and offset their costs of the recall against payments due to us for other products. A successful product liability claim in excess of available insurance coverage or a requirement to participate in a product recall could have a material adverse effect on our business. In addition, we are involved in other legal proceedings, which could adversely affect our cash flows, financial condition, or results of operations.

Our pension and other postretirement employee benefits expense could materially increase.

Certain of our current and former employees participate in defined benefit pension plans. The plans are currently underfunded. Declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the amount by which the plans are underfunded, affect the level and timing of required contributions, and significantly increase our pension expenses and reduce profitability.

We also sponsor other postretirement employee benefit plans that cover certain current and former employees and eligible dependents. We fund these obligations on a pay-as-you-go basis. Increases in the expected cost of the benefits, particularly health care, in excess of our assumptions could increase our actuarially determined liability and related expense along with future cash outlays.

We are being investigated by the SEC in connection with the restatement of our fiscal 1999, 2000, and fiscal quarter ended April 30, 2001 consolidated financial statements.

In 2002 we restated our consolidated financial statements filed with the SEC for fiscal years 1999 and 2000, and related quarterly periods, and for the fiscal quarter ended April 30, 2001. The SEC is conducting an investigation into the facts and circumstances giving rise to our restatement. We have been and intend to continue cooperating with the SEC in connection with its investigation, but we cannot predict the outcome of the investigation. The SEC may take actions against us that could have a negative impact on our financial condition, although the staff of the SEC has advised us that it currently does not intend to recommend that the SEC impose monetary fines or penalties against the company. In addition, publicity surrounding the SEC’s investigation or any enforcement action, even if ultimately resolved favorably for us, could have a material adverse impact on our business. For more information on the SEC investigation, see Item 3 “Legal Proceedings”.

We have recently experienced downgrades to our credit ratings and we may experience further downgrades in the future.

Our debt is rated by nationally recognized statistical rating organizations. These organizations have recently downgraded our debt ratings and may further downgrade our debt ratings in the future. While these actions do not impact our current cost of borrowing, they could significantly reduce our future access to the debt markets and increase the cost of borrowing on future debt.

Operational Risks

Increased cost of supplies and raw materials, especially steel and iron, could affect our financial health.

Our business is subject to the risk of price increases and periodic delays in the delivery of raw materials and supplies. The availability and price of these commodities are subject to market forces largely beyond our control. Fluctuations in prices or availability of these raw materials or supplies will affect our profitability and could have a material adverse effect on our business, results of operations, or financial condition. In addition, if any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of raw materials could be adversely affected.

In recent periods there have been significant increases in the global prices of steel, iron, and natural gas, which have had and may continue to have an impact on our business. Continued increases in the price of steel, iron, natural gas, or other key materials and supplies may have a material adverse effect on our business, results of operations, or financial condition. Although we have been able to pass some of the supply and raw material cost increases onto our customers, competitive and marketing pressures may prevent us from doing so in the future. In addition, our customers are not contractually obligated to accept certain of these price increases. This inability to pass on price increases to our customers could adversely affect our operating margins and cash flow, and result in lower operating income and profitability.

Unexpected equipment failures, delays in deliveries, or catastrophic loss at any of our manufacturing facilities could lead to production curtailments or shutdowns.

Equipment failure, interruption of supply, labor disputes, or other causes could significantly reduce production of our products, which would reduce our sales and earnings for the affected period. In addition, we generally produce our products on a “just in time” basis and do not hold large inventories. If production is interrupted at any of our manufacturing facilities, even if only temporarily or as a result of events that are beyond our control, delivery times could be severely affected. Any significant delay in deliveries to our customers could lead to returns or cancellations and cause us to lose future sales, as well as expose us to claims for damages. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, or violent weather conditions. We have in the past and may in the future experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries, or catastrophic loss, which could have a material adverse effect on our results of operations or financial condition.

We have significant international operations that subject us to risks not faced by domestic competitors.

Approximately 57% of our consolidated net sales and approximately 72% of the net sales of the Automotive Wheels segment in fiscal 2005 were from operations outside the United States. We expect sales from our international operations to continue to represent a substantial and growing portion of our business and that of the Automotive Wheels segment. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including foreign exchange controls;

•	foreign laws or regulations may restrict our ability to repatriate cash from foreign operations;

•	necessary export licenses or customs clearances may be difficult to obtain;

•	intellectual property rights may be more difficult to enforce in foreign countries;

•	political or economic conditions or exposure to local social unrest, including any resultant acts of war, terrorism or similar events in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	compliance with a variety of foreign laws and regulations may be difficult;

•	in certain countries we are subject to nationwide collective labor agreements that we did not negotiate;

•	labor laws in certain countries may make it more difficult or expensive to reduce our labor force in response to reduced demand; and

•	differing foreign tax structures may subject us to additional taxes or affect our ability to repatriate cash from our foreign subsidiaries.

Any of these factors could have a material adverse effect on our business, cash flows, financial condition, and results of operations.

We may not be able to successfully implement our planned operational improvements or realize the benefits of those plans already implemented.

As part of our ongoing focus on being a low-cost provider of high quality products, we continually analyze our business to further improve our operations and identify cost-cutting measures. If we do not identify and implement operational improvements or if implemented improvements do not generate the expected benefits, we may be unable to offer products at a competitive price and generate sufficient operating funds to service our debt or make necessary capital expenditures. If that were to happen, alternative sources of financing may not be available to us on commercially reasonable terms or at all.

We may be unable to successfully launch production at our newly expanded facilities.

We have substantially completed the expansion of capacity at our facilities in Thailand, Brazil, the Czech Republic, Chihuahua, Mexico, and Gainesville, Georgia. Failure to successfully complete the expansion of these facilities, launch production, produce saleable products, or meet customer demand in a timely manner could result in damage to or loss of customer relationships and impair our ability to recover our investment in these facilities.

We may not be able to timely or successfully launch new products.

In order to effectively compete in the automotive supply industry, we must be able to launch new products to meet our customers’ demand. We may not be able to install and obtain customer approval of the equipment needed to produce products for new programs in time for the start of production. In addition, transitioning our manufacturing facilities and resources to full production under new product programs may impact production rates or other operational efficiency measures. Moreover, our customers may delay or cancel the launch of new product programs or actual production may be below planned quantities. Our failure to successfully launch new products, or a failure by our customers to successfully launch new programs in the quantities anticipated, could adversely affect our results.

Our success will depend on our ability to attract and retain qualified employees.

Our success depends in part on our ability to attract, hire, train, and retain qualified engineering, managerial, technical, sales, and marketing personnel. We face significant competition for these types of employees. As we implement measures to improve our cost structure, employee morale may suffer. We may be unsuccessful in attracting and retaining the personnel we require and key personnel may leave and compete against us. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced, senior employees could impair our ability to execute our business plan and strategic initiatives, cause us to lose customers and reduce our sales, or lead to the loss of other key employees. In any such event, our financial condition, results of operations, and cash flows could be adversely affected.

We might fail to adequately protect our intellectual property or third parties might assert that our technologies infringe on their intellectual property.

We rely on a combination of patents, trade secrets, trademarks and copyrights to protect our intellectual property, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. We are currently involved in litigation in which the plaintiff has asserted that we have infringed on their patents. This litigation, and possible future litigation, could result in substantial costs and diversion of our efforts and could adversely affect our business, whether or not we are ultimately successful. For more information on this litigation, see Item 3 “Legal Proceedings.”

Our products may be rendered obsolete or less attractive by changes in regulatory requirements or competitive technologies.

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. Certain of our products may become obsolete and we may not be able to achieve the technological advances necessary for us to remain competitive. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development, and failure of products to operate properly.

A high percentage of our customers’ employees and certain of our employees are unionized or covered by collective bargaining agreements.

Many employees of our major customers and certain of our employees are unionized. Approximately 7% of our employees in the United States are represented by the United Steel Workers Union, all of whom are employed at our facility in Akron, Ohio. As is common in Mexico and many European jurisdictions, substantially all of our employees in Europe and Mexico are covered by country-wide collective bargaining agreements. Although we believe that our relations with our employees are good, a dispute between us and our employees could have a material adverse effect on our business. In addition, significant percentages of the workforces at certain of our major customers are unionized. Strikes or labor disputes at a major customer could result in reduced production of vehicles incorporating our products. This would reduce demand for our products and could have a material adverse effect on our sales and results of operations during the affected periods.

We are subject to potential exposure to environmental liabilities.

We are subject to various foreign, federal, state, and local environmental laws, ordinances, and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of contaminated soil and groundwater, and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. We may not be in complete compliance with these permits at all times. If we fail to comply with these permits, we could be fined or otherwise sanctioned by regulators and the fine or sanction could be material.

The nature of our operations and the history of industrial uses at some of our facilities expose us to the risk of environmental liabilities that could have a material adverse effect on our business. For example, we may be liable for the costs of removal or remediation of contamination that may be present on our property, even if we did not know about or cause the contamination and even if the practices that resulted in the contamination were legal when they occurred.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate 15 facilities in North America, 14 facilities in Europe, and six facilities in South America, Asia, and South Africa. We believe that our plants are adequate and suitable for the manufacturing of products for the markets in which we sell. In addition to the operating facilities discussed above, we have three non-operating facilities in the United States and one in Europe, of which two are currently held for sale. Our properties in the United States are subject to mortgages or deeds of trust granted to Citibank North America, Inc. to secure our obligations under the Credit Facility. In addition, our properties in Belgium, Brazil, Czech Republic, Germany, Italy, Mexico, the Netherlands, and Spain are subject to mortgages granted to certain of our subsidiaries to secure certain intercompany obligations.

The following table summarizes our operating facilities:

Owned/
Location	Segment	Purpose	Leased

North America
Akron, OH	Automotive Wheels	Manufacturing	Owned
Bristol, IN	Components	Manufacturing	Owned
Chihuahua, Mexico	Automotive Wheels	Manufacturing	Owned
Ferndale, MI	Components and Other	Technical Center, Offices	Owned
Gainesville, GA	Automotive Wheels	Manufacturing	Owned
Homer, MI	Components	Manufacturing	Owned
Huntington, IN*	Automotive Wheels	Manufacturing	Owned
Laredo, TX	Components	Offices and Warehouse	Leased
Montague, MI	Components	Manufacturing	Owned
Monterrey, Mexico	Components	Manufacturing	Leased
Northville, MI	Other	World Headquarters, R&D	Owned
Nuevo Laredo, Mexico	Components	Manufacturing	Owned
Sedalia, MO	Automotive Wheels	Manufacturing	Owned
Southfield, MI	Components	Manufacturing	Owned
Wabash, IN	Components	Manufacturing	Owned
Europe
Barcelona, Spain	Automotive Wheels	Manufacturing	Owned
Bergen, Netherlands	Components	Manufacturing	Owned
Dello, Italy	Automotive Wheels	Manufacturing	Owned
Hoboken, Belgium (2 facilities)	Automotive Wheels and Components	Manufacturing	Owned
Königswinter, Germany (2 facilities)	Automotive Wheels	Manufacturing	Owned
Manisa, Turkey (3 facilities)	Automotive Wheels	Manufacturing	Owned
Manresa, Spain	Automotive Wheels	Manufacturing	Owned
Ostrava, Czech Republic (2 facilities)	Automotive Wheels	Manufacturing	Owned
Tegelen, Netherlands	Components	Manufacturing	Owned
Rest of the World
Bangkok, Thailand	Automotive Wheels	Manufacturing	Leased
Johannesburg, S. Africa	Automotive Wheels	Manufacturing	Owned
Pune, India	Automotive Wheels	Manufacturing	Leased
Sao Paulo, Brazil (2 facilities)	Automotive Wheels	Manufacturing	Owned
Yokohama, Japan	Automotive Wheels	Sales Office	Leased

*	We have announced that this facility will be closed during 2006.

Item 3.	Legal Proceedings

On February 19, 2002, we issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods, and for the fiscal quarter ended April 30, 2001. The restatement was the result of our failure to properly apply certain accounting standards generally accepted in the United States, and because certain accounting errors and irregularities in our financial statements were identified. As previously disclosed, the SEC has been conducting an investigation into the facts and circumstances giving rise to the restatements. We have been cooperating with the SEC in connection with such investigation. On June 8, 2005, we received a “Wells Notice” from the staff of the SEC in connection with the SEC’s investigation.

Under the SEC’s procedures, a Wells Notice indicates that the SEC staff has made a preliminary decision to recommend that the SEC bring a civil enforcement action against the recipient of the notice. The Wells Notice we received indicates that the staff intends to recommend that the Commission bring an enforcement action against us alleging certain violations, including violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 and related rules thereunder. Section 10(b) and Rule 10b-5 contain the basic antifraud provisions of the federal securities laws. Sections 13(a) and 13(b)(2)(A) and (B) and Rules 12b-20 contain certain of the obligations of public companies to file periodic and other reports with the SEC and, in connection therewith, to maintain accurate financial books and records and appropriate internal accounting controls. The staff of the SEC also advised us that it currently does not intend to recommend that the SEC seek to impose any monetary penalties or fines in connection with any civil enforcement action related to the restatements.

We have the opportunity to respond to the SEC staff before the staff makes its formal recommendation on whether any action should be brought by the SEC. We have had discussions with the SEC staff regarding the Wells Notice and are continuing to cooperate fully with the staff in an effort to bring the matter to an appropriate and timely resolution. Although the staff of the SEC has advised us that it currently does not intend to recommend that the SEC seek to impose any monetary penalties or fines, the Commission may take other corrective actions against us that could have a significant negative impact on our financial condition.

On May 3, 2002, a class action lawsuit was filed against thirteen of our former directors and officers (but not us) and KPMG LLP, our independent registered public accounting firm, in the U.S. District Court for the Eastern District of Michigan, seeking damages for a class of persons who purchased our bonds between June 3, 1999 and September 5, 2001 and who claim to have been injured because they relied on our allegedly materially false and misleading financial statements. Additionally, before the commencement of the Chapter 11 Bankruptcy case, four other class actions were filed in the U.S. District Court for the Eastern District of Michigan against us and certain of our directors and officers on behalf of a class of purchasers of our common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. Pursuant to our Plan of Reorganization, we agreed, subject to certain conditions, to indemnify certain of our former directors against certain liabilities, including those matters described above, up to an aggregate of $10 million. On July 20, 2005 the court approved a settlement, which includes payment by certain defendants, including the former directors, of $7.2 million. On June 3, 2005, the former directors filed suit against us in the Delaware Court of Chancery seeking indemnification under the Plan of Reorganization. We dispute that any indemnification obligation exists and have filed a motion to dismiss the former directors’ claims. However, the court may ultimately determine that such an indemnification obligation does exist and the amount of the obligation could be material.

In October 2003, General Electric Credit Corporation (GECC) filed an amended administrative claim in the Bankruptcy Court for $7.5 million relating to certain leased equipment. The leases were rejected during our Chapter 11 cases. GECC is alleging that its damages were incurred post-petition because the equipment was returned post-petition. If the Bankruptcy Court determines that GECC’s damages are a post-petition expense, GECC may be entitled to an administrative claim for the claim’s full amount. We are disputing the amount and the merits of GECC’s claim. On February 1, 2005, the parties concluded a bench trial on the matter. In March 2006 the court entered a judgment in favor of GECC of approximately $1.2 million, plus interest. We are currently evaluating the judgment to determine if we will appeal.

We are the defendant in a patent infringement matter filed in 1997 in the U.S. District Court for the Eastern District of Michigan. Lacks Incorporated (Lacks) alleged that we infringed on three patents held by Lacks relating to chrome-plated plastic cladding for steel wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001, the special master issued a report finding that Lacks’ third patent was invalid and recommending that Lacks’ remaining claims be dismissed; the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. Discovery on the remanded claims is ongoing. In July 2003, Lacks filed an administrative claim in the Bankruptcy Court for $12 million relating to the alleged patent infringement.

We were party to a license agreement with Kuhl Wheels, LLC (Kuhl), whereby Kuhl granted us an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (Kuhl Wheel), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between us and Kuhl in connection with our bankruptcy proceeding. The original license agreement (as amended, the License Agreement), dated May 11, 1999, granted us a non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide us with an exclusive worldwide license. On January 14, 2003, we filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the U.S. District Court for the Eastern District of Michigan. We commenced such action seeking a declaration of noninfringement of two U.S. patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against us, and disclosing and using our technologies, trade secrets, and confidential information to develop, market, license, manufacture, or sell automotive wheels.

The nature of our business subjects us to litigation in the ordinary course of our business. In addition, we are from time to time involved in other legal proceedings. Although claims made against us prior to May 12, 2003, the date on which the Plan of Reorganization was confirmed, except as described in the immediately following paragraph, were discharged and are entitled only to the treatment provided in the Plan of Reorganization or in connection with settlement agreements that were approved by the Bankruptcy Court prior to our emergence from bankruptcy, we cannot guarantee that any remaining or future claims will not have a significant negative impact on our results of operations and profitability. In addition, certain claims made after the date of our bankruptcy filing may not have been discharged in the bankruptcy proceeding.

Claims made against us prior to the date of the bankruptcy filing or the confirmation date may not have been discharged if the claimant had no notice of the bankruptcy filing or various deadlines in the Plan of Reorganization. Although certain parties have informally claimed that their claims were not discharged, we are not presently aware of any party that is seeking to enforce claims that we believe were discharged or a judicial determination that their claims were not discharged by the Plan of Reorganization. In addition, in other bankruptcy cases, states have challenged whether their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. This issue has not been finally settled by the U.S. Supreme Court. Therefore, we can give no assurance that our emergence from bankruptcy resulted in a discharge of all claims against us with respect to periods prior to the date we filed for bankruptcy protection. Any such claim not discharged could have a material adverse effect on our financial condition and profitability; however, we are not presently aware of any such claims. Moreover, our European operations and certain other foreign operations did not file for bankruptcy protection, and claims against them are not affected by our bankruptcy filing.

In the ordinary course of our business, we are a party to other judicial and administrative proceedings involving our operations and products, which may include allegations as to manufacturing quality, design, and safety. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and which may or may not cover any or all of our liabilities in respect of claims and lawsuits. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance rights under indemnification agreements, and established reserves for uninsured liabilities), we believe that the outcome of these proceedings will not have a material adverse effect on the financial condition or ongoing results of our operations.

We are exposed to potential product liability and warranty risks that are inherent in the design, manufacture and sale of automotive products, the failure of which could result in property damage, personal injury, or death. Accordingly, individual or class action suits alleging product liability or warranty claims could result. Although we currently maintain what we believe to be suitable and adequate product liability insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. In addition, we may be required to participate in a recall involving such products, for which we maintain only limited insurance. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our results of operations or financial condition.

Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), we currently have potential environmental liability arising out of both of our wheel and non-wheel businesses at 15 Superfund sites (Sites). Five of the Sites were related to the operations of Motor Wheel prior to the divestiture of that business by The Goodyear Tire & Rubber Co. (Goodyear). In connection with the 1986 purchase of Motor Wheel by MWC Holdings, Inc. (Holdings), Goodyear agreed to retain all liabilities relating to these Sites and to indemnify and hold Holdings harmless with respect thereto. Goodyear has acknowledged this responsibility and is presently representing our interests with respect to all matters relating to these five Sites.

As a result of activities that took place at our Howell, Michigan facility prior to our acquisition of it, the U.S. Environmental Protection Agency (EPA) recently performed under CERCLA, remediation of PCB’s from soils on our property and sediments in the adjacent south branch of the Shiawassee River. The Michigan Department of Environmental Quality has indicated it intends to perform in 2006 (and possibly continuing into 2007) additional remediation of these soils and river sediments. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. (Cast Forge) (the previous owner of this site) and the State of Michigan, any additional remediation of the PCBs is the financial responsibility of the State of Michigan and not of Cast Forge or its successors or assigns (including us). The EPA concurred in the consent judgment.

We are working with various government agencies and the other parties identified by the applicable agency as “potentially responsible parties” to resolve our liability with respect to seven Sites. Our potential liability at each of these Sites is not currently anticipated to be material.

We have potential environmental liability at the four remaining Sites arising out of businesses presently operated by Kelsey-Hayes. Kelsey-Hayes has assumed and agreed to indemnify us with respect to any liabilities associated with these Sites. Kelsey-Hayes has acknowledged this responsibility and is presently representing our interests with respect to these sites.

Kelsey-Hayes and, in certain cases, we may remain liable with respect to environmental cleanup costs in connection with certain divested businesses relating to aerospace, heavy-duty truck components, and farm implements under federal and state laws and under agreements with purchasers of these divested businesses. We believe, however, that such costs in the aggregate will not have a material adverse effect on our consolidated operations or financial condition and, in any event, Kelsey-Hayes has assumed and agreed to indemnify us with respect to any liabilities arising out of or associated with these divested businesses.

In addition to the Sites, we also have potential environmental liability at two state-listed sites in Michigan and one in California. One of the Michigan sites is covered under the indemnification agreement with Goodyear described above. We are presently working with the Michigan Department of Environmental Quality to resolve our liability with respect to the second Michigan site, for which no significant costs are anticipated. The California site is a former wheel manufacturing site operated by Kelsey-Hayes in the early 1980’s. We are working with two other responsible parties and with the State of California on the investigation and remediation of this site.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

We had 38,160,107 shares of common stock outstanding and 26 record holders as of April 10, 2006. Our shares trade on the Nasdaq National Market under the symbol “HAYZ.” The range of sale prices for our common stock as reported by the Nasdaq National Market from February 1, 2005 through January  31, 2006 ranged from a high of $8.37 per share on July 25, 2005 to a low of $2.55 per share on December 7, 2005. The range of sale prices for our common stock as reported by the Nasdaq National Market from February 1, 2004 through January 31, 2005 ranged from a high of $18.50 on February 3, 2004 to a low of $6.80 per share on November 23, 2004. Although the foregoing prices have been obtained from sources we believe to be reliable, we cannot assure you as to the accuracy of such prices or as to whether other prices higher or lower than those set forth above have been quoted. In addition, such prices reflect interdealer prices that may not include retail mark-up, mark down, or commission and may not necessarily represent actual transactions.

The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share as reported by the Nasdaq National Market from February 1, 2004 through January 31, 2006:

	High	Low

Fiscal 2005:
First quarter	$8.04	$3.98
Second quarter	8.37	5.02
Third quarter	7.99	3.42
Fourth quarter	4.61	2.55

	High	Low

Fiscal 2004:
First quarter	$18.50	$13.48
Second quarter	15.50	12.15
Third quarter	13.55	8.19
Fourth quarter	9.72	6.80

We did not pay cash dividends on our common stock in fiscal 2004 or fiscal 2005 and do not intend to pay dividends on our common stock in the foreseeable future. We are prohibited from paying cash dividends on our common stock by the terms of our Credit Facility.

Item 6.	Selected Financial Data

As a result of the application of fresh start accounting on May 31, 2003, and in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), our post-emergence financial results for the years ended January 31, 2006, January  31, 2005, and the eight months ended January 31, 2004 are presented as the “Successor” periods and our pre-emergence financial results for the four months ended May 31, 2003 and the years ended January 31, 2003, and 2002 are presented as the “Predecessor” periods. Comparative financial statements do not straddle the Effective Date because, in effect, the Successor Company represents a new entity.

Historically, we consolidated our international subsidiaries using the twelve month period ended December 31st. Due to more efficient financial reporting procedures, we were able to eliminate this one month lag in fiscal 2004. This change is preferable since it aligns the year end reporting date of our international subsidiaries with our year end reporting date. We recorded income of $2.6 million in the first quarter of fiscal 2004 as a cumulative effect of a change in accounting principle, which represents the financial results of our international subsidiaries for the month of January 2004.

The following table sets forth our selected consolidated financial data for the fiscal years ended January 31, 2006 and January 31, 2005, the eight months ended January 31, 2004, the four months ended May 31, 2003, and the two fiscal years ended January 31, 2003 and January 31, 2002. The information set forth below should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herewith, beginning at page 42.

	Successor			Predecessor
			Eight	Four
	Year	Year	Months	Months	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,	January 31,	January 31,
	2006	2005	2004	2003	2003	2002

Income statement data:
Net sales	$2,277.2	$2,137.0	$1,306.6	$661.1	$1,912.1	$1,940.6
Depreciation and amortization	165.1	172.2	107.0	45.2	127.9	151.2
Asset impairments and other restructuring charges	203.3	9.2	28.9	6.4	43.0	141.4
Goodwill impairments	185.5	—	—	—	—	—
Loss on investment in joint venture	—	—	—	—	—	3.8
Interest expense, net(1, 2)	65.9	43.6	40.7	21.6	68.9	166.3
Subsidiary preferred stock dividends	0.8	0.8	0.5	—	—	—
Reorganization items	—	—	—	45.0	43.6	47.8
Fresh start accounting adjustments(3)	—	—	—	(63.1)	—	—
Income tax (benefit) expense	(1.2)	17.3	10.9	60.3	3.6	11.9
Loss from continuing operations before cumulative effect of a change in accounting principle and extraordinary gain	(468.1)	(64.1)	(45.3)	(33.3)	(80.1)	(390.3)
Income (loss) from discontinued operations, net of tax of $1.5, $2.4, $0.0, $0.0, $0.0 and $0.0, respectively	2.0	(0.8)	(1.2)	(0.4)	(45.1)	(6.4)
Gain on sale of discontinued operations, net of tax of $3.8	8.6	—	—	—	—	—
Cumulative effect of change in accounting principle, net of tax of $0.8, and $0.0, respectively(4)	—	2.6	—	—	(509.3)	—
Extraordinary gain, net of tax of $0(3)	—	—	—	1,076.7	—	—

Net (loss) income	$(457.5)	$(62.3)	$(46.5)	$1,043.0	$(634.5)	$(396.7)

Balance sheet data:
Total assets	$1,799.2	$2,290.2	$2,265.5		$1,831.1	$2,346.2
DIP facility, bank borrowings and current portion of long-term debt(1)	44.7	11.1	25.5		103.3	40.5
Long-term debt	684.3	631.1	752.4		60.9	91.7
Liabilities subject to compromise	—	—	—		2,130.9	2,116.6
Stockholders’ equity (deficit)	183.3	701.3	595.9		(1,074.4)	(460.0)
Per Share Data:
Loss from continuing operations before cumulative effect of a change in accounting principle and extraordinary gain	$(12.35)	$(1.71)	$(1.51)		—	—
Net (loss)	$(12.07)	$(1.66)	$(1.55)		—	—
Average number of shares outstanding (in thousands)	37,942	37,605	30,011		—	—

(1)	See Note 1, “Description of Business, Chapter 11 Filings, and Emergence from Chapter 11,” to the consolidated financial statements included herein.

(2)	For the four months ended May 31, 2003 and fiscal years ended January 31, 2003 and 2002, interest expense, net, excludes approximately $38.7 million, $117.6 million and $18.7 million, respectively, of interest expense that would have accrued during those periods with respect to certain long-term debt classified as liabilities subject to compromise.

(3)	See Note 3, “Fresh Start Accounting,” to the consolidated financial statements included herein.

(4)	See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the consolidated financial statements included herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements, related notes thereto and the other information included elsewhere herein. For purposes of the periods presented in Management’s Discussion and Analysis of Financial Condition and Result of Operations, the Successor eight months ended January 31, 2004, and the Predecessor four months ended May 31, 2003 have been combined for convenience of discussion and are collectively referred to as “fiscal 2003.”

Executive Summary

Company Overview

Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for the light vehicle market. We are also a leading provider of steel wheels for the commercial highway market. We are a leading supplier in the market for suspension, brake, and powertrain components. We have a global footprint with 35 facilities located in 14 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks as well as commercial highway vehicle customers throughout the world. Our ability to support our customers globally is further enhanced by our broad global presence in terms of sales offices, manufacturing facilities, and engineering/technical centers.

Sales of our wheels, wheel-end attachments, aluminum structural components, and brake components produced in North America are directly affected by the overall level of passenger car, light truck, and commercial highway vehicle production of North American OEMs, while sales of our wheels and automotive castings in Europe are directly affected by the overall vehicle production in Europe. The North American and European automotive industries are sensitive to the overall strength of their respective economies.

We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from our operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Components segment includes results from our operations that primarily design and manufacture suspension, brake, and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes financial results related to the corporate office and the elimination of certain intercompany activities.

The Other segment previously included our commercial highway wheel, hub, and brake drum facilities in Akron Ohio; Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico. In fiscal 2005 we began including our Akron, Ohio commercial highway wheel facility in our Automotive Wheels segment, which was consistent with a management change in segment review based on product classifications. In the third quarter of fiscal 2005 our commercial highway hub and brake drum facilities in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico were reclassified to discontinued operations and assets held for sale. These facilities were sold in the fourth quarter of fiscal 2005. Prior year amounts for the Other segment have been modified to reflect these reclassifications.

In fiscal 2005, we had sales of $2.3 billion, with approximately 57% of our net sales for that period derived from international markets. In fiscal 2004, we had net sales of $2.1 billion, with approximately 54% of the our net sales for that period derived from international markets.

Results of Operations

Consolidated Results — Comparison of Fiscal 2005 to Fiscal 2004

The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	2005	2004	$ Change	% Change

Net sales:
Automotive Wheels	$1,594.4	$1,440.6	$153.8	10.7%
Components	682.8	696.4	(13.6)	(2.0)%

Total	$2,277.2	$2,137.0	$140.2	6.6%

Gross profit	$174.2	$190.5	$(16.3)	(8.6)%
Marketing, general, and administrative	164.2	156.4	7.8	5.0%
Amortization of intangible assets	17.3	13.8	3.5	25.4%
Asset impairments and other restructuring charges	203.3	9.2	194.1
Goodwill impairment	185.5	—	185.5
Other income, net	(0.7)	(8.7)	8.0	(92.0)%

(Loss) earnings from operations	(395.4)	19.8	(415.2)
Interest expense, net	65.9	43.6	22.3	51.1%
Other non-operating expense	0.8	1.7	(0.9)	(52.9)%
Loss on early extinguishment of debt	—	12.2	(12.2)	(100.0)%
Income tax (benefit) expense	(1.2)	17.3	(18.5)	(106.9)%
Minority interest	7.2	9.1	(1.9)	(20.9)%

Loss from continuing operations before cumulative effect of change in accounting principle	(468.1)	(64.1)	(404.0)	630.3%
Income from discontinued operations, net of tax of $1.5 and $2.4, respectively	2.0	(0.8)	2.8	(350.0)%
Gain on sale of discontinued operations, net of tax of $3.8	8.6	—	8.6
Cumulative effect of change in accounting principle, net of tax of $0.8	—	2.6	(2.6)	(100.0)%

Net loss	$(457.5)	$(62.3)	$(395.2)	634.3%

Net sales

Our net sales increased 6.6% or $140.2 million to $2,277.2 million during fiscal 2005 from $2,137.0 million during fiscal 2004. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during fiscal 2005, which increased sales by approximately $30 million. Also favorably impacting sales was our success in largely offsetting the rising steel costs with customer cost recovery programs and aluminum pass-through pricing of approximately $163 million, as well as an increase in international volumes of approximately $30 million, and favorable product mix primarily in the Automotive Wheels segment of approximately $30 million. These increases to net sales were offset by decreased North American volumes due to lower OEM production requirements and lower pricing globally of approximately $113 million.

Gross profit

Our gross profit decreased 8.6% or $16.3 million in fiscal 2005 to $174.2 million from $190.5 million in fiscal 2004. Foreign exchange fluctuations relative to the U.S. dollar negatively impacted gross profit during fiscal 2005 by approximately $3.9 million. The remaining decline was also driven by decreased volumes, primarily due to lower OEM production requirements in North America, an unfavorable product mix primarily in the Components segment, and lower unit pricing globally of approximately $44.0 million. These decreases were partially offset by approximately $32.0 million from improved operating performance, lower depreciation, and steel and iron cost recovery programs.

Marketing, general, and administrative

Our marketing, general, and administrative expense increased 5.0% or $7.8 million during fiscal 2005 to $164.2 million from $156.4 million during fiscal 2004. This increase resulted in part from the reversal of certain pre-petition liabilities in fiscal 2004 of approximately $3 million. The remaining difference is primarily due to foreign exchange fluctuations relative to the U.S. dollar, which increased costs $3 million, and higher costs associated with our North American securitization program.

Asset impairments and other restructuring charges

Asset impairments and other restructuring charges were $203.3 million during fiscal 2005 compared to $9.2 million in fiscal 2004. The expense in fiscal 2005 consisted of $17.6 million of impairments related to the Automotive Wheels segment, which included continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, we recorded an impairment to the assets of our Huntington, Indiana facility, which is expected to close in 2006. In our International Wheels operations, we recorded restructuring costs for the Manresa, Spain and Hoboken, Belgium facilities to more closely align capacity with expected demand and as a result of productivity initiatives. The Components segment reported land, building, machinery, equipment, tooling and definite lived intangible asset impairments of $185.7 million related to the Cadillac, Montague, and Southfield, Michigan facilities; the Ferndale, Michigan technical center; the Bristol, Indiana facility; and the Tegelen and Bergen, Netherlands facilities. During our testing of recoverability of long lived assets under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the asset values of these facilities were not deemed recoverable based on our most recent projections, therefore these facilities were written down to fair value. The Cadillac, Michigan operation was sold on December 5, 2005.

Fiscal 2004 total asset impairment losses and other restructuring charges were $9.2 million. The expense for the Automotive Wheels segment was $8.4 million, which consisted primarily of continuing facility closure costs related to the Howell, Michigan and Bowling Green, Kentucky facilities. In addition, we recorded severance charges for our South African facility. The Components segment expense of $0.4 million was related to the rationalization of our international suspension operations of $0.6 million and a reversal of $0.2 million of facility closure costs that had previously been accrued.

Goodwill impairment

We recorded a goodwill impairment charge of $185.5 million in the fourth quarter of fiscal 2005 based on our long range forecast that indicated a significant decline in the fair value of our related goodwill in our Automotive Wheels segment. These events included industry overcapacity and lower than expected future pricing for aluminum wheels in our international division.

Interest expense, net

Interest expense increased $22.3 million to $65.9 million during fiscal 2005 from $43.6 million during fiscal 2004. The increased interest expense during fiscal 2005 was primarily due to increased interest rates, the revaluation of warrants, and, to a lesser extent, an overall increase in debt levels. See Note 7, “Bank Borrowings, Other Notes, and Long Term Debt” to the consolidated financial statements included herein regarding our new debt structure.

Interest expense, net, includes a $0.5 million and $7.7 million reduction to interest expense for fiscal 2005 and fiscal 2004, respectively, as the result of adjusting to fair value our outstanding Series A Warrants and Series B Warrants, which are recorded as liabilities on the consolidated balance sheet.

Income taxes

Income tax benefit was $1.2 million for fiscal 2005 compared to expense of $17.3 million for fiscal 2004. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are lower than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to loss before taxes on income.

Discontinued Operations

In the third quarter of fiscal 2005, we announced that we had signed an agreement to sell our Commercial Highway Hub and Drum business and it was classified as discontinued operations and as an asset group held for sale as of October 31, 2005. The business was subsequently sold in November of 2005 for cash proceeds of $53.2 million. The Hub and Drum group was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment. We used $19.9 million of the proceeds from the sale to reduce the principal amount of our Term Loan B. The remaining net proceeds were used to provide us with additional liquidity.

The Hub and Drum business is now accounted for as discontinued operations in accordance with FASB SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of the business were classified as discontinued operations and prior periods have been reclassified.

Net loss

Due to factors mentioned above, net loss during fiscal 2005 was $457.5 million as compared to $62.3 million during fiscal 2004.

Segment Results — Comparison of Fiscal 2005 to Fiscal 2004

Automotive Wheels

The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	2005	2004	$ Change

Net sales	$1,594.4	$1,440.6	$153.8
Asset impairments and other restructuring charges:
Facility closure costs	$3.3	$4.8	$(1.5)
Impairment of machinery, equipment, and tooling	9.3	2.2	7.1
Impairment of goodwill	185.5	—	185.5
Severance and other restructuring costs	5.0	1.4	3.6

Total asset impairments and other restructuring charges	$203.1	$8.4	$194.7
(Loss) earnings from operations	$(150.4)	$63.4	$(213.8)

Net sales

Net sales from our Automotive Wheels segment increased 10.7% or $153.8 million to $1,594.4 million during fiscal 2005 from $1,440.6 million during fiscal 2004. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during fiscal 2005, which increased sales by approximately $31 million. Sales also increased due to our success in partially offsetting rising steel costs with customer recovery programs, as well as increases in aluminum pass-through to customers, increased volumes internationally, and a favorable product mix in both the North American and international operations. Partially offsetting these increases was the combination of lower unit pricing globally and lower production requirements on existing OEM programs in North America.

Asset impairments and other restructuring charges

Asset impairments and other restructuring charges were $17.6 million during fiscal 2005 compared to $8.4 million in fiscal 2004. The expense in fiscal 2005 consisted of impairments related to the Automotive Wheels segment, which included continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, we recorded an impairment to the assets of our Huntington, Indiana facility, which is expected to close in 2006. In our International Wheels operations, we recorded restructuring costs for the Manresa, Spain and Hoboken, Belgium facilities to more closely align capacity with expected demand and as a result of productivity initiatives.

The fiscal 2004 expense of $8.4 million consisted primarily of continuing facility closure costs related to the Howell, Michigan and Bowling Green, Kentucky facilities. In addition, we recorded severance charges for our South African facility.

Goodwill impairments

We recorded a goodwill impairment charge of $185.5 million in the fourth quarter of fiscal 2005 based on our long range forecast that indicated a significant decline in the fair value of our related goodwill in our Automotive Wheels segment. These events included industry overcapacity and lower than expected future pricing for aluminum wheels in our international operations.

Earnings from operations

Earnings from operations at our Automotive Wheels segment decreased $213.8 million during fiscal 2005 to a loss of $150.4 million compared to earnings of $63.4 million during fiscal 2004. Excluding the impact of fixed asset and goodwill impairments, earnings decreased $21.2 million between fiscal 2004 and fiscal 2005. This decrease is primarily due to lower OEM production requirements in North America, decreased unit pricing globally and increased steel costs, which were partially offset by improvements in global productivity.

Components

The following table presents net sales, earnings from operations, and other information for the Components segment for the periods indicated (dollars in millions):

	2005	2004	$ Change

Net sales	$682.8	$696.4	$(13.6)
Asset impairments and other restructuring charges:
Facility closure costs	$—	$(0.2)	$0.2
Impairment of land, building, machinery, equipment, tooling and definite lived intangible assets	185.7	—	185.7
Severance and other restructuring costs	—	0.6	(0.6)

Total asset impairments and other restructuring charges	$185.7	$0.4	$185.3
Loss from operations	$(215.2)	$(25.6)	$(189.6)

Net sales

Net sales from Components declined 2.0% or $13.6 million to $682.8 million during fiscal 2005 as compared to $696.4 million during fiscal 2004. Components net sales decreased due to lower customer production requirements, primarily for suspension components in North American, and lower unit pricing globally. Partially offsetting these decreases was the impact of our success in partially offsetting rising steel and iron costs with customer cost recovery and increased aluminum pass-through pricing, as well as increased customer production requirements for international components and North American powertrain and brake components.

Asset impairments and other restructuring charges

The Components segment total asset impairments and other restructuring charges of $185.7 million in fiscal 2005 related to the Cadillac, Montague, and Southfield, Michigan facilities; the Ferndale, Michigan technical center; the Bristol, Indiana facility; the Tegelen and Bergen, Netherlands facilities; and its definite lived intangible assets. During our testing of recoverability of long lived assets under FASB SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the asset values of these facilities were not deemed recoverable based on our most recent projections. Therefore, these facilities were written down to fair value. The Cadillac, Michigan operation was sold on December 5, 2005.

Fiscal 2004 total asset impairment losses and other restructuring charges were $0.4 related to the rationalization of our international suspension operations of $0.6 million and a reversal of $0.2 million of facility closure costs that had previously been accrued.

Loss from operations

Components loss from operations was $215.2 million during fiscal 2005 compared to a loss of $25.6 million during the same period in fiscal 2004. Excluding the impact of asset impairments, earnings decreased $3.9 million. Our success in partially offsetting rising steel and iron costs with customer cost recovery, as well as increased customer production requirements for international components and North American powertrain and brake components, was offset by lower customer production requirements for suspension components in North America and lower unit pricing globally.

Other

The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	2005	2004	$ Change

Loss from operations	$(29.8)	$(18.0)	$(11.8)

Loss from operations

Loss from operations in our Other segment increased by $11.8 million during fiscal 2005 to $29.8 million from a loss of $18.0 million during fiscal 2004. This increase is primarily the result of the reversal of certain pre-petition liabilities in fiscal 2004, the losses on the sales of our operations in Au Gres, Michigan and a rise in costs associated with Sarbanes-Oxley compliance, the external audit, and various legal cases.

Consolidated Results — Comparison of Fiscal 2004 to Fiscal 2003

The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	2004	2003	$ Change	% Change

Net sales:
Automotive Wheels	$1,440.6	$1,259.4	$181.2	14.4%
Components	696.4	708.3	(11.9)	(1.7)%

Total	$2,137.0	$1,967.7	$169.3	8.6%

Gross profit	$190.5	$209.5	$(19.0)	(9.1)%
Marketing, general, and administrative	156.4	129.4	27.0	20.9%
Amortization of intangibles	13.8	10.0	3.8	38.0%
Asset impairments and other restructuring charges	9.2	35.3	(26.1)	(73.9)%
Reorganization items	—	45.0	(45.0)	(100.0)%
Fresh start accounting adjustments	—	(63.1)	63.1	(100.0)%
Other (income) expense, net	(8.7)	(8.2)	(0.5)	6.1%

Earnings from operations	19.8	61.1	(41.3)	(67.6)%
Interest expense, net	43.6	62.3	(18.7)	(30.0)%
Other non-operating expense	1.7	1.1	0.6	54.5%
Loss on early extinguishment of debt	12.2	—	12.2
Income tax expense	17.3	71.2	(53.9)	(75.7)%
Minority interest	9.1	5.1	4.0	78.4%

Loss from continuing operations before cumulative effect of change in accounting principle	(64.1)	(78.6)	14.5	(18.4)%
(Income) loss from discontinued operations, net of tax of $2.4 and $0.0, respectively	(0.8)	(1.6)	0.8	(50.0)%
Cumulative effect of change in accounting principle, net of tax of $0.8	2.6	—	2.6
Extraordinary gain on debt discharge, net of tax	—	1,076.7	(1,076.7)	(100.0)%

Net (loss) income	$(62.3)	$996.5	$(1,058.8)	(106.3)%

Net sales

Net sales for the fiscal year ended January 31, 2005 increased $169.3 million to $2,137.0 million from $1,967.7 million in the fiscal year ended January 31, 2004. Foreign exchange fluctuations relative to the U.S. dollar favorably impacted sales during fiscal 2005, which increased sales by approximately $84.0 million. We acquired a controlling interest in our steel wheel joint venture in Turkey during the fourth quarter of fiscal 2003 and acquired the assets of an aluminum wheel plant in Mexico in which we held a 40% interest. The consolidation of those sales, as well as increased international volumes, and a favorable product mix increased sales by approximately $163.0 million. Our success in partially offsetting the rising steel costs with customer cost recovery programs and aluminum pass-through pricing increased sales approximately $39.0 million. These increases were partially offset by decreased volumes in North America and lower unit pricing globally, which reduced sales by approximately $117.0 million.

Gross profit

Gross profit decreased 9.1% or $19.0 million in fiscal 2004 to $190.5 million from $209.5 million in fiscal 2003. Foreign exchange fluctuations relative to the U.S. dollar positively impacted gross profit during fiscal 2004, which increased gross profit by approximately $5 million. This decline was primarily driven by decreased OEM production requirements in North America, lower unit pricing globally, and increased steel and iron costs, which decreased gross profit by approximately $82 million. These decreases were partially offset by higher volumes internationally and improved operating performance, which increased gross profit by $58 million.

Marketing, general, and administrative

Our marketing, general, and administrative expense increased 20.9% or $27.0 million during fiscal 2004 to $156.4 million from $129.4 million during fiscal 2003. Fluctuations in foreign exchange rates relative to the U.S. dollar increased marketing general and administrative costs approximately $7 million. The remaining increase is primarily the result of the inclusion of the Turkish acquisition for a full year in fiscal 2004, higher costs for our new system implementation, and costs associated with Sarbanes-Oxley compliance.

Reorganization items and fresh start accounting adjustments

Pursuant to SOP 90-7, the results of our operations include a pre-emergence pre-tax gain of $63.1 million during fiscal 2003, resulting from the aggregate remaining changes to the net carrying value of our pre-emergence assets and liabilities to reflect the fair values under fresh start accounting. We also recorded reorganization expenses of $45.0 million during fiscal 2004, comprised of approximately $31.3 million in professional and other fees related to our Chapter 11 filing, $11.7 million associated with the critical employee retention plan, and $2.0 million related to our creditors’ trust obligation.

Asset impairments and other restructuring charges

Fiscal 2004 total asset impairments and other restructuring charges were $9.2 million. The expense for the Automotive Wheels segment was $8.4 million, which consisted primarily of continuing facility closure costs related to the Howell, Michigan and Bowling Green, Kentucky facilities. In addition, we recorded severance charges for our South African facility. The Components segment expense of $0.4 million was related to the rationalization of our international suspension operations of $0.6 million and a reversal of $0.2 million of facility closure costs that had previously been accrued.

We recorded total asset impairment losses and other restructuring charges of $35.3 million for fiscal 2003. The expense for the Automotive Wheels segment was $24.4 million, which consisted primarily of the write-down to fair market value of property, plant, and equipment at the Gainesville, Georgia; Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky facilities. Additionally, the Thailand greenfield site was written down to its fair market value as was the Petersburg, Michigan facility, which was sold in the following fiscal year. The Components segment expense of $10.9 million was related primarily to the write-down of property, plant, and equipment at the Wabash, Indiana facility as well as impairment charges on idle machinery and equipment.

Interest expense, net

Interest expense, net, decreased $18.7 million to $43.6 million during fiscal 2004 from $62.3 million during fiscal 2003. The two periods are not comparable because of our new capital structure established upon emergence from Chapter 11. See Note 1, “Description of the Business, Chapter 11 Filings, and Emergence from Chapter 11,” and Note 12, “Bank Borrowings, Other Notes, and Long Term Debt” to the consolidated financial statements included herein regarding our new debt structure.

Additionally, interest expense, net in fiscal 2004, includes a $7.7 million reduction to interest expense as a result of adjusting to fair value our outstanding Series A Warrants and Series B Warrants, which are recorded as liabilities on the consolidated balance sheet.

Income taxes

Income tax expense was $17.3 million for fiscal 2004 compared to $71.2 million for fiscal 2003.

Discontinued operations

In the third quarter of fiscal 2005, we announced that we had signed an agreement to sell our Commercial Highway Hub and Drum business and it was classified as discontinued operations and as an asset group held for sale as of October 31, 2005. The business was subsequently sold in November of 2005. The Hub and Drum group was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment.

The Hub and Drum business is now accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of the business were classified as discontinued operations and prior periods have been reclassified.

Extraordinary gain on debt discharge, net of tax

Pursuant to SOP 90-7, the results of our operations include a pre-emergence gain of $1,076.7 million during fiscal 2003 resulting from the discharge of debt and other liabilities under the Plan of Reorganization.

Net loss

Due to factors mentioned above, net loss during fiscal 2004 was $62.3 million as compared to a gain of $996.5 million in fiscal 2003.

Segment Results — Comparison of Fiscal 2004 to Fiscal 2003

Automotive Wheels

The following table presents net sales, earnings from operations excluding fresh start accounting adjustments and reorganization items, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	2004	2003	$ Change

Net sales	$1,440.6	$1,259.4	$181.2
Earnings from operations excluding fresh start accounting adjustments and reorganization items	$63.4	$57.7	$5.7
Fresh start accounting adjustments	$—	$57.9	$(57.9)
Reorganization items	$—	$(0.1)	$0.1
Asset impairments and other restructuring charges:
Facility closure costs	$4.8	$0.9	$3.9
Impairment of manufacturing facilities	2.2	1.5	0.7
Impairment of machinery, equipment, and tooling	—	21.4	(21.4)
Severance and other restructuring costs	1.4	0.6	0.8

Total asset impairments and other restructuring charges	$8.4	$24.4	$(16.0)

Net sales

Net sales from our Automotive Wheels segment increased 14.4% or $181.2 million to $1,440.6 million during fiscal 2004 from $1,259.4 million during fiscal 2003. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during fiscal 2004, which increased sales by approximately $72 million. We acquired a controlling interest in our steel wheel joint venture in Turkey during the fourth quarter of fiscal 2003 and acquired the assets of an aluminum wheel plant in Mexico in which we had held a 40% interest. The consolidation of those sales and increases in international volumes increased net sales in fiscal 2004 by $140 million. The remaining increase in sales resulted from our success in partially offsetting the rising steel costs with customer cost recovery and a favorable product mix, which were partially offset by lower unit pricing globally and lower OEM production requirements in North America.

Asset impairments and other restructuring charges

The Automotive Wheels segment reduced asset impairment losses, other restructuring charges, and severance by $16.0 million to $8.4 million in fiscal 2004, down from $24.4 million in fiscal 2003. The fiscal 2004 expenses consisted primarily of continuing facility closure costs related to the Howell, Michigan and Bowling Green, Kentucky facilities. In addition, we recorded severance charges for our South African facility. The fiscal 2003 expense of $24.4 million consisted primarily of the write-down to fair market value of property, plant, and equipment at the Gainesville, Georgia; Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky facilities. Additionally, the Thailand greenfield site was written down to its fair market value as was the Petersburg, Michigan facility, which was sold in the following fiscal year.

Earnings from operations

Earnings from operations excluding fresh start accounting adjustments and reorganization items at our Automotive Wheels operations increased by $5.7 million to $63.4 million during fiscal 2004 compared to $57.7 million during fiscal 2003. Higher OEM production requirements internationally and improved operating performance were more than offset by lower OEM production requirements in North America, lower unit pricing globally, and higher raw material costs, net of recoveries. During fiscal 2004, the Automotive Wheels segment incurred higher expenses associated with fluctuations in exchange rates, implementations of our new information systems in the United States, and costs associated with Sarbanes-Oxley compliance, which were offset by lower impairment and other restructuring charges relative to fiscal 2003.

Components

The following table presents net sales, earnings from operations excluding fresh start accounting adjustments and reorganization items, and other information for the Components segment for the periods indicated (dollars in millions):

	2004	2003	$ Change

Net sales	$696.4	$708.3	$(11.9)
Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$(25.6)	$9.4	$(34.9)
Fresh start accounting adjustments	$—	$27.7	$(27.7)
Reorganization items	$—	$0.2	$(0.2)
Asset impairments and other restructuring charges:
Facility closure costs	$(0.2)	$—	$(0.2)
Impairment of manufacturing facilities	—	0.9	(0.9)
Impairment of machinery, equipment, and tooling	—	10.0	(10.0)
Severance and other restructuring costs	0.6	—	0.6

Total asset impairments and other restructuring charges	$0.4	$10.9	$(10.5)

Net sales

Net sales from Components decreased $11.9 million to $696.4 million in fiscal 2004 from $708.3 million in fiscal 2003. The decrease in Components net sales was primarily due to lower customer production requirements in North America and lower unit pricing. This decrease was partially offset by favorable foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by approximately $12 million, a more favorable product mix, and higher volumes internationally.

Asset impairments and other restructuring charges

Components recorded asset impairment losses and restructuring charges of $0.4 million and $10.9 million in fiscal 2004 and fiscal 2003, respectively, at various facilities. The fiscal 2004 expense was related to the rationalization of our international suspension operations of $0.6 million and a reversal of $0.2 million of facility closure costs that had previously been accrued. The fiscal 2003 expense was related primarily to the write-down of property, plant, and equipment at the Wabash, Indiana facility as well as impairment charges on idle machinery and equipment.

Earnings from operations

Components reported a loss from operations excluding fresh start accounting adjustments and reorganization items of $25.6 million in fiscal 2004 as compared to earnings from operations excluding fresh start accounting adjustments and reorganization items of $9.4 million in fiscal 2003. During fiscal 2004 lower selling prices, higher raw material costs, net of recoveries and lower North American volumes reduced earnings from operations. In fiscal 2004, the Components segment incurred higher expenses associated with fluctuations in exchange rates, implementations of our new information systems in the United States, and costs associated with Sarbanes-Oxley compliance, which were offset by lower impairment and other restructuring charges relative to fiscal 2003.

Other

The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	2004	2003	$ Change

Loss from operations excluding fresh start accounting adjustments and reorganization items	$(18.0)	$(24.0)	$5.9

Loss from operations

The Other segment reported a loss from operations excluding fresh start accounting adjustments and reorganization items of $18 million in fiscal 2004 as compared to a loss of $24 million in fiscal 2003. This improvement primarily resulted from the reversal of certain pre-petition liabilities in fiscal 2004 of approximately $3 million, as well as lower post-emergence Chapter 11 professional fees.

Liquidity and Capital Resources

Cash Flows

Operating Activities:  Cash flows used by continuing operations were $19.2 million in fiscal 2005 as compared to cash provided by operations of $157.1 million in fiscal 2004. The primary reason for the decrease relates to the reduced utilization of our domestic accounts receivable securitization program. For fiscal 2005, we repaid $46 million in financing associated with the program. In fiscal 2004, we obtained $57 million in financing from the program.

Investing Activities:  Cash used for investing activities decreased by $95.2 million to $60.3 million in fiscal 2005 from $155.5 million in fiscal 2004. The decrease primarily resulted from the sale of our Commercial Highway Hub and Drum business, the sale of our La Mirada facility, as well as decreased capital spending in 2005. Capital expenditures in fiscal 2005 were $123.5 million. These expenditures were primarily used to meet demand for new vehicle platforms and support maintenance and cost reduction programs. We anticipate capital expenditures for fiscal 2006 will be less than $100 million.

Financing Activities:  Cash provided by financing activities increased to $84.6 million during fiscal 2005 compared with a use of cash of $27.0 million in fiscal 2004. The primary reason for the increase was the receipt of proceeds from our Term Loan C.

On June 3, 2003, HLI Operating Company, Inc. (HLI) entered into a $550 million senior secured credit facility (Credit Facility), which initially consisted of a $450 million six-year amortizing term loan (Term Loan B) and a five-year $100 million revolving credit facility (Revolving Credit Facility). The Term Loan B was made available to HLI in a single drawing on June 3, 2003, payable in quarterly installments equal to 0.25% of the principal amount outstanding with the remaining balance payable on June 3, 2009. The Revolving Credit Facility will be available until June 3, 2008, on which date all loans outstanding under the Revolving Credit Facility will become due and payable. On November 16, 2005, we used a portion of the proceeds from the Hub and Drum sale to prepay approximately $19.9 million of the Term Loan B.

On February 11, 2004, we closed on a primary offering of 7,720,970 shares of our common stock for net proceeds of $117.0 million. On March 12, 2004, we used a portion of the net proceeds to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of our outstanding Senior Notes at a redemption price of 110.5%. This redemption resulted in a loss on early extinguishment of debt of $11.8 million during the first quarter of fiscal 2004, including $2.6 million related to original issue discount and debt issuance costs on the redeemed portion of the Senior Notes. We also used a portion of the primary stock offering proceeds to prepay $16.0 million, plus accrued and unpaid interest thereon, of our Term Loan B on February 12, 2004. Upon prepayment, we recognized a loss on early extinguishment of debt of $0.4 million related to debt issuance costs on the prepaid portion of the Term Loan B.

During fiscal 2004, we also repaid in full $13.1 million of notes payable issued in conjunction with the purchases of our Chihuahua, Mexico and Manisa, Turkey facilities.

On April 11, 2005, we amended and restated the Credit Facility to establish a new second lien $150 million Term Loan C, from which 50% of the net proceeds are to be used for general corporate purposes, with the remainder of the net proceeds used to repay a portion of the Term Loan B. Other amendments made at that time reduced our interest rate on the Term Loan B by 50 basis points, favorably modified the financial covenants, and allowed us to retain 50% of the net proceeds from the proposed divestiture of its Hub and Drum business for capital expenditures, among other things. The Term Loan C principal balance of $150 million is due on June 3, 2010. On March 31, 2006, we amended the Credit Facility to favorably modify the financial covenants, among other changes. In connection with this amendment the interest rates were increased by 25 basis points on the Term Loan B and 50 basis points on the Term Loan C.

Sources of Liquidity

The principal sources of liquidity for our future operating, capital expenditure, facility closure, restructuring, and reorganization requirements are expected to be (i) cash flows from continuing operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) cash and cash equivalents on hand, (iv) proceeds related to our trade receivable securitization and financing programs, and (v) borrowings from the Revolving Credit Facility. While we expect that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future business and capital market conditions.

We also continually evaluate our product and business portfolio for opportunities to optimize shareholder value.

Other Liquidity Matters

During the third quarter of fiscal 2004, two of our OEM customers in the U.S. notified us of the discontinuance of accelerated payment programs in which we participated. The termination of these programs negatively impacted cash flow during fiscal 2004 by approximately $16 million and negatively impacted cash flow through January 31, 2006 by an additional $12 million. Our domestic accounts receivable securitization program was intended to offset the negative impact associated with the loss of these programs.

During fiscal 2005, the credit ratings of Ford and GM, two of our largest customers, were downgraded by S&P and Moody’s. The impact of the ratings downgrade reduced the amount of Ford and GM receivables that are eligible to be securitized under our domestic accounts receivable securitization agreement. On January 17, 2006 we reduced this accounts receivable securitization agreement from $75 million to $50 million to reflect the impact of the ratings downgrade of Ford and GM.

During fiscal 2005, we established an accounts receivable financing program in Germany with a local financial institution. Borrowings under this program of $24.2 million at January 31, 2006 are included in short term bank borrowings.

Credit Ratings

	S&P	Moody’s

Corporate and bank debt rating	B–	B3
Senior Note rating	B–	Caa3

Postretirement Benefits

The Medicare Prescription Drug, Improvement, and Modernization Act expanded Medicare to include, for the first time, coverage for prescription drugs. We sponsor retiree welfare programs and have determined that this legislation reduces our costs for some of these programs. In accordance with guidance from the FASB, we adopted the provisions of FASB Staff Position FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” in the third quarter of 2004 and elected to recognize the effect of the subsidy retroactively. The reduction in interest costs related to the third quarter of fiscal 2004 was $0.2 million and the increased amortization of net gain for the same period was $0.2 million. The reduction in our accumulated postretirement benefit obligation was approximately $13.3 million.

Off Balance Sheet Arrangements

On December 9, 2004 we established an accounts receivable securitization facility in the U.S., which provides up to $50 million in funding from commercial paper conduits sponsored by commercial lenders. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors. Pursuant to the securitization facility, certain of our subsidiaries sell trade accounts receivable to a non-consolidated special purpose entity, which resells the receivables to a qualifying special purpose entity, which then pledges the receivables to secure borrowings from commercial paper conduits. The securitization transactions are accounted for as sales of the receivables under the provisions of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and were removed from the consolidated balance sheets. The proceeds received are included in cash flows from operating activities in the consolidated statements of cash flows. Costs associated with the receivables facility are recorded as other expense in the consolidated statements of operations. We began selling receivables pursuant to the securitization program during the fourth quarter of fiscal 2004.

At January 31, 2006 and 2005, the outstanding balance of receivables sold to special purpose entities was $112 million and $134 million, respectively. Our net retained interest at January 31, 2006 and 2005 was $101 million and $77 million, respectively, which is disclosed as other receivables on the condensed consolidated balance sheets and in cash flows from operating activities in the condensed consolidated statements of cash flows. Advances from conduits at January 31, 2006 and 2005 were $11 million and $57 million, respectively.

Contractual Obligations

The following table identifies our significant contractual obligations as of January 31, 2006 (dollars in millions):

	Payment Due by Period
	Less Than	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total

Short-term borrowings	$25.5	$—	$—	$—	$25.5
Long-term debt	15.6	13.9	633.0	—	662.5
Mortgage note payable	0.2	21.8	—	—	22.0
Capital lease obligations	3.4	7.5	8.1	—	19.0
Operating leases	14.8	16.6	7.1	1.1	39.6
Redeemable preferred stock of subsidiary	—	—	—	12.1	12.1
Capital expenditures	24.6	—	—	—	24.6
United States pension contributions	16.2	19.7	0.9	—	36.8

Total obligations	$100.3	$79.5	$649.1	$13.2	$842.1

Other Cash Requirements

We anticipate the following approximate significant cash requirements to be paid in fiscal 2006 (dollars in millions):

Interest	$70.2
Taxes	23.0
Pension and other post-retirement benefits funding	40.5
Restructuring costs	7.7

Other Matters

Inflation

We do not believe that sales of our products are materially affected by inflation, although such an effect may occur in the future. In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. In addition, we have successfully negotiated to pass through a portion of fluctuations in steel costs to customers. We adjust the sales prices from time to time, if necessary, to fully reflect any increase or decrease in the price of aluminum or, to the extent applicable, steel. As a result, our net sales are adjusted, although gross profit is not materially affected. From time to time, we enter into futures contracts or purchase commitments solely to hedge against possible price changes that may occur between the dates of price adjustments. Pricing and purchasing practices are similar in Europe, but opportunities to recover increased material costs from customers are more limited than in the U.S. We also enter into forward purchase commitments to mitigate fluctuations in natural gas prices.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Considerable judgment is often involved in making these determinations; the use of different assumptions could result in significantly different results. We believe our assumptions and estimates are reasonable and appropriate; however, actual results could differ from those estimates.

Asset impairment losses and other restructuring charges

Our consolidated statements of operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. We periodically evaluate whether events and circumstances have occurred that indicate that the remaining useful life of any of our long lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long lived assets should be evaluated for possible impairment, we use an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If the future undiscounted cash flows generated by the underlying assets are less than the book value of the assets, a write-down is required and we adjust the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as asset impairment or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the consolidated statements of operations.

During fiscal 2005 we recorded total asset impairment losses and other restructuring charges of $203.3 million associated with continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, we recorded an impairment to the assets of our Huntington, Indiana facility, which is expected to close in 2006. In our International Wheels operations, we recorded restructuring costs for the Manresa, Spain and Hoboken, Belgium facilities to more closely align capacity with expected demand and as a result of productivity initiatives. The Components segment reported machinery, equipment, tooling, and definite lived intangible asset impairments of $185.7 million related to the

Cadillac, Montague, and Southfield, Michigan facilities; the Ferndale, Michigan technical center; the Bristol, Indiana facility; and the Tegelen and Bergen, Netherlands facilities.

As discussed above and in the notes to our consolidated financial statements included herein, a number of decisions have occurred or other factors have indicated that these types of charges are required to be currently recognized. We cannot assure that there will not be additional charges based on future events and that the additional charges would not have a materially adverse impact on our financial position and results of operations.

Pension and postretirement benefits other than pensions

Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each October, we review the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments.

Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due.

Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in the footnotes to our financial statements. In accordance with the fresh start accounting provisions of FASB Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” all previously unrecognized gains or losses were immediately recognized on June 3, 2003, the date on which we emerged from bankruptcy.

Goodwill impairment testing

Goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets must be tested for impairment annually. We test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in FASB SFAS 142, “Goodwill and Other Intangible Assets.” Other definite-lived intangible assets continue to be amortized over their estimated lives.

During fiscal 2005, events occurred that indicated a significant decline in the fair value of our reporting units as well as an impairment of the related goodwill. These events included industry overcapacity and lower than expected future pricing for aluminum wheels in our international division. During our annual impairment testing for our reporting units as of November 1, 2005, we evaluated the net book value of goodwill within our reporting units by comparing the fair value of the reporting unit to the related net book value. As a result, we recorded a goodwill impairment charge of $185.5 million in the fourth quarter of fiscal 2005 and we may be required to make additional write-offs in the future. The amount of this impairment was recorded as a charge to the statement of operations. Any future write-off of a significant portion of goodwill or intangible assets would have an adverse effect on our financial condition and results of operations. (See Note 9, “Goodwill and Other Intangible Assets” to the consolidated financial statements included herein.)

Allowance for uncollectible accounts

The allowance for uncollectible accounts provides for losses believed to be inherent within our receivables (primarily trade receivables). We evaluate both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends, and general economic conditions. We believe that the allowance for uncollectible accounts is adequate to cover potential losses.

Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers.

Income Taxes

In accordance with the provisions of FASB SFAS 109, “Accounting for Income Taxes,” we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals. We believe that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

We have not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.

We have a liability for taxes that may become payable as a result of future audits of past years by tax authorities. The tax amounts are analyzed periodically and adjustments are made as events occur to warrant adjustment.

New Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (EITF) issued Issue 05-5, “Accounting for Early Retirement or Post-employment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)” (EITF 05-5). EITF 05-5 is effective for fiscal years beginning after December 15, 2005. We have various programs that fall under the Altersteilzeit program that are currently accounted for in accordance with EITF 05-5. As such, adoption of this pronouncement is not expected to have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion 20 and FASB Statement 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. Adoption of SFAS 154 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” (SFAS 123-R). SFAS 123-R establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those securities. SFAS 123-R also requires an entity to recognize the cost of employee services received in share-based payment transactions, thereby reflecting the economic consequences of those transactions in the financial statements. SFAS 123-R applies to all awards granted on or after July 1, 2005, and to awards modified, vested, repurchased, or canceled after that date. On April 14, 2005, the SEC issued a rule delaying the effective date of SFAS 123-R to annual periods beginning after June 15, 2005. In January of 2006, we accelerated the vesting of all unvested stock options granted to our executive officers and other employees under the our Long Term Incentive Plan primarily to avoid recognizing compensation expense associated with these options in future financial statements upon our adoption SFAS 123-R. Virtually all of the accelerated options had strike prices that were significantly above the current trading price for our common stock and may not have offered the affected employees sufficient incentive when compared to the potential future compensation expense that would have been attributable to these options. Therefore the adoption of SFAS 123-R will not have an impact on our results of operations or financial position.

In December 2004, the FASB issued Staff Position (FSP) FAS 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” (FSP FAS 109-1). The American Jobs Creation Act of 2004 (the Act) provides tax relief to U.S. domestic manufacturers under certain circumstances. The FSP states that the manufacturers’ deduction under the Act should be accounted for as a special deduction in accordance with SFAS 109, “Accounting for Income Taxes” (SFAS 109), and not as a tax rate deduction. The adoption of FSP FAS 109-1 did not have an impact on our results of operations or financial position.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004,” (FSP FAS 109-2). The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP FAS 109-2 addresses whether a company should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on the company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The adoption of FSP FAS 109-2 did not have an impact on our results of operations or financial position.

In November 2004, the FASB issued SFAS 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (SFAS 151), which clarifies that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risks

In the normal course of business we are exposed to market risks arising from changes in foreign exchange rates, interest rates, raw material, and utility prices. We selectively use derivative financial instruments to manage these risks, but do not enter into any derivative financial instruments for trading purposes.

Foreign Exchange

We have global operations and thus make investments and enter into transactions in various foreign currencies. In order to minimize the risks associated with foreign currency fluctuations, we first seek to internally net foreign exchange exposures, and use derivative financial instruments to hedge any remaining net exposure. We use forward foreign currency exchange contracts on a limited basis to reduce the earnings and cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled. We also use forward foreign currency exchange contracts to hedge our net investment in certain of our foreign subsidiaries. The net impact of such hedges is recorded as a currency translation adjustment within other comprehensive income (loss).

The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in the Euro, Czech Crown, and the Brazilian Real, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of stockholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. However, due to the self-sustaining nature of our foreign operations (which maintain their own credit facilities, enter into borrowings, and incur costs in their respective local currencies), we believe we can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, we have, from time to time, entered into certain foreign currency swap arrangements. In January 2006, we entered into a foreign currency swap agreement in Euros with a total notional value of $50 million to hedge our net investment in certain of our foreign subsidiaries. The swap agreement is expected to settle in January, 2009.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. We have from time to time entered into interest rate swap arrangements to further hedge against interest rate fluctuations. In January 2006, we entered into an interest rate swap agreement with a total notional value of $50 million to hedge the variability of interest payments associated with our variable-rate term debt. The swap agreement is expected to settle in January 2009. Since the interest rate swap hedges the variability of interest payments on variable rate debt with the same terms, it qualifies for cash flow hedge accounting treatment. At January 31, 2006, approximately $454 million of our debt was variable rate debt after considering the impact of the swap.

Commodities

We rely on the supply of certain raw materials and other inputs in our production process, including aluminum, steel, and natural gas. We have entered into firm purchase commitments or other arrangements for substantially all of our aluminum and steel requirements for fiscal 2006. We manage the exposure associated with these commitments primarily through the terms of our supply and procurement contracts. Additionally, in accordance with industry practice, we generally pass through fluctuations in the price of aluminum to our customers. We have also been successful in negotiating with some of our customers to pass through a portion of fluctuations in the price of steel. We typically use forward-fixed contracts to hedge against changes in commodity prices for a majority of our outstanding purchase commitments. We also enter into forward purchase commitments for natural gas to mitigate market fluctuations in natural gas prices.

Item 8.	Financial Statements and Supplementary Data

HAYES LEMMERZ INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hayes Lemmerz International, Inc.:

We have audited the accompanying consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries (the Successor) as of January 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended January 31, 2006 and 2005, and the period from June 1, 2003 to January 31, 2004 (Successor periods), and the period from February 1, 2003 to May 31, 2003 (Predecessor period). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Lemmerz International, Inc. and subsidiaries (the Successor) as of January 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended January 31, 2006 and 2005, and the period from June 1, 2003 to January 31, 2004 (Successor periods), and the period from February 1, 2003 to May 31, 2003 (Predecessor period), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hayes Lemmerz International, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 18, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

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

/s/ KPMG LLP

Detroit, Michigan
April 18, 2006

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
	Year	Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003
	(Dollars in millions, except per share amounts)

Net sales	$2,277.2	$2,137.0	$1,306.6	$661.1
Cost of goods sold	2,103.0	1,946.5	1,171.5	586.7

Gross profit	174.2	190.5	135.1	74.4
Marketing, general, and administrative	164.2	156.4	90.7	38.7
Amortization of intangible assets	17.3	13.8	8.5	1.5
Asset impairments and other restructuring charges	203.3	9.2	28.9	6.4
Goodwill impairment	185.5	—	—	—
Other income, net	(0.7)	(8.7)	(4.3)	(3.9)
Reorganization items	—	—	—	45.0
Fresh start accounting adjustments	—	—	—	(63.1)

Earnings (loss) from operations	(395.4)	19.8	11.3	49.8
Interest expense, net (excluding $38.7 million not accrued on liabilities subject to compromise during the four months ended May 31, 2003)	65.9	43.6	40.7	21.6
Other non-operating expense	0.8	1.7	1.1	—
Loss on early extinguishment of debt	—	12.2	—	—

(Loss) income from continuing operations before taxes, minority interest, cumulative effect of change in accounting principle, and extraordinary gain	(462.1)	(37.7)	(30.5)	28.2
Income tax (benefit) expense	(1.2)	17.3	10.9	60.3

Loss from continuing operations before minority interest, cumulative effect of change in accounting principle, and extraordinary gain	(460.9)	(55.0)	(41.4)	(32.1)
Minority interest	7.2	9.1	3.9	1.2

Loss from continuing operations before cumulative effect of change in accounting principle and extraordinary gain	(468.1)	(64.1)	(45.3)	(33.3)
Discontinued operations:
Income (loss) from discontinued operations, net of tax of $1.5, $2.4, $0.0 and $0.0, respectively	2.0	(0.8)	(1.2)	(0.4)
Gain on sale of discontinued operations, net of tax of $3.8	8.6	—	—	—

Total income (loss) from discontinued operations, net of tax	10.6	(0.8)	(1.2)	(0.4)
Cumulative effect of change in accounting principle, net of tax of $0.8	—	2.6	—	—
Extraordinary gain on debt discharge, net of tax	—	—	—	1,076.7

Net (loss) income	$(457.5)	$(62.3)	$(46.5)	$1,043.0

Loss per common share data
Basic and diluted:
Loss from continuing operations before cumulative effect of change in accounting principle and extraordinary gain	$(12.35)	$(1.71)	$(1.51)
Income (loss) from discontinued operations, net of tax	0.05	(0.02)	(0.04)
Gain on sale of discontinued operations, net of tax of $3.8	0.23	—	—
Cumulative effect of change in accounting principle, net of tax	—	0.07	—

Net loss	$(12.07)	$(1.66)	$(1.55)

Weighted average shares outstanding (in millions)	37.9	37.6	30.0

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor
	January 31,	January 31,
	2006	2005
	(Dollars in millions,
	except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$42.5	$34.9
Receivables, net of allowance of $4.2 million and $4.9 million at January 31, 2006 and 2005, respectively	255.6	226.8
Other receivables	101.0	77.0
Inventories	179.9	205.0
Deferred tax assets	3.5	2.2
Prepaid expenses and other current assets	15.6	19.2
Assets held for sale	4.4	47.9

Total current assets	602.5	613.0
Property, plant, and equipment, net	758.1	971.1
Deferred tax assets	14.0	9.8
Goodwill	197.8	417.9
Customer relationships, net	110.5	135.9
Other intangible assets, net	77.2	97.4
Other assets	39.1	45.1

Total assets	$1,799.2	$2,290.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$25.5	$0.6
Current portion of long-term debt	19.2	10.5
Accounts payable and accrued liabilities	367.8	394.7

Total current liabilities	412.5	405.8
Long-term debt, net of current portion	684.3	631.1
Deferred tax liabilities	62.7	81.1
Pension and other long-term liabilities	409.2	425.4
Series A warrants and Series B warrants	—	0.5
Redeemable preferred stock of subsidiary	12.1	11.3
Minority interest	35.1	33.7
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at January 31, 2006 or 2005	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized; 37,991,269 and 37,865,962 issued and outstanding at January 31, 2006 and 2005, respectively	0.4	0.4
Additional paid in capital	675.9	670.6
Accumulated deficit	(566.3)	(108.8)
Accumulated other comprehensive income	73.3	139.1

Total stockholders’ equity	183.3	701.3

Total liabilities and stockholders’ equity	$1,799.2	$2,290.2

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year	Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003
		(Dollars in millions)

Cash flows from operating activities:
Income (loss) from continuing operations	$(468.1)	$(61.5)	$(45.3)	$1,043.4
Adjustments to reconcile net income (loss) from operations to net cash provided by (used for) operating activities:
Depreciation and tooling amortization	147.8	158.4	98.5	43.7
Amortization of intangibles	17.3	13.8	8.5	1.5
Amortization of deferred financing fees and accretion of discount	5.9	3.7	2.4	1.6
Interest income resulting from fair value adjustment of Series A Warrants and Series B Warrants	(0.5)	(7.7)	(1.1)	—
Change in deferred income taxes	(25.4)	(9.4)	(1.7)	51.3
Asset impairments	195.0	2.2	28.4	5.3
Goodwill impairment	185.5	—	—	—
Minority interest	7.2	9.1	3.9	1.2
Subsidiary preferred stock dividends accrued	0.8	0.8	0.5	—
Equity compensation expense	5.3	5.5	4.1	—
Loss on early extinguishment of debt	—	12.2	—	—
(Gain) loss on sale of assets and businesses	3.0	0.6	(0.4)	(0.4)
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(41.0)	95.1	6.7	(12.5)
Other receivables	(24.0)	(77.0)	—	—
Inventories	14.4	(13.7)	13.7	(2.3)
Prepaid expenses and other	(4.0)	(8.8)	0.8	5.4
Accounts payable and accrued liabilities	(38.3)	35.3	3.4	(4.8)
Chapter 11 items:
Reorganization items	—	—	—	45.0
Fresh start accounting adjustments	—	—	—	(63.1)
Extraordinary gain on debt discharge	—	—	—	(1,076.7)
Interest accrued on Credit Agreement	—	—	—	16.9
Payments related to Chapter 11 filings	(0.1)	(1.6)	(45.2)	(22.4)

Cash provided by (used for) operating activities	(19.2)	157.1	77.2	33.1

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(123.5)	(156.2)	(104.3)	(25.3)
Purchase of equipment previously leased	—	—	—	(23.6)
Purchase of businesses, net of cash acquired	(4.9)	—	(19.8)	—
Proceeds from disposal of assets and businesses	68.1	0.7	4.7	0.8

Cash used for investing activities	(60.3)	(155.5)	(119.4)	(48.1)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	24.8	(0.7)	(16.0)	(59.7)
Proceeds from (redemption of) Senior Notes, net of discount and related fees	—	(96.7)	—	242.8
Proceeds from (redemption of) Term Loan B, net of related fees	(94.9)	(16.0)	—	436.1
Proceeds from Term Loan C	150.0	—	—	—
Payment to prepetition lenders	—	—	—	(477.3)
Payment to holders of Old Senior Notes	—	—	—	(13.0)
Borrowings (repayment) of long-term debt	8.3	(17.5)	(82.5)	—
Repayment of notes payable issued in connection with purchases of businesses	—	(13.1)	—	(2.0)
Dividends to minority shareholders	(3.6)	—	—	—
Net proceeds from issuance of common stock	—	117.0	—	(1.3)

Cash provided by (used for) financing activities	84.6	(27.0)	(98.5)	125.6

Net cash provided by operating activities (discontinued operations)	5.3	7.2	6.7	(1.4)
Net cash used for investing activities (discontinued operations)	(0.7)	(2.5)	(2.4)	(1.6)
Net cash provided by (used for) financing activities (discontinued operations)	—	—	(1.4)	1.3
Effect of exchange rate changes on cash and cash equivalents	(2.1)	5.7	7.2	4.1

Increase (decrease) in cash and cash equivalents	7.6	(15.0)	(130.6)	113.0
Adjustment for the elimination of the one month lag	—	1.4	—	—
Cash and cash equivalents at beginning of period	34.9	48.5	179.1	66.1

Cash and cash equivalents at end of period	$42.5	$34.9	$48.5	$179.1

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
					Retained	Other
					Earnings	Comprehensive
		Par	Paid in	Treasury	(Accumulated	Income
	Shares	Value	Capital	Stock	Deficit)	(Loss)	Total
	(Dollars in millions, except per share amounts)

Predecessor
Balance at January 31, 2003	28,455,995	$0.3	$235.1	$(25.7)	$(1,176.9)	$(107.2)	$(1,074.4)
Comprehensive income:
Net income	—	—	—	—	1,043.0	—	1,043.0
Currency translation adjustment, net of tax	—	—	—	—	—	31.4	31.4

Total comprehensive income							1,074.4
Elimination of Predecessor equity accounts under fresh start accounting	(28,455,995)	(0.3)	(235.1)	25.7	133.9	75.8	—

Balance at May 31, 2003	—	$—	$—	$—	$—	$—	$—

Successor
Balance at May 31, 2003	—	$—	$—	$—	$—	$—	$—
Distribution of new common stock upon emergence	30,000,000	0.3	544.1	—	—	—	544.4
Comprehensive income:
Net loss	—	—	—	—	(46.5)	—	(46.5)
Currency translation adjustment, net of tax	—	—	—	—	—	93.9	93.9

Total comprehensive income							47.4
Equity compensation expense	—	—	4.1	—	—	—	4.1

Balance at January 31, 2004	30,000,000	$0.3	$548.2	$—	$(46.5)	$93.9	$595.9

Comprehensive income:
Net loss	—	$—	$—	$—	$(62.3)	$—	$(62.3)
Minimum pension liability adjustment, net of tax of $1.4	—	—	—	—	—	(2.2)	(2.2)
Currency translation adjustment, net of tax of $0.3	—	—	—	—	—	47.4	47.4

Total comprehensive loss							(17.1)
Issuance of common stock	7,720,970	0.1	116.9	—	—	—	117.0
Shares issued due to vesting of restricted stock units	144,992	—	—	—	—	—	—
Equity compensation expense	—	—	5.5	—	—	—	5.5

Balance at January 31, 2005	37,865,962	$0.4	$670.6	$—	$(108.8)	$139.1	$701.3

Comprehensive income:
Net loss	—	$—	$—	$—	$(457.5)	$—	$(457.5)
Minimum pension liability adjustment, net of tax benefit of $4.7	—	—	—	—	—	(7.3)	(7.3)
Currency translation adjustment, net of tax expense of $7.5	—	—	—	—	—	(56.6)	(56.6)
Unrealized loss on derivatives	—	—	—	—	—	(1.9)	(1.9)

Total comprehensive loss							(523.3)
Shares issued due to vesting of restricted stock units	125,307	—	—	—	—	—	—
Equity compensation expense	—	—	5.3	—	—	—	5.3

Balance at January 31, 2006	37,991,269	$0.4	$675.9	$—	$(566.3)	$73.3	$183.3

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended January 31, 2006, Year Ended January 31, 2005, Eight Months Ended
January 31, 2004, and Four Months Ended May 31, 2003

Note 1.	Description of Business, Chapter 11 Filings and Emergence from Chapter 11

Description of Business

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to a fiscal year means the 12-month period commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2005” refers to the period beginning February 1, 2005 and ending January 31, 2006, “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005, and “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004).

Originally founded in 1908, Hayes Lemmerz International, Inc. is a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a leading supplier of automotive suspension, brake, and powertrain components. We have global operations with 35 facilities, including business and sales offices, manufacturing facilities, and technical centers, located in 14 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

Chapter 11 Filings

On December 5, 2001, Hayes Lemmerz International, Inc. (Old Hayes), 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the Debtors) filed voluntary petitions for reorganization relief (Chapter 11 Filings or Filings) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court).

On December 16, 2002, certain of the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court. On April 9, 2003, the Debtors filed a modified first amended joint plan of reorganization (Plan of Reorganization), which received the requisite support from creditors authorized to vote thereon. The following five Debtors were not proponents of the Plan of Reorganization and are not subject to the terms thereof: HLI Netherlands Holdings, Inc.; CMI Quaker Alloy, Inc.; Hayes Lemmerz Funding Company, LLC; Hayes Lemmerz Funding Corporation; and Hayes Lemmerz International Import, Inc. (collectively, the Non-reorganizing Debtors).

Emergence from Chapter 11

On June 3, 2003 (Effective Date), Old Hayes and each of the 27 Debtors proposing the Plan of Reorganization emerged from Chapter 11 proceedings pursuant to the Plan of Reorganization, which was confirmed by an order of the Bankruptcy Court on May 12, 2003, which order has become final and non-appealable. On June 3, 2003, the Bankruptcy Court entered an order dismissing the Chapter 11 Filings of the Non-reorganizing Debtors.

Pursuant to the Plan of Reorganization, Old Hayes caused the formation of (i) a new holding company, HLI Holding Company, Inc., a Delaware corporation (HoldCo), (ii) HLI Parent Company, Inc., a Delaware corporation and a wholly owned subsidiary of HoldCo (ParentCo), and (iii) HLI Operating Company, Inc, a Delaware corporation and a wholly owned subsidiary of ParentCo (HLI). On the Effective Date, (i) HoldCo was renamed Hayes Lemmerz International, Inc. (New Hayes), (ii) New Hayes contributed to ParentCo 30,0000,000 shares of its common stock, par value $0.01 per share (New Common Stock), and 957,447 series A warrants and 957,447 series B warrants to acquire New Common Stock of New Hayes (Series A Warrants and Series B Warrants, respectively), (iii) ParentCo in turn contributed such shares of New Common Stock and Series A Warrants and Series B Warrants to HLI and (iv) pursuant to an Agreement and Plan of Merger, dated as of June 3, 2003 (Merger Agreement),

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between Old Hayes and HLI, Old Hayes was merged with and into HLI (Merger), with HLI continuing as the surviving corporation.

Pursuant to the Plan of Reorganization and as a result of the Merger, all of the issued and outstanding shares of common stock, par value $0.01 per share, of Old Hayes (Old Common Stock), and any other of its outstanding equity securities, including all options and warrants, were canceled. The holders of existing voting common stock immediately before confirmation did not receive any voting shares of the emerging entity or any other consideration under the Plan of Reorganization as a result of their ownership interests of the Predecessor. This represented a complete change of control in the ownership of New Hayes compared to Old Hayes. Promptly following the Merger, HLI distributed to certain holders of allowed claims, under the terms of the Plan of Reorganization, an amount in cash, the New Common Stock, the Series A Warrants, the Series B Warrants and the Preferred Stock (as defined below). Prior to the Merger, the Old Common Stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (Exchange Act). In reliance on Rule 12g-3(a) of the Exchange Act, by virtue of the status of New Hayes as a successor issuer to Old Hayes, the New Common Stock is deemed registered under Section 12(g) of the Exchange Act. We filed a Form 15 with the SEC to terminate the registration of the Old Common Stock under the Exchange Act.

Pursuant to the terms of the Plan of Reorganization, HLI issued 100,000 shares of Preferred Stock, par value $1.00, of HLI (Preferred Stock) to the holders of certain allowed claims. In accordance with the terms of the Preferred Stock, the shares of Preferred Stock are, at the holder’s option, exchangeable into a number of fully paid and nonassessable shares of New Common Stock equal to (i) the aggregate liquidation preference of the shares of Preferred Stock so exchanged ($100 per share plus all accrued and unpaid dividends thereon (whether or not declared) to the exchange date) divided by (ii) 125% of the “Emergence Share Price.” As determined pursuant to the terms of the Plan of Reorganization, the Emergence Share Price was $18.50.

In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, which was amended and restated on April 11, 2005, and which was further amended by Amendment No. 1, Waiver and Consent to Amended and Restated Credit Agreement, dated October 10, 2005, (as amended, the Credit Facility). The Credit Facility consists of a $450.0 million six-year amortizing term loan (Term Loan B), a second lien $150.0 million term loan (Term Loan C), and a five-year $100.0 million revolving credit facility (Revolving Credit Facility). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (Senior Notes). The proceeds from the initial $450.0 million of borrowings under the Credit Facility and the net proceeds from the Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of our DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

Reorganization items as reported in the four months ended May 31, 2003 consolidated statements of operations included herein are comprised of income, expense, and loss items that were realized or incurred by the Debtors as a direct result of our decision to reorganize under Chapter 11. Reorganization items were as follows (dollars in millions):

Predecessor
Four Months
Ended
May 31,
2003

Critical employee retention plan provision	$11.7
Professional fees related to the Filing	30.8
Creditors’ Trust obligation	2.0
Other	0.5

Total	$45.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 30, 2002, the Bankruptcy Court entered an order approving, among other things, the critical employee retention plan (CERP) filed with the Bankruptcy Court in February 2002, which was designed to compensate certain critical employees in order to assure their retention and availability during Hayes’ restructuring. The plan had two components that (i) rewarded critical employees who remained with us (and certain affiliates of Hayes who are not directly involved in the restructuring) during and through the completion of the restructuring (Retention Bonus) and (ii) provided additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeded an established baseline (Restructuring Performance Bonus).

Thirty-five percent, or approximately $3.0 million, of the Retention Bonus was paid on October 1, 2002. The remaining portion of the Retention Bonus of approximately $5.9 million was paid on June 13, 2003. Further, the Restructuring Performance Bonus provided under the CERP was paid after the consummation of the restructuring as discussed below.

Based on our compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court, the aggregate amount of the Restructuring Performance Bonus was $12.1 million. Of the aggregate $12.1 million, approximately $6.0 million was paid in cash on July 1, 2003, and approximately $2.0 million was paid on August 29, 2003 as determined by our Board of Directors. The remaining portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted units of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units vest as follows, subject to the participant’s continued employment:

•	one half of the restricted units vested on the first anniversary of the Effective Date; and

•	one half of the restricted units vested on the second anniversary of the Effective Date.

Payments related to Chapter 11 filings not discussed above consisted primarily of professional fees and cure payments and were approximately $(0.1) million during the twelve months ended January 31, 2006, $(1.6) million during the twelve months ended January 31, 2005, and $(45.2) million and $(22.4) million during the eight months ended January 31, 2004 and the four months ended May 31, 2003, respectively.

Note 2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Considerable judgment is often involved in making these determinations; the use of different assumptions could result in significantly different results. We believe our assumptions and estimates are reasonable and appropriate; however, actual results could differ from those estimates.

As discussed in Note 1, Description of Business, Chapter 11 Filings, and Emergence from Chapter 11, the Debtors filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2001 and emerged from Chapter 11 on June 3, 2003. Upon emergence from Chapter 11, we implemented fresh start accounting principles pursuant to American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7). SOP 90-7 requires the segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization. (See Note 3, Fresh Start Accounting). As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, our post-emergence financial results for the years ending January 31, 2006, January  31, 2005, and the eight months ended January 31, 2004 are presented as the “Successor” periods and our pre-emergence financial results for the four months ended May 31, 2003 are presented as the “Predecessor” periods. Comparative

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements do not straddle the Effective Date because, in effect, the Successor Company represents a new entity. Per share and share information for the Predecessor Company for all periods presented on the consolidated statement of operations have been omitted as such information is not deemed to be meaningful.

Summary of Significant Accounting Policies

Principles of Consolidation:  Our consolidated financial statements include the accounts of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Our investments in joint ventures are accounted for under the equity method. Financial position as of January 31, 2006, 2005, and 2004 and results of operations for all periods presented for these joint ventures were not material to our consolidated financial statements.

Historically, we consolidated our international subsidiaries using the twelve month period ended December 31st. Due to more efficient financial reporting procedures, we were able to eliminate this one month lag in fiscal 2004. This change is preferable since it aligns the year end reporting date of our international subsidiaries with our year end reporting. We recorded income of $2.6 million in the first quarter of fiscal 2004 as a cumulative effect of a change in accounting principle, which represents the financial information of our international subsidiaries for the month of January 2004.

Cash and Cash Equivalents:  Cash and cash equivalents include short-term investments with original maturities of 90 days or less.

Accounts Receivable:  Receivables are presented net of allowances for doubtful accounts of approximately $4.2 million and $4.9 million at January 31, 2006 and January 31, 2005, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts provides for losses believed to be inherent within our receivables (primarily trade receivables). We evaluate both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions. We believe that the allowance for uncollectible accounts is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers. See Note 21, Off Balance Sheet Arrangements, for a description of our accounts receivable securitization or financing facilities.

Inventories:  Inventories are stated at the lower of cost or market, with cost determined principally by the first-in, first-out (FIFO) or average cost method. Cost includes the cost of materials, direct labor, and the applicable share of manufacturing overhead. Spare parts and indirect supply inventories are stated at cost and charged to earnings as used.

Property, Plant and Equipment:  Property, plant, and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis at rates that are designed to write off the assets over their estimated useful lives, principally as follows:

Buildings	12-25 years
Machinery and equipment	1-10 years

Expenditures for maintenance, repairs, and minor replacements of $85.5 million, $84.1 million, $47.2 million, and $23.7 million for the year ended January 31, 2006, January 31, 2005, the eight months ended January 31, 2004, and the four months ended May 31, 2003, respectively, were charged to expense as incurred.

Special Tooling:  Expenditures made to meet special tooling requirements are capitalized. Special tooling, which is reimbursable by the customer, is classified as either a current asset in accounts receivable or as other current assets in the consolidated balance sheets, depending upon the expected time of reimbursement. Special tooling that is not reimbursable by the customer is classified as another non-current asset and is charged to cost of goods sold on a straight-line basis over a five year period or the estimated useful life, whichever is shorter.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets:  Goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets must be tested for impairment annually. We test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. Other definite-lived intangible assets continue to be amortized over their estimated lives.

Impairment of Long-lived Assets:  We review the carrying value of long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell and are no longer depreciated. (See Note 14, Asset Impairments and Other Restructuring Charges.)

Financial Instruments:  The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank borrowings and variable rate long-term debt approximate market value, as interest rates vary with market rates. The fair value of the 10 1/2% Senior Notes was $140.6 million and $172.3 million as of January 31, 2006 and January  31, 2005, respectively.

We enter into futures contracts and purchase commitments from time to time to hedge our exposure to future increases in commodity prices. Outstanding contracts represent future commitments and are not included in the consolidated balance sheet. Substantially all of such contracts mature within a period of three months to six months. Gains or losses resulting from the liquidation of futures contracts are recognized in the consolidated statements of operations as part of cost of goods sold.

We have significant investments in foreign subsidiaries. The majority of these investments are in Europe where the Euro is the functional currency. As a result, we are exposed to fluctuations in exchange rates between the Euro and the U.S. Dollar. In addition, we are exposed to fluctuations in interest rates on our variable rate debt. In January 2006, we entered into a swap agreement in order to reduce our exposure to floating interest rates. The swap converted $50 million of floating rate U.S. Dollar debt to fixed rate U.S. Dollar debt. The swap agreement is expected to settle in January 2009. Since the interest rate swap hedges the variability of interest payments on variable rate debt with the same terms, it qualifies for cash flow hedge accounting treatment.

We entered into a second swap for $50 million to hedge our net investment in foreign subsidiaries. We record the gain or loss on the derivative financial instruments designated as hedges of the foreign currency exposure of our net investment in foreign operations as currency translation adjustments in accumulated other comprehensive income to the extent the hedges are effective. The gain or loss on the hedging instruments offsets the change in currency translation adjustments resulting from translating the foreign operations’ financial statements from their respective functional currency to the U.S. Dollar.

At January 31, 2006, we held $50 million in derivative financial instruments. During the year ended January 31, 2006, we recorded a loss of $1.9 million on instruments designated as hedges in accumulated other comprehensive income. At January 31, 2005, we held no derivative financial instruments. In the eight months ended January 31, 2004, we entered into forward exchange contracts whereby we sold Euros for U.S. Dollars. As of January 31, 2004, we held €7.2 million notional amount of such forward exchange contracts. During the eight months ended January 31, 2004, we recorded a loss of $0.5 million on instruments designated as hedges in accumulated other comprehensive income. During the four months ended May 31, 2003, we held no derivative financial instruments.

Pension and Postretirement Benefits Other Than Pension:  Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a significant impact on plan obligations and expense. Each October, we review the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments.

Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due.

Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in the footnotes to our financial statements. In accordance with the fresh start accounting provisions of SOP 90-7, all previously unrecognized gains or losses were immediately recognized at the emergence date.

Accumulated Other Comprehensive Income:  SFAS 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Disclosure of comprehensive income (loss) is incorporated into the consolidated statements of changes in stockholders’ equity (deficit).

Accumulated other comprehensive income includes $73.3 million and $139.1 million of currency translation adjustments net of $9.5 million and $2.2 million of minimum pension liability adjustments and $1.9 million and $0.0 million of unrealized losses on derivatives during the years ended January 31, 2006 and 2005, respectively.

Revenue Recognition:  We recognize revenue, net of estimated pricing adjustments, when there is evidence of a sale agreement, the delivery of goods has occurred, the sales price is fixed or determinable, and the collectibility of revenue is reasonably assured.

Research and Development Costs:  Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 2006 and January 31, 2005, the eight months ended January 31, 2004, and the four months ended May 31, 2003 were approximately $7.3 million, $10.3 million, $2.9 million, and $1.4 million, respectively.

Asset Impairment Losses and Other Restructuring Charges:  Our consolidated statements of operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. We periodically evaluate whether events and circumstances have occurred that indicate that the remaining useful life of any of our long lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long lived assets should be evaluated for possible impairment, we use an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, we adjust the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as an asset impairment or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the consolidated statements of operations.

As discussed above and in Note 14, Asset Impairments and Other Restructuring Charges, a number of decisions have occurred or other factors have indicated that these types of charges are required to be currently recognized. There can be no assurance that there will not be additional charges based on future events and that the additional charges would not have a materially adverse impact on our financial position and results of operations.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation/Transaction:  Assets and liabilities of subsidiaries denominated in foreign currencies are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a component of accumulated other comprehensive income in the stockholders’ equity section of the consolidated balance sheets. Foreign currency transaction gains of $0.0 million, $1.2 million, $0.1 million, and $0.2 million are included in the consolidated statements of operations as a component of other non-operating (income) expense for the years ended January 31, 2006 and January 31, 2005, the eight months ended January 31, 2004, and the four months ended May 31, 2003, respectively.

Taxes on Income:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. We have a liability for taxes that may become payable as a result of future audits of past years by tax authorities. The amounts are analyzed periodically and adjustments are made as events occur to warrant adjustment.

Reclassifications:  Certain prior period amounts have been reclassified to conform to the current year presentation.

Weighted Average Shares Outstanding:  Weighted average shares outstanding were as follows (thousands of shares):

	Successor
	January 31,	January 31,
	2006	2005

Basic weighted average shares outstanding	37,942	37,605
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	37,942	37,605

For the year ended January 31, 2006, approximately 3.6 million shares attributable to options and warrants and 100,000 shares of subsidiary preferred stock, which are convertible into our common stock, were excluded from the calculation of weighted average shares outstanding as the effect was anti-dilutive. For the year ended January 31, 2005, approximately 3.8 million shares attributable to options and warrants and 100,000 shares of subsidiary preferred stock, which are convertible into our common stock, were excluded from the calculation of weighted average shares outstanding as the effect was anti-dilutive.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows:  For purposes of reporting cash flows, we consider all investments with an original maturity of three months or less to be cash equivalents. The following is additional information to the Consolidated Statements of Cash Flows (dollars in millions):

	Successor			Predecessor
			Eight	Four
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003

Supplemental cash flow disclosures:
Cash paid for interest, excluding adequate protection payments in the four months ended May 31, 2003	$58.0	$51.2	$37.7	$5.8
Cash paid for income taxes on continuing operations, net of refunds received	28.0	27.5	24.4	2.9
Cash paid for income taxes on discontinued operations, net of refunds received	0.8	0.4	0.2	—
Non-cash investing and financing activity:
Notes issued to purchase businesses	—	—	11.6	—

Stock-Based Compensation:  We account for stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. We follow the provisions of Statement SFAS 123, “Accounting for Stock-Based Compensation,” and disclose pro forma net income (loss) and pro forma earnings (loss) per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS 123.

If compensation expense had been determined based on the fair value at the grant date consistent with the method prescribed in SFAS 123, our net loss and loss per share amounts would have been adjusted to the pro forma amounts below (dollars in millions):

	Successor
	Year	Year	Eight Months
	Ended	Ended	Ended
	January 31,	January 31,	January 31,
	2006	2005	2004

Net loss:
As reported	$(457.5)	$(62.3)	$(46.5)
Pro forma	(461.5)	(67.4)	(50.3)
Basic and diluted loss per share:
As reported	$(12.07)	$(1.66)	$(1.55)
Pro forma	(12.16)	(1.79)	(1.68)

As of the Effective Date, all options under the Predecessor Company’s stock option plans were cancelled and those plans were terminated. Accordingly, no pro forma net income (loss) or pro forma earnings (loss) per share have been presented for any of the stock options granted under those terminated plans.

Note 3.	Fresh Start Accounting

Pursuant to SOP 90-7, the accounting for the effects of our reorganization occurred once the Plan of Reorganization was confirmed by the Bankruptcy Court and there were no remaining contingencies material to

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completing the implementation of the plan. The fresh start accounting principles pursuant to SOP 90-7 provide, among other things, for us to determine the value to be assigned to the equity of the reorganized Company as of a date selected for financial reporting purposes. As discussed in Note 1, the Debtors emerged from Chapter 11 on June 3, 2003, and we selected May 31, 2003 for financial reporting purposes as the date to implement fresh start accounting principles.

Pursuant to SOP 90-7, our results of operations ending May 31, 2003 include (i) a pre-emergence extraordinary gain of $1,076.7 million resulting from the discharge of debt and other liabilities under the Plan of Reorganization; (ii) pre-emergence charges to earnings of $25.9 million recorded as Reorganization items related to certain costs and expenses resulting from the Plan of Reorganization becoming effective; and (iii) a pre-emergence pre-tax gain of $63.1 million ($17.1 million, net of tax) resulting from the aggregate remaining changes to the net carrying value of Hayes’ pre-emergence assets and liabilities to reflect the fair values under fresh start accounting.

Our compromise total enterprise value at the Effective Date was $1,250.0 million, with a total value for common equity of $544.4 million, excluding the estimated fair value of the Preferred Stock and the Series A Warrants and Series B Warrants issued on the Effective Date. The Preferred Stock is classified as a liability in the consolidated balance sheet and referred to as redeemable preferred stock of subsidiary. Under fresh start accounting, the compromise total enterprise value has been allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations in accordance with SFAS 141, “Business Combinations;” any portion not attributed to specific tangible or identified intangible assets has been recorded as an indefinite-lived intangible asset referred to as “reorganization value in excess of amounts allocable to identifiable assets” and reported as goodwill. The valuations required to determine the fair value of certain of our assets represent the results of the valuation procedures performed by our valuation specialist at May 31, 2003.

Note 4.	Acquisitions and Divestitures of Businesses

On December 5, 2005 we sold the outstanding shares of stock of Hayes Lemmerz International — Cadillac, Inc., a wholly-owned subsidiary that produced ductile iron castings operating in Cadillac, Michigan, to a group of private investors. The Cadillac, Michigan ductile iron foundry produced engine exhaust manifolds, steering knuckles, and other cast components. Annual sales for this operation were approximately $60 million and it employed about 400 people.

On November 28, 2005 we announced that we had increased our ownership stake in our Turkish aluminum wheel joint venture, Jantas Aluminyum Jant Sanayi ve Ticaret A.S. (a.k.a. Jantas Aluminum Wheels), with operations in Manisa, Turkey. We, along with Inci Holding A.S., one of the other two original joint venture partners in Jantas Aluminum Wheels, acquired the 35 percent interest in the joint venture previously held by Cromodora Wheels S.p.A. As a result of the transactions, we increased our interest from 40 percent to 60 percent, while Inci Holding A.S. increased its share from 25 percent to 40 percent. Following the acquisition of the interest of Cromodora Wheels S.p.A., Jantas Aluminum Wheels was merged with and into Hayes Lemmerz Inci Jant Sanayi A.S., which expects to begin production of aluminum wheels for the Turkish and European markets beginning in 2006.

On November 14, 2005, we sold the ownership in our Commercial Highway Hub and Brake Drum business to Precision Partners Holding Company. Under the terms of the stock purchase agreement, we sold all of the issued and outstanding shares of capital stock of certain subsidiaries that operate our Commercial Highway Hub and Drum business for approximately $53.2 million. This transaction included operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico. Annual sales for these operations were approximately $110 million and they employed approximately 545 people.

On October 17, 2005, we announced the sale of our aftermarket brake controller business to Hayes Brake Controller Company, a limited liability corporation formed by Syncro Corporation of Arab, Alabama. The

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction included the sale of all inventory, assets, and intellectual property necessary to the operation of the aftermarket brake controller business.

On June 30, 2005, we sold the outstanding shares of stock of Hayes Lemmerz International — Equipment and Engineering, Inc. to a group of private investors. This business provided equipment and engineering services for the metal casting industry. The transaction included our operations in Au Gres, Michigan, which employed approximately 50 people.

Note 5.	Inventories

The major classes of inventory are as follows (dollars in millions):

	Successor
	January 31,	January 31,
	2006	2005

Raw materials	$41.5	$53.4
Work-in-process	38.8	47.0
Finished goods	61.5	68.5
Spare parts and supplies	38.1	36.1

Total	$179.9	$205.0

Note 6.	Property, Plant, and Equipment

The major classes of property, plant, and equipment are as follows (dollars in millions):

	Successor
	January 31,	January 31,
	2006	2005

Land	$39.8	$45.4
Buildings	192.7	225.4
Machinery and equipment	764.2	923.0
Capital lease assets	19.6	8.4

	1,016.3	1,202.2
Accumulated depreciation	(258.2)	(231.1)

Property, plant, and equipment, net	$758.1	$971.1

Depreciation expense and tooling amortization are as follows (dollars in millions):

	Successor			Predecessor
	Year	Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003

Depreciation expense	$135.0	$142.5	$91.1	$38.7
Tooling amortization	12.8	15.9	7.4	5.0

Total	$147.8	$158.4	$98.5	$43.7

Note 7.	Assets Held for Sale

As of January 31, 2006, we were actively marketing for sale our idle building in Howell Michigan. Also included in assets held for sale are nine lathes from our Homer, Michigan facility.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2005, assets held for sale included the buildings in Howell and White Pigeon, Michigan and Somerset, Kentucky as well as the net assets of the Commercial Highway Hub and Drum business.

Note 8.	Discontinued Operations

In the third quarter of fiscal 2005, we announced that we had signed an agreement to sell our Commercial Highway Hub and Drum business. The business was sold in November of 2005 for cash proceeds of $53.2 million and we recorded a gain on the sale of $12.4 million. The Hub and Drum business was comprised of operations in Berea, Kentucky, Chattanooga, Tennessee, and Mexico City, Mexico and was included in our Other segment. Net proceeds from the sale were used to reduce the principal amount of our Term Loan B and provide us with additional liquidity. Corporate interest charges were not allocated to discontinued operations consistent with our corporate policy of holding interest expenses at the corporate level.

The Hub and Drum business was accounted for as discontinued operations in accordance with FASB SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of the business were classified as discontinued operations and prior periods have been reclassified.

Operating results of the discontinued operations for the Hub and Drums business were as follows (dollars in millions):

	Successor			Predecessor
	Year	Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003

Net sales	$88.8	$107.5	$60.0	$28.7

Income (loss) before income tax expense	$15.9	$1.6	$(1.2)	$(0.4)
Income tax expense	5.3	2.4	—	—

Net income (loss)	$10.6	$(0.8)	$(1.2)	$(0.4)

Note 9.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (dollars in millions):

		Successor
		January 31, 2006			January 31, 2005
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Customer relationships	30 years	$120.7	$(10.2)	$110.5	$142.6	$(6.7)	$135.9
Customer contracts	6 years	24.5	(10.9)	13.6	30.2	(8.4)	21.8
Unpatented technology	8 years	36.3	(12.7)	23.6	41.1	(8.6)	32.5

		$181.5	$(33.8)	$147.7	$213.9	$(23.7)	$190.2

Non amortized intangible assets:
Tradenames		$40.0			$43.1
Goodwill		$197.8			$417.9

We expect that ongoing amortization expense will approximate between $11 million and $13 million in each of the next five fiscal years.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the net carrying amount of goodwill by segment are as follows (dollars in millions):

	Successor
	Automotive
	Wheels	Components	Other	Total

Balance as of January 31, 2005	$417.9	$—	$—	$417.9
Effects of currency translation	(35.2)	—	—	(35.2)
Impairment of goodwill	(185.5)	—	—	(185.5)
Income tax adjustments	(1.4)	—	—	(1.4)
Acquisitions and purchase accounting adjustments	2.0	—	—	2.0

Balance as of January 31, 2006	$197.8	$—	$—	$197.8

The income tax adjustments consist of net benefits of $1.4 million related to the resolution of income tax uncertainties for periods prior to the Effective Date.

We test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in FASB SFAS 142.

To conduct our impairment testing, we compare the fair value of our reporting units to the related net book value. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized.

We utilize an income approach to estimate the fair value of each of our reporting units. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical downturns that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation, and discount rate assumptions. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures, and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units.

During fiscal 2005, events occurred that indicated a significant decline in the fair value of our reporting units as well as an impairment of the related goodwill. These events included industry overcapacity and lower than expected future pricing for aluminum wheels in our international division. During our annual impairment testing for our reporting units as of November 1, 2005, we evaluated the net book value of goodwill within our reporting units by comparing the fair value of the reporting unit to the related net book value. As a result, we recorded a goodwill impairment charge of $185.5 million in the fourth quarter of fiscal 2005.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Other Assets

Other assets consist of the following (dollars in millions):

	Successor
	January 31,	January 31,
	2006	2005

Production tooling	$22.4	$25.8
Unamortized debt issuance costs	15.5	16.2
Investments in joint ventures	0.1	1.8
Other	1.1	1.3

Total	$39.1	$45.1

Note 11.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (dollars in millions):

	Successor
	January 31,	January 31,
	2006	2005

Accounts payable	$237.4	$251.1
Employee costs	84.0	84.3
Other accrued liabilities	46.4	59.3

Total	$367.8	$394.7

Note 12.	Bank Borrowings, Other Notes and Long-Term Debt

Bank borrowings and other notes of $25.5 million and $0.6 million at January 31, 2006 and 2005, respectively, consists primarily of short-term credit facilities of our foreign subsidiaries.

Long-term debt consists of the following (dollars in millions):

	Successor
	January 31,	January 31,
	2006	2005

Various foreign bank and government loans maturing through 2006, weighted average interest rates of 5.6% and 6.4% at January 31, 2006 and 2005, respectively	$18.4	$18.6
Term Loan B maturing 2009, weighted average interest rate of 7.7% and 6.2% at January 31, 2006 and 2005, respectively	332.4	427.3
Term Loan C maturing 2010, weighted average interest rate of 9.9% at January 31, 2006	150.0	—
10 1/2% Senior Notes due 2010, net of discount of $0.8 million at January 31, 2006 and 2005, respectively	161.7	161.7
Mortgage note payable maturing June 3, 2008	22.0	22.2
Capital lease obligations	19.0	11.8

	703.5	641.6
Less current portion of long-term debt	19.2	10.5

Long-term debt	$684.3	$631.1

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

On April 11, 2005, we amended and restated the Credit Facility to establish a new second lien $150 million term loan (Term Loan C), from which 50% of the net proceeds are to be used for general corporate purposes, with the remainder of the net proceeds used to repay a portion of the Term Loan B. Other amendments made at that time reduced our interest rate on the Term Loan B by 50 basis points, favorably modified the financial covenants, and allowed us to retain 50% of the net proceeds from the divestiture of our Hub and Drum business for capital expenditures, among other things. The Term Loan C principal balance of $150 million is due on June 3, 2010. On March 31, 2006, we amended the Credit Facility to favorably modify the financial covenants, among other changes. In connection with this amendment the interest rates were increased by 25 basis points on the Term Loan B and 50 basis points on the Term Loan C.

The Credit Facility contains covenants restricting our ability and the ability of our subsidiaries to issue more debt, pay dividends, repurchase stock, make investments, merge or consolidate, transfer assets and enter into transactions with affiliates. These restrictive covenants are customary for such facilities and subject to certain exceptions. The Credit Facility also contains certain financial covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. We and substantially all of our material direct and indirect domestic subsidiaries guaranteed HLI’s obligations under the Credit Facility.

As of January 31, 2006 there were no outstanding borrowings and approximately $17.9 million in letters of credit issued under the Revolving Credit Facility. As of January 31, 2005, there were no outstanding borrowings and approximately $19.0 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at January 31, 2006 and 2005 was approximately $63.7 million and $81.0 million, respectively. At January 31, 2006 the Revolving Credit Facility was constrained due to the leverage covenant ($18.4 million impact). This constraint was eliminated subsequently as part of the Amendment dated March 31, 2006 to the Credit Facility. (See Note 25, Subsequent Events.)

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

Except as set forth below, the Senior Notes will not be redeemable at the option of HLI prior to June 15, 2007. Starting on that date, HLI may redeem all or any portion of the Senior Notes, at once or over time, upon the terms and

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions set forth in the senior note indenture agreement (Indenture). At any time prior to June 15, 2007, HLI may redeem all or any portion of the Senior Notes, at once or over time, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus a specified “make-whole” premium. In addition, at any time and from time to time prior to June 15, 2006, HLI may redeem up to a maximum of 35% of the aggregate principal amount of the Senior Notes with the proceeds of one or more public equity offerings at a redemption price equal to 110.5% of the principal amount thereof, plus accrued and unpaid interest. (See Note 19, Common Stock Offering).

The Indenture provides for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The Indenture also provides that a holder of the Senior Notes may, under certain circumstances, have the right to require that we repurchase such holder’s Senior Notes upon a change of control. The Senior Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally on a senior, unsecured basis by us and substantially all of our domestic subsidiaries.

Early Repayment of Long-Term Debt

On April 11, 2005, we used $70.5 million of the net proceeds from the Term Loan C to repay a portion of the Term Loan B. On November 16, 2005, we used a portion of the proceeds from the Hub and Drum sale to prepay approximately $19.9 million of the Term Loan B.

On March 12, 2004, we used a portion of the common stock offering net proceeds (See Note 19, Common Stock Offering) to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of our outstanding Senior Notes at a redemption price of 110.5%. This redemption resulted in a loss on early extinguishment of $11.8 million during the first quarter of fiscal 2004, including $2.6 million related to original issue discount and debt issuance costs on the redeemed portion of the Senior Notes.

We also used a portion of the primary stock offering proceeds to prepay $16.0 million, plus accrued and unpaid interest thereon, of our Term Loan B on February 12, 2004. Upon prepayment, we recognized a loss on early extinguishment of $0.4 million related to debt issuance costs on the prepaid portion of the Term Loan B. (See Note 19, Common Stock Offering).

Note 13.	Pension Plans and Postretirement Benefits Other Than Pensions

We sponsor several defined benefit pension plans (Pension Benefits) and health care and life insurance benefits (Other Benefits) for certain employees around the world. We fund the Pension Benefits based upon the funding requirements of United States and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets, and the net amount recognized in the consolidated balance sheets as of January 31 for the years indicated. For the year ended January 31, 2006 we have included certain other international plan pension benefits (based on an October 31 measurement date, dollars in millions):

	Successor
	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2006	2005	2006	2005	2006	2005

Change in Benefit Obligation:
Benefit obligation at beginning of year	$193.8	$186.8	$191.8	$190.9	$142.5	$134.6
Service cost	1.0	—	0.1	0.1	0.7	0.8
Interest cost	10.7	11.2	10.6	10.7	6.7	7.1
Employee contributions	—	—	—	—	0.2	—
Plan curtailments	—	—	—	—	0.2	—
Actuarial loss	13.5	13.0	5.8	7.8	13.7	4.3
Benefits and expense paid	(18.4)	(17.2)	(16.5)	(17.7)	(18.9)	(8.6)

Benefit obligation at end of year	$200.6	$193.8	$191.8	$191.8	$145.1	$138.2

Change in Plan Assets:
Fair value of plan assets at beginning of year	$123.3	$127.0	$—	$—	$10.5	$8.4
Actual return on plan assets	20.8	9.6	—	—	1.2	(2.0)
Company contributions	11.0	5.0	—	—	8.6	0.4
Employee contributions	—	—	—	—	0.2	—
Benefits paid and plan expenses	(18.4)	(18.3)	—	—	(9.1)	(0.1)

Fair value of plan assets at end of year	$136.7	$123.3	$—	$—	$11.4	$6.7

Funded Status:
Funded status of plan	$(63.9)	$(70.5)	$(191.8)	$(191.8)	$(133.7)	$(131.5)
Unrecognized net actuarial (gain) loss	(1.9)	(3.9)	(6.7)	(12.4)	15.0	2.8
Adjustment to recognize additional minimum liability	—	—	—	—	—	(3.6)
Company contributions	3.4	1.3	3.2	4.3	—	—

Accrued benefit cost	$(62.4)	$(73.1)	$(195.3)	$(199.9)	$(118.7)	$(132.3)

Amount recognized in Consolidated Balance Sheet:
Prepaid benefit cost	$—	$—	$—	$—	$0.1	$1.5
Accrued benefit cost	(62.4)	(73.1)	(195.3)	(199.9)	(134.4)	(130.8)
Accumulated other comprehensive loss	—	—	—	—	15.6	3.6

Net amount recognized	$(62.4)	$(73.1)	$(195.3)	$(199.9)	$(118.7)	$(125.7)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated projected benefit obligation (APBO), and fair value of plan assets for the benefit plans with accumulated benefit obligations in excess of plan assets for the United States plans were $200.6 million, $191.8 million, and $136.7 million, respectively, as of January  31, 2006, and $193.8 million, $191.8 million, and $123.3 million, respectively, as of January 31, 2005. The components of net periodic benefit costs included in operating results are as follows (dollars in millions):

	United States Plans
	Pension Benefits				Other Benefits
	Successor			Predecessor	Successor			Predecessor
			Eight	Four			Eight	Four
	Year	Year	Months	Months	Year	Year	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003	2006	2005	2004	2003

Components of net periodic benefit cost (income):
Service cost	$1.0	$0.2	$0.3	$0.1	$0.1	$0.1	$0.1	$—
Interest cost	10.7	11.2	7.4	3.8	10.6	10.7	7.8	4.0
Expected return on plan assets	(9.4)	(9.6)	(6.0)	(3.0)	—	—	—	—
Net amortization and deferral	—	—	—	1.0	—	(1.2)	—	2.1

Net benefit cost	$2.3	$1.8	$1.7	$1.9	$10.7	$9.6	$7.9	$6.1

	International Plans —
	Pension Benefits
	Successor			Predecessor
			Eight	Four
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003

Components of net periodic benefit cost (income):
Service cost	$0.7	$0.7	$0.2	$0.1
Interest cost	6.7	6.8	4.5	2.2
Expected return on plan assets	(0.5)	(2.1)	(0.1)	(0.1)
Net amortization and deferral	0.1	—	—	0.2
Curtailment/Settlement loss recognized	0.3	—	—	—

Net benefit cost	$7.3	$5.4	$4.6	$2.4

The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above were as follows:

	Successor
	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2006	2005	2006	2005	2006	2005

Weighted average assumptions:
Discount rate	5.75%	5.75%	5.75%	5.75%	5.00%	5.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A	—	5.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	2.50%	2.10%

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 31, 2006, the assumed annual health care cost trend rate used in measuring the APBO approximated 12.00% declining to 5.00% in years 2013 and thereafter. Increasing the assumed cost trend rate by 1% each year would have increased the APBO and service and interest cost components by approximately $16.9 million and $1.0 million, respectively, for fiscal 2005. Decreasing the assumed cost trend rate by 1% each year would have decreased the APBO and service and interest cost components by approximately $14.4 million and $0.8 million, respectively, for fiscal 2005.

Expected Return on Assets

To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption for the United States plans.

Pension Plan Contributions

During fiscal 2006, we expect to make contributions to our United States and international pension plans of $16.2 million and $9.4 million, respectively.

Projected United States Benefit Payments

In each of the next five fiscal years, we expect that our United States pension and other postretirement benefit plans will pay participant benefits as follows (dollars in millions):

	Successor
	2006	2007	2008	2009	2010	Total

Pension plans	$14.9	$14.5	$14.1	$13.8	$13.6	$70.9
Health care and life insurance benefit plans	14.9	15.4	15.8	15.9	15.9	77.9

Pension Benefit Asset Information

Our United States pension plans’ weighted-average pension asset allocation by asset category at December 31, 2005 and 2004 are as follows:

	Successor
	2005	2004

Asset Category:
Domestic equity	54.4%	55.0%
International equity	15.9%	15.4%
Fixed income	26.8%	22.9%
Guaranteed investment contract	0.9%	1.7%
Cash	2.0%	5.0%

Total	100.0%	100.0%

In addition to the broad asset allocation described above, the following policies apply to individual asset classes:

•	Fixed income investments are oriented toward risk averse, investment grade securities. With the exception of U.S. Government securities, in which the plan may invest the entire fixed income allocation, fixed income investments are required to be diversified among individual securities and sectors. There is no limit on the maximum maturity of securities held. Short sales, margin purchases and similar speculative transactions are prohibited.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Equity investments are diversified among capitalization and style and are required to be diversified among industries and economic sectors. Limitations are placed on the overall allocation to any individual security. Short sales, margin purchases, and similar speculative transactions are prohibited.

The Board of Directors has established the Investment Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts. The Committee has an investment policy for the Pension Plan assets that establishes target asset allocations for the above listed asset classes as follows:

	Successor
	Policy Target	Policy Range

Asset Class:
Domestic equity	55.0%	35-75%
International equity	15.0%	10-20%
Fixed income	30.0%	25-35%

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

Medicare Prescription Drug, Improvement, and Modernization Act

The Medicare Prescription Drug, Improvement, and Modernization Act, which was signed into law on December 8, 2003, expanded Medicare to include, for the first time, coverage for prescription drugs. We sponsor retiree welfare programs and have determined that this legislation reduces our costs for some of these programs. In accordance with guidance from the FASB, we adopted the provisions of FSP 106-2 in the third quarter of 2004 and elected to recognize the effect of the subsidy retroactively. The reduction in interest costs related to the third quarter of fiscal 2004 was $0.2 million and the increased amortization of net gain for the same period was $0.2 million. The reduction in our accumulated postretirement benefit obligation was approximately $13.3 million at January 31, 2005.

Other Benefits

We also have contributory employee retirement savings plans covering substantially all of our domestic employees. The employer contribution is determined at our discretion and totaled approximately $14.6 million, $15.3 million, $9.4 million, and $7.2 million for the years ended January 31, 2006 and 2005, the eight months ended January 31, 2004, and the four months ended May 31, 2003, respectively. On April 7, 2006, we announced that we were temporarily suspending employer contributions to these plans.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Asset Impairments and Other Restructuring Charges

Asset impairments and other restructuring charges by segment are as follows (dollars in millions):

	Successor
	Year Ended January 31, 2006
	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$3.3	$—	$—	$3.3
Impairment of land, building, machinery, equipment, tooling and definite lived intangible assets	9.3	185.7	—	195.0
Severance and other restructuring costs	5.0	—	—	5.0

Total	$17.6	$185.7	$—	$203.3

	Year Ended January 31, 2005
	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$4.8	$(0.2)	$—	$4.6
Impairment of machinery, equipment, and tooling	2.2	—	—	2.2
Severance and other restructuring costs	1.4	0.6	0.4	2.4

Total	$8.4	$0.4	$0.4	$9.2

	Eight Months Ended January 31, 2004
	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$1.0	$0.8	$—	$1.8
Impairment of machinery, equipment, and tooling	19.9	6.7	—	26.6
Severance and other restructuring costs	0.5	—	—	0.5

Total	$21.4	$7.5	$—	$28.9

	Predecessor
	Four Months Ended May 31, 2003
	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$0.9	$—	$—	$0.9
Impairment of manufacturing facilities	0.5	0.1	—	0.6
Impairment of machinery, equipment, and tooling	1.5	3.3	—	4.8
Severance and other restructuring costs	0.1	—	—	0.1

Total	$3.0	$3.4	$—	$6.4

Asset Impairment Losses and Other Restructuring Charges for the Year Ended January 31, 2006

We recorded total asset impairment losses and other restructuring charges of $203.3 million for the year ended January 31, 2006.

The expense for the Automotive Wheels segment was $17.6 million, which included continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, we recorded an impairment to the assets of our Huntington, Indiana facility, which is expected to close in 2006. In our International Wheels operations, we recorded

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring costs for the Manresa, Spain and Hoboken, Belgium facilities to more closely align capacity with expected demand and as a result of productivity initiatives.

The Components segment reported machinery, equipment, and tooling impairments of $185.7 million related to the Cadillac, Montague, and Southfield, Michigan facilities; the Ferndale, Michigan technical center; the Bristol, Indiana facility; and the Tegelen and Bergen, Netherlands facilities; and its definite lived intangible assets. During our testing of recoverability of long lived assets under FASB SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the asset values of these facilities were not deemed recoverable based on our most recent projections, therefore these facilities were written down to fair value. The Cadillac, Michigan operation was sold on December 5, 2005.

Asset Impairment Losses and Other Restructuring Charges for the Year Ended January 31, 2005

We recorded total asset impairment losses and other restructuring charges of $9.2 million for the year ended January 31, 2005. The expense for the Automotive Wheels segment was $8.4 million, which consisted primarily of continuing facility closure costs related to the Howell, Michigan and Bowling Green, Kentucky facilities. In addition, we recorded severance charges for our South African facility. The Components segment expense of $0.4 million was related to the rationalization of our international suspension operations of $0.6 million and a reversal of $0.2 million of facility closure costs that had previously been accrued.

Asset Impairment Losses and Other Restructuring Charges for the Eight Months Ended January 31, 2004

We recorded total asset impairment losses and other restructuring charges of $28.9 million for the eight months ended January 31, 2004. The expense for the Automotive Wheels segment was $21.4 million, which consisted primarily of the write-down to fair market value of property, plant, and equipment at the Gainesville, Georgia; Howell, Michigan; and La Mirada, California facilities. The Components segment expense of $7.5 million was related primarily to the write-down of property, plant, and equipment at the Wabash, Indiana facility as well as impairments on certain machinery and equipment within the Components segment.

Asset Impairment Losses and Other Restructuring Charges for the Four Months Ended May 31, 2003

We recorded total asset impairment losses and other restructuring charges of $6.4 million for the four months ended May 31, 2003. The expense for the Automotive Wheels segment was $3.0 million, which consisted primarily of facility closure costs related to the Bowling Green, Kentucky facility. Additionally, the Thailand greenfield site was written down to its fair market value as was the Petersburg, Michigan facility, which was sold in the following fiscal year. The Components segment expense of $3.4 million was primarily comprised of impairment charges on idle machinery and equipment.

Facility Exit Cost and Severance Accruals

The following table describes the activity in the balance sheet accounts affected by the severance and other facility exit costs (dollars in millions):

	Successor
		Accrual of
		Severance	Cash Payments
	January 31,	and Other	and Effects	January 31,
	2005	Restructuring	of Foreign	2006
	Accrual	Charges	Currency	Accrual

Facility exit costs	$0.2	$3.3	$(3.5)	$—
Severance	0.7	5.0	(4.9)	0.8

Total	$0.9	$8.3	$(8.4)	$0.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Commitments and Contingencies

Matters Related to Restatement of Financial Statements

On February 19, 2002, we issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods, and for the fiscal quarter ended April 30, 2001. The restatement was the result of our failure to properly apply certain accounting standards generally accepted in the United States, and because certain accounting errors and irregularities in our financial statements were identified. As previously disclosed, the SEC has been conducting an investigation into the facts and circumstances giving rise to the restatements. We have been cooperating with the SEC in connection with such investigation. On June 8, 2005, we received a “Wells Notice” from the staff of the SEC in connection with the SEC’s investigation.

Under the SEC’s procedures, a Wells Notice indicates that the SEC staff has made a preliminary decision to recommend that the SEC bring a civil enforcement action against the recipient of the notice. The Wells Notice we received indicates that the staff intends to recommend that the Commission bring an enforcement action against us alleging certain violations, including violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 and related rules thereunder. Section 10(b) and Rule 10b-5 contain the basic antifraud provisions of the federal securities laws. Sections 13(a) and 13(b)(2)(A) and (B) and Rules 12b-20 contain certain of the obligations of public companies to file periodic and other reports with the SEC and, in connection therewith, to maintain accurate financial books and records and appropriate internal accounting controls. The staff of the SEC advised us that it currently does not intend to recommend that the SEC seek to impose any monetary penalties or fines in connection with any civil enforcement action related to the restatements.

We have the opportunity to respond to the SEC staff before the staff makes its formal recommendation on whether any action should be brought by the SEC. We have had discussions with the SEC staff regarding the Wells Notice and are continuing to cooperate fully with the staff in an effort to bring the matter to an appropriate and timely resolution. Although the staff of the SEC has advised us that it currently does not intend to recommend that the SEC seek to impose any monetary penalties or fines, the Commission may take other corrective actions against us that could have a significant negative impact on our financial condition.

Legal Proceedings

On May 3, 2002, a class action lawsuit was filed against thirteen of our former directors and officers (but not us) and KPMG LLP, our independent registered public accounting firm, in the U.S. District Court for the Eastern District of Michigan, seeking damages for a class of persons who purchased our bonds between June 3, 1999 and September 5, 2001 and who claim to have been injured because they relied on our allegedly materially false and misleading financial statements. Additionally, before the date we commenced our Chapter 11 Bankruptcy case, four other class actions were filed in the U.S. District Court for the Eastern District of Michigan against us and certain of our directors and officers on behalf of a class of purchasers of our common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. Pursuant to our Plan of Reorganization, we agreed, subject to certain conditions, to indemnify certain of our former directors against certain liabilities, including those matters described above, up to an aggregate of $10 million. On July 20, 2005 the court approved a settlement, which includes payment by certain defendants, including the former directors, of $7.2 million. On June 3, 2005, the former directors filed suit against us in the Delaware Court of Chancery seeking indemnification under the Plan of Reorganization. We dispute that any indemnification obligation exists and have filed a motion to dismiss the former directors’ claims. However, the court may ultimately determine that such an indemnification obligation does exist and the amount of the obligation could be material.

In October 2003, General Electric Credit Corporation (GECC) filed an amended administrative claim in the Bankruptcy Court for $7.5 million relating to certain leased equipment. The leases were rejected during our Chapter 11 cases. GECC is alleging that its damages were incurred post-petition because the equipment was

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

returned post-petition. If the Bankruptcy Court determines that GECC’s damages are a post-petition expense, GECC may be entitled to an administrative claim for the claim’s full amount. We are disputing the amount and the merits of GECC’s claim. On February 1, 2005, the parties concluded a bench trial on the matter. In March 2006 the court entered a judgment in favor of GECC of approximately $1.2 million, plus interest. We are currently evaluating the judgment to determine if we will appeal.

We are the defendant in a patent infringement matter filed in 1997 in the U.S. District Court for the Eastern District of Michigan. Lacks Incorporated (Lacks) alleged that we infringed on three patents held by Lacks relating to chrome-plated plastic cladding for steel wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001, the special master issued a report finding that Lacks’ third patent was invalid and recommending that Lacks’ remaining claims be dismissed; the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. Discovery on the remanded claims is ongoing. In July 2003, Lacks filed an administrative claim in the Bankruptcy Court for $12 million relating to the alleged patent infringement.

We were party to a license agreement with Kuhl Wheels, LLC (Kuhl), whereby Kuhl granted us an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (Kuhl Wheel), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between us and Kuhl in connection with our bankruptcy proceeding. The original license agreement (as amended, the License Agreement), dated May 11, 1999, granted us a non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide us with an exclusive worldwide license. On January 14, 2003, we filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the U.S. District Court for the Eastern District of Michigan. We commenced such action seeking a declaration of noninfringement of two U.S. patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against us, and disclosing and using our technologies, trade secrets, and confidential information to develop, market, license, manufacture, or sell automotive wheels.

The nature of our business subjects us to litigation in the ordinary course of our business. In addition, we are from time to time involved in other legal proceedings. Although claims made against us prior to May 12, 2003, the date on which the Plan of Reorganization was confirmed, except as described in the immediately following paragraph, were discharged and are entitled only to the treatment provided in the Plan of Reorganization or in connection with settlement agreements that were approved by the Bankruptcy Court prior to our emergence from bankruptcy, we cannot guarantee that any remaining or future claims will not have a significant negative impact on our results of operations and profitability. In addition, certain claims made after the date of our bankruptcy filing may not have been discharged in the bankruptcy proceeding.

Claims made against us prior to the date of the bankruptcy filing or the confirmation date may not have been discharged if the claimant had no notice of the bankruptcy filing or various deadlines in the Plan of Reorganization. Although certain parties have informally claimed that their claims were not discharged, we are not presently aware of any party that is seeking to enforce claims that we believe were discharged or a judicial determination that their claims were not discharged by the Plan of Reorganization. In addition, in other bankruptcy cases, states have challenged whether their claims could be discharged in a federal bankruptcy proceeding if they never made an appearance in the case. This issue has not been finally settled by the U.S. Supreme Court. Therefore, we can give no assurance that our emergence from bankruptcy resulted in a discharge of all claims against us with respect to periods prior to the date we filed for bankruptcy protection. Any such claim not discharged could have a material adverse effect on our financial condition and profitability; however, we are not presently aware of any such claims. Moreover, our European operations and certain other foreign operations did not file for bankruptcy protection, and claims against them are not affected by our bankruptcy filing.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the ordinary course of our business, we are a party to other judicial and administrative proceedings involving our operations and products, which may include allegations as to manufacturing quality, design, and safety. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and which may or may not cover any or all of our liabilities in respect of claims and lawsuits. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance rights under indemnification agreements, and established reserves for uninsured liabilities), we believe that the outcome of these proceedings will not have a material adverse effect on the financial condition or ongoing results of our operations.

We are exposed to potential product liability and warranty risks that are inherent in the design, manufacture and sale of automotive products, the failure of which could result in property damage, personal injury, or death. Accordingly, individual or class action suits alleging product liability or warranty claims could result. Although we currently maintain what we believe to be suitable and adequate product liability insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. In addition, we may be required to participate in a recall involving such products, for which we maintain only limited insurance. A successful claim brought against us in excess of available insurance coverage, if any, or a requirement to participate in any product recall, could have a material adverse effect on our results of operations or financial condition.

Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), we currently have potential environmental liability arising out of both of our wheel and non-wheel businesses at 15 Superfund sites (Sites). Five of the Sites were related to the operations of Motor Wheel prior to the divestiture of that business by The Goodyear Tire & Rubber Co. (Goodyear). In connection with the 1986 purchase of Motor Wheel by MWC Holdings, Inc. (Holdings), Goodyear agreed to retain all liabilities relating to these Sites and to indemnify and hold Holdings harmless with respect thereto. Goodyear has acknowledged this responsibility and is presently representing our interests with respect to all matters relating to these five Sites.

As a result of activities that took place at our Howell, Michigan facility prior to our acquisition of it, the U.S. Environmental Protection Agency (EPA) recently performed under CERCLA, remediation of PCB’s from soils on our property and sediments in the adjacent south branch of the Shiawassee River. The Michigan Department of Environmental Quality has indicated it intends to perform in 2006 (and possibly continuing into 2007) additional remediation of these soils and river sediments. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. (Cast Forge) (the previous owner of this site) and the State of Michigan, any additional remediation of the PCBs is the financial responsibility of the State of Michigan and not of Cast Forge or its successors or assigns (including us). The EPA concurred in the consent judgment.

We are working with various government agencies and the other parties identified by the applicable agency as “potentially responsible parties” to resolve our liability with respect to seven Sites. Our potential liability at each of these Sites is not currently anticipated to be material.

We have potential environmental liability at the four remaining Sites arising out of businesses presently operated by Kelsey-Hayes. Kelsey-Hayes has assumed and agreed to indemnify us with respect to any liabilities associated with these Sites. Kelsey-Hayes has acknowledged this responsibility and is presently representing our interests with respect to these sites.

Kelsey-Hayes and, in certain cases, we may remain liable with respect to environmental cleanup costs in connection with certain divested businesses relating to aerospace, heavy-duty truck components, and farm implements under federal and state laws and under agreements with purchasers of these divested businesses. We believe, however, that such costs in the aggregate will not have a material adverse effect on our consolidated operations or financial condition and, in any event, Kelsey-Hayes has assumed and agreed to indemnify us with respect to any liabilities arising out of or associated with these divested businesses.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the Sites, we also have potential environmental liability at two state-listed sites in Michigan and one in California. One of the Michigan sites is covered under the indemnification agreement with Goodyear described above. We are presently working with the Michigan Department of Environmental Quality to resolve our liability with respect to the second Michigan site, for which no significant costs are anticipated. The California site is a former wheel manufacturing site operated by Kelsey-Hayes in the early 1980’s. We are working with two other responsible parties and with the State of California on the investigation and remediation of this site.

Leases

We lease certain production facilities and equipment under various agreements expiring in fiscal years ending January 31, 2007 to 2011 and later. The following is a schedule of future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2006 (dollars in millions):

	Successor
	Capital	Operating

2007	$5.7	$14.8
2008	4.1	9.5
2009	4.0	7.1
2010	4.0	5.1
2011 and later years	5.7	3.1

Total minimum payments required	$23.5	$39.6

Less amount representing interest	(4.5)

Present value of net minimum capital lease payments	19.0
Less current installments of obligations under capital leases	(3.4)

Obligations under capital leases, excluding current installments	$15.6

Rent expense was $16.6 million, $18.4 million, $13.3 million, and $0.8 million for the years ended January 31, 2006 and 2005, the eight months ended January 31, 2004, and the four months ended May 31, 2003, respectively.

Note 16.	Taxes on Income

Income tax expense was calculated based upon the following components of income from continuing operations before income taxes (dollars in millions):

	Successor			Predecessor
			Eight	Four
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003

U.S.	$(290.0)	$(106.9)	$(67.5)	$(310.1)
Foreign	(172.1)	69.2	37.0	338.3

Total	$(462.1)	$(37.7)	$(30.5)	$28.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax (benefit) expense attributable to continuing operations is summarized as follows (dollars in millions):

	Successor			Predecessor
			Eight	Four
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003

Current:
Federal	$0.2	$—	$—	$—
State and local	1.2	1.9	1.0	7.1
Foreign	22.8	24.8	11.6	1.9

	24.2	26.7	12.6	9.0
Deferred:
Federal	(6.5)	(1.4)	—	—
State and local	(0.7)	—	—	—
Foreign	(18.2)	(8.0)	(1.7)	51.3

	(25.4)	(9.4)	(1.7)	51.3

Income tax (benefit) expense	$(1.2)	$17.3	$10.9	$60.3

The income tax expense for fiscal 2005 includes an expense of $1.9 million for the recognition of a valuation allowance against the deferred tax assets of the operations in Chihuahua, Mexico. The deferred tax expense (benefit) for fiscal 2005 and 2004 includes benefits related to operating loss carryforwards generated of $6.4 million and $4.7 million, respectively, for which no valuation allowance was established.

A reconciliation of tax expense (benefit) computed at the United States Federal statutory rate of 35% to the actual income tax expense (benefit) attributable to continuing operations follows (dollars in millions):

	Successor			Predecessor
			Eight	Four
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003

Federal tax expense (benefit) computed at statutory rate	$(161.7)	$(13.3)	$(10.7)	$9.9
Increase (decrease) resulting from:
State taxes	0.6	1.1	1.0	7.1
Goodwill impairment	68.4	—	—	—
Non-deductible expenses	2.4	2.6	1.2	—
Foreign statutory tax rate differential	(11.6)	(7.0)	(1.9)	2.5
Change in foreign tax rates	0.4	(0.6)	(2.6)	—
Tax holidays	(4.3)	(5.1)	(2.2)	(0.8)
Deductible reorganization expenses	—	—	—	(21.6)
Loss on sale of subsidiary stock	(14.7)	—	—	—
Intercompany financing	(4.8)	(4.3)	(1.4)	—
Recognition of goodwill in fresh start accounting	—	—	—	(67.4)
Tax exempt income	(0.3)	(2.8)	—	—
Parent taxation of subsidiary earnings	0.8	2.3	—	87.5
Change in valuation allowance	128.4	45.4	26.7	43.3
All other items	(4.8)	(1.0)	0.8	(0.2)

Income tax (benefit) expense	$(1.2)	$17.3	$10.9	$60.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the four months ended May 31, 2003, the recognition of goodwill in fresh start accounting refers to the financial statement gain recognized related to goodwill for which no deferred tax liability was recorded; the parent taxation of subsidiary earnings refers to the recognition of gain for tax purposes related to investment in subsidiaries. The gain recognized for tax purposes, as a result of the emergence from bankruptcy at the Effective Date, was fully offset by net operating loss carryforwards resulting in zero current federal tax liability.

We were granted tax holidays in the Czech Republic and Thailand based upon investments made at our facilities located in those countries. We expect to reach the maximum benefit allowed under the Czech Republic tax holiday in fiscal 2009. Similarly, we expect to fully utilize the total benefit approved in Thailand by fiscal 2012.

Deferred tax assets (liabilities) result from differences in the bases of assets and liabilities for tax and financial statement purposes. The deferred tax assets (liabilities) include amounts relating to both continuing and discontinued operations. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows (dollars in millions):

	Successor
	January 31,	January 31,
	2006	2005

Deferred tax assets attributable to:
Accrued liabilities	$22.7	$32.9
Operating loss carryforwards	173.8	90.1
Property, plant, and equipment	40.1	10.7
Pension	59.0	43.9
Inventories	6.1	5.1
Other	8.3	6.9

Total gross deferred tax assets	310.0	189.6
Less valuation allowance	(236.3)	(107.9)

Net deferred tax assets	73.7	81.7
Deferred tax liabilities attributable to:
Property, plant, and equipment	(48.9)	(53.2)
Intangible assets	(60.5)	(76.9)
Intercompany notes	(2.9)	(16.3)
Other	(7.4)	(4.4)

Total gross deferred tax liabilities	(119.7)	(150.8)

Net deferred tax liabilities	$(46.0)	$(69.1)

Deferred tax assets (liabilities) are presented within the consolidated balance sheets as follows (dollars in millions):

	Successor
	January 31,	January 31,
	2006	2005

Current assets	$3.5	$2.2
Current liabilities	(0.8)	—
Non current assets	14.0	9.8
Non current liabilities	(62.7)	(81.1)

Net deferred tax liabilities	$(46.0)	$(69.1)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have U.S. Federal net operating loss carryforwards of $274.3 million expiring in 2024 through 2026, and foreign net operating loss carryforwards of $169.5, million, of which $47.2 million expire in years 2009 through 2019, and $122.3 million may be carried forward indefinitely. In addition, we have U.S. Federal capital loss carryforwards of $51.2 million, which expire in 2009 and 2011, and state net operating loss carryforwards of $82.1 million, which expire in 2010 through 2026.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We expect the deferred tax assets, net of the valuation allowance, at January 31, 2006 to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations.

We have recorded deferred tax assets of $12.9 million related to losses in two foreign jurisdictions which have indefinite carryforward periods. Realization is dependent on generating sufficient taxable income. Although realization is not assured, we believe it is more likely than not that these deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As a result of the Merger between the Predecessor and HLI, all tax carryforwards of the U.S. consolidated group were reduced to zero. As such, the gross deferred tax assets and the related valuation allowance were reduced by $295.6 million during the four months ended May 31, 2003. We increased the valuation allowance during fiscal 2005, fiscal 2004, and the eight month period ended January 31, 2004 by $128.4 million, $45.4 million, and $26.7 million, respectively. If the deferred tax assets as of January 31, 2006 that have a valuation allowance recorded against them are subsequently realized, the amount that would be allocated to goodwill is estimated at $39.3 million.

We have not recognized a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. The amounts of such temporary differences as of January 31, 2006 and January 31, 2005 were estimated to be $67.0 million and $200.9 million, respectively. This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. It is not practicable to estimate the amount of the unrecognized deferred tax liability.

The American Jobs Creation Act of 2004 introduced legislation allowing companies the opportunity to receive a one-time deduction from taxable income for dividends paid to companies in the United States (the repatriation provisions). We completed our evaluation of the impact of the repatriation provisions and did not pay any dividends to United States companies pursuant to these provisions.

Note 17.	Investments in Joint Ventures

On August 9, 2004 we entered into an aluminum wheel joint venture with operations in Manisa, Turkey. On November 28, 2005 we announced that we had increased our ownership stake in this aluminum wheel joint venture. We, along with Inci Holding A.S., one of the other two original joint venture partners in Jantas Aluminum Wheels, acquired the 35 percent interest in the joint venture previously held by Cromodora Wheels S.p.A. As a result of the transactions, we increased our interest from 40 percent to 60 percent, while Inci Holding A.S. increased its share from 25 percent to 40 percent. Following the acquisition of the interest of Cromodora Wheels S.p.A., the joint venture was merged with and into Hayes Lemmerz Inci Jant Sanayi A.S., which expects to begin production of aluminum wheels for the Turkish and European markets beginning in 2006.

On November 13, 2003, we acquired an additional 35% ownership interest in our Turkish steel truck wheel joint venture for $15.0 million in cash of which $1.1 million was paid in the first quarter of fiscal 2004. As a result of this acquisition, we own 60% of the subsidiary, Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., which became our consolidated subsidiary beginning in the fourth quarter of fiscal 2003. As part of this transaction, we sold an

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximate 7.8% interest in another Turkish subsidiary, Hayes Lemmerz Inci Jant Sanayi A.S., for $2.4 million. This sale reduced our holdings in Hayes Lemmerz Inci Jant Sanayi A.S. to 60%.

As a result of the HLI Jantas transaction on November 13, 2003, the sale of our equity in the Mexican wheel operations, and purchase of certain assets and liabilities of the cast aluminum wheel facility in Chihuahua, Mexico on January 15, 2004 as discussed in Note 4, Acquisitions and Divestitures of Business, we did not hold any significant investments in joint ventures as of January 31, 2004.

In June 1996 we entered into a joint venture to assemble wheels/tires in Brazil with Bridgestone/Firestone and Lochpe-Maxxion. We, along with the partners, have each jointly owned 33% of the venture since creation.

Note 18.	Stock Based Benefit Plans

Upon the Effective Date, all options under the Predecessor Company’s stock option plans were cancelled and those plans were terminated in accordance with the Plan of Reorganization.

In conjunction with the Plan of Reorganization, we filed a proposed critical employee retention plan (the CERP), which was designed to compensate certain critical employees in order to assure their retention and availability during our restructuring. On May 30, 2002, the CERP was approved by the Bankruptcy Court.

The CERP had two components that (i) rewarded critical employees who remained employed with us (and certain affiliates of ours that are not directly involved in the restructuring) during and through the completion of the restructuring (Retention Bonus) and (ii) provided additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeded an established baseline (Restructuring Performance Bonus).

A portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted stock of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units vested 50% on July 28, 2004 and 50% on July 28, 2005.

Also in conjunction with the Plan of Reorganization, we filed a proposed Long-Term Incentive Plan with the Bankruptcy Court. The Long-Term Incentive Plan was approved by the Bankruptcy Court on May 12, 2003 in connection with the confirmation of the Plan of Reorganization, and in accordance with Section 303 of the Delaware General Corporation Law, such approval constituted stockholder approval of the Long-Term Incentive Plan. The Long-Term Incentive Plan became effective on July 23, 2003, the date that the Plan was approved by our Board of Directors. No award may be granted under the Long-Term Incentive Plan after July 23, 2013.

The Long-Term Incentive Plan provides for the grant of incentive stock options (ISOs), stock options that do not qualify as ISOs, restricted shares of common stock, and restricted stock units (collectively, the awards). The number of shares subject to awards under the Long-Term Incentive Plan is 3,734,554 (subject to adjustment in certain circumstances as provided for in the plan). Any officer, director, or key employee of Hayes Lemmerz International, Inc. or any of its subsidiaries is eligible to be designated a participant in the Long-Term Incentive Plan.

On July 28, 2003, we granted 1,887,162 stock options and 1,258,107 restricted stock units to certain employees and officers, and 65,455 options and 43,637 restricted stock units to non-employee members of our Board of Directors. The weighted average exercise price of the stock options was $13.93 per share, which was equal to the fair value on the date of grant. The stock options granted to certain of our employees and officers vest 25% per year over a four year period. The restricted stock units granted to certain of our employees and officers vest one third after three years and the remaining two thirds after four years. The stock options and restricted stock units granted to the non-employee directors vest one-third on the date of the grant and one-third on each of the first and second anniversaries of the grant. At January 31, 2006, we had 449,983 shares available for award.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 17, 2006 the Board of Directors approved the immediate acceleration of vesting of unvested and “out of the money” non-qualified stock options previously awarded to officers and employees. The affected options held by officers and employees had a range of exercise prices between $3.53 and $18.93, with a weighted average exercise price of $13.19. Options exercisable for a total of 890,038 shares were accelerated. No unvested options held by outside directors were accelerated. The closing price per share of our common stock on January 17, 2006 was $4.20. All affected stock options will continue to be governed by their respective original terms and conditions. The accelerated options represented 100% of the total of all of our outstanding options at January 17, 2006. The accelerated vesting of options is intended to eliminate any future reportable compensation expense relating to the accelerated options upon the adoption of SFAS 123(R), “Share Based Payments,” effective beginning in the first quarter of fiscal 2006. Our aggregate pre-tax compensation expense that will be avoided is approximately $1.8 million, of which approximately $1.3 million would have been recognized in fiscal 2006.

Stock option activity under the Long Term Incentive Plan is as follows:

	Successor
		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 31, 2003	—	—
Granted	1,982,906	$13.97
Exercised	—	—
Forfeited	(114,141)	13.93

Outstanding at January 31, 2004	1,868,765	$13.98
Granted	146,411	13.06
Exercised	—	—
Forfeited	(154,995)	13.91

Outstanding at January 31, 2005	1,860,181	$13.91
Granted	82,827	6.33
Exercised	—	—
Forfeited	(217,147)	13.87

Outstanding at January 31, 2006	1,725,861	$13.55
Balance exercisable at:
January 31, 2004	619,936	$13.98
January 31, 2005	468,061	$13.98
January 31, 2006	1,725,861	$13.55

The following table summarizes information about stock options outstanding at January 31, 2006:

	Successor
	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercisable Prices:	Shares	Life	Price	Shares	Price

$ 1.89 - $ 3.79	7,945	9.9	$3.53	7,945	$3.53
$ 3.79 - $ 5.68	35,416	9.3	5.14	35,416	5.14
$ 5.68 - $ 7.57	35,220	9.4	7.15	35,220	7.15
$ 7.57 - $ 9.47	17,798	8.7	8.51	17,798	8.51
$ 9.47 - $11.36	9,350	7.2	10.45	9,350	10.45
$11.36 - $13.25	21,895	8.5	12.62	21,895	12.62
$13.25 - $15.14	1,557,724	7.2	13.93	1,557,724	13.93
$15.14 - $17.04	17,135	8.0	16.07	17,135	16.07
$17.04 - $18.93	23,378	6.1	17.81	23,378	17.81

	1,725,861	7.32	$13.55	1,725,861	$13.55

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of stock options granted in fiscal 2005 were estimated on the respective dates of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

	Successor
	January 31, 2006	January 31, 2005

Risk free interest rate	4.06-4.46%	3.33-4.78%
Expected life	6.0	6.0
Expected volatility	49.0%	49.0%
Expected dividends	0%	0%

As a result of issuing the restricted stock units discussed above, we will recognize compensation expense of $21.1 million in results of operations over the respective vesting periods. During the years ended January 31, 2006 and 2005 and the eight months ended January 31, 2004, we recognized $5.3 million, $5.5 million, and $4.1 million, respectively, of compensation expense related to such restricted stock units.

At January 31, 2006, Series A Warrants to purchase 957,447 shares of common stock were outstanding. Each Series A Warrant allows the holder thereof to acquire one share of common stock for a purchase price of $25.83. The warrants are exercisable from June 3, 2003 through June 3, 2006. At January 31, 2006, Series B Warrants to purchase 957,447 shares of common stock were outstanding. Each Series B Warrant allows the holder thereof to acquire one share of common stock for a purchase price of $25.83. The warrants are exercisable from June 3, 2003 through June 3, 2008.

Note 19.	Common Stock Offering

On February 11, 2004, we closed on a primary offering of 7,720,970 shares of our common stock and a secondary offering of two million shares of our common stock. We used the net proceeds of the $117.0 million that we received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of our outstanding Senior Notes on March 12, 2004, to prepay $16.0 million, plus accrued and unpaid interest thereon, of our Term Loan B on February 12, 2004, and for general corporate purposes. (See Note 12, Bank Borrowings, Other Notes, and Long-Term Debt.)

Note 20.	Prior Period Accounting Errors

In August 2005, we discovered several accounting errors that would have impacted our reported results for prior periods. The two most significant of these errors related to the amount of amortization of definite lived intangible assets following the application of fresh start accounting and to the amount of foreign withholding taxes recorded with respect to certain expatriate employees beginning in fiscal 2003. The accounting errors resulted in an understatement of our net loss of approximately $1.1 million in fiscal 2003, approximately $1.3 million in fiscal 2004 and approximately $0.7 million in the first quarter of fiscal 2005. Since the impact to the annual financial statements for fiscal 2003 and 2004 was not material, we recorded additional expense of approximately $3.1 million in the second quarter of fiscal 2005 to reflect the cumulative effect of the errors. We conducted an internal investigation into these errors and found no evidence of any intentional misstatements of these amounts.

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

In September 2004, an employee reported certain accounting irregularities at our facility in Cadillac, Michigan, which produced cast suspension components. An investigation was conducted by outside legal counsel under the direction of the Audit Committee. Based on that investigation, we determined that certain amounts had been improperly recorded as assets on our consolidated balance sheets rather than treated as expenses on our consolidated statements of operations, resulting in an understatement of our net loss in fiscal 2003 of approximately $0.9 million and no net change to our net loss in the first six months of fiscal 2004. Since the impact to the fiscal 2003 annual and quarterly reporting periods and fiscal 2004 first half financial statements was not material in any individual reporting period, we recorded a cumulative adjustment (additional expense) of approximately $0.9 million in the third quarter of 2004 to reflect the proper accounting treatment.

The investigation conducted by outside legal counsel found that a former employee was responsible for the improper accounting entries at that Cadillac facility, which resulted in the financial impacts noted below. We terminated the employee responsible. The investigation found no evidence that there were similar issues at other facilities in the business unit.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expenses, properly recorded in the respective periods, would have impacted net loss during fiscal 2003 and first half 2004 as follows (dollars in millions, except per share amounts):

		Impact on Basic
	Impact on	and Diluted Net
Interim Period	Net Loss	Loss Per Share

Predecessor
Three Months Ended April 30, 2003	$—
One Month Ended May 31, 2003	(0.1)

Four Months Ended May 31, 2003	$(0.1)

Successor
Two Months Ended July 31, 2003	$(0.4)	$(0.01)
Three Months Ended October 31, 2003	(0.1)	—
Three Months Ended January 31, 2004	(0.3)	(0.01)

Eight Months Ended January 31, 2004	$(0.8)	$(0.02)

Note 21.	Off Balance Sheet Arrangements

On December 9, 2004 we established an accounts receivable securitization facility in the U.S., which provides funding from commercial paper conduits sponsored by commercial lenders. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors. Pursuant to the securitization facility, certain of our subsidiaries sell trade accounts receivable to a non-consolidated special purpose entity, which resells the receivables to a qualifying special purpose entity, which then pledges the receivables to secure borrowings from commercial paper conduits. The securitization transactions are accounted for as sales of the receivables under the provisions of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and were removed from the consolidated balance sheets. The proceeds received are included in cash flows from operating activities in the consolidated statements of cash flows. Costs associated with the receivables facility are recorded as other expense in the consolidated statements of operations. We began selling receivables pursuant to the securitization program during the fourth quarter of fiscal 2004.

At January 31, 2006 and 2005, the outstanding balance of receivables sold to special purpose entities was $112 million and $134 million, respectively. Our net retained interest at January 31, 2006 and 2005 was $101 million and $77 million, respectively, which is disclosed as other receivables on the condensed consolidated balance sheets and in cash flows from operating activities in the condensed consolidated statements of cash flows. Advances from conduits at January 31, 2006 and 2005 were $11 million and $57 million, respectively.

The discount rate was 4.4% and 2.4% at January 31, 2006 and 2005, respectively. In addition, the usage fee under the facility is 0.75% and we are required to pay a commitment fee of 0.5% of the maximum available funding.

During fiscal 2005, the credit ratings of Ford and GM, two of our largest customers, were downgraded by S&P and Moody’s. The impact of the ratings downgrade reduced the amount of Ford and GM receivables that are eligible to be securitized under our domestic accounts receivable securitization agreement. On January 17, 2006 we reduced this accounts receivable securitization agreement from $75 million to $50 million to reflect the Ford and GM impact.

Note 22.	Segment Information

We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from our operations that primarily

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Components segment includes results from our operations that primarily design and manufacture suspension, brake, and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes financial results related to the corporate office and the elimination of certain intercompany activities.

In the third quarter of fiscal 2005, our Commercial Highway Hub and Drum operations, which were previously reported in the Other segment, were reclassified to discontinued operations and assets held for sale. Prior year amounts have been realigned due to this reclassification.

Beginning February 1, 2005 our Akron facility, which was previously reported in the Other segment, is now reported in our Automotive Wheels segment consistent with management’s change in segment review based on product classifications. Prior year amounts have been realigned due to this reclassification.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in Note  2, Basis of Presentation and Summary of Significant Accounting Policies. We evaluate the performance of our operating segments based primarily on sales, operating profit, and cash flow.

The following tables present revenues and other financial information by business segment (dollars in millions):

	Successor			Predecessor
			Eight	Four
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003

Revenues:
Automotive Wheels	$1,594.4	$1,440.6	$846.4	$413.0
Components	682.8	696.4	460.2	248.1

Total	$2,277.2	$2,137.0	$1,306.6	$661.1

Earnings (loss) from operations:
Automotive Wheels	$(150.4)	$63.4	$30.7	$27.0
Components	(215.2)	(25.6)	(0.1)	9.5
Other	(29.8)	(18.0)	(19.3)	13.3

Total	$(395.4)	$19.8	$11.3	$49.8

Depreciation and amortization:
Automotive Wheels	$105.9	$110.3	$65.7	$26.2
Components	54.5	59.0	40.0	18.2
Other	4.7	2.9	1.3	0.8

Total	$165.1	$172.2	$107.0	$45.2

Capital expenditures:
Automotive Wheels	$78.6	$94.1	$53.2	$13.7
Components	44.3	55.6	44.0	11.2
Other	0.6	6.5	7.1	0.4

Total	$123.5	$156.2	$104.3	$25.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor			Predecessor
			Eight	Four
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003

Extraordinary gain on debt discharge:
Automotive Wheels	$—	$—	$—	$81.1
Components	—	—	—	58.3
Other	—	—	—	937.3

Total	$—	$—	$—	$1,076.7

The following table presents certain balance sheet information by business segment (dollars in millions):

	Successor
	January 31,	January 31,
	2006	2005

Total assets:
Automotive Wheels	$1,247.7	$1,378.8
Components	321.5	541.4
Other	230.0	370.0

Total	$1,799.2	$2,290.2

Goodwill:
Automotive Wheels	$197.8	$417.9
Components	—	—
Other	—	—

Total	$197.8	$417.9

The following table presents net revenues for each of the geographic areas in which we operate (dollars in millions):

	Successor			Predecessor
			Eight	Four
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003

Net revenues:
United States	$985.7	$992.4	$664.7	$375.6
All foreign countries	1,291.5	1,144.6	641.9	285.5

Total	$2,277.2	$2,137.0	$1,306.6	$661.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents long-lived assets (other than deferred tax assets) for each of the geographic areas in which we operate (dollars in millions):

	Successor
	January 31,	January 31,
	2006	2005

Total long lived assets:
United States	$298.9	$460.1
All foreign countries	883.8	1,207.3

Total	$1,182.7	$1,667.4

Customer Concentration

Approximately 50% of our revenues are from three automotive manufacturers and their affiliates. The following is a summary of the percentage of revenues from direct sales to these major customers on a worldwide basis:

	Successor			Predecessor
			Eight	Four
	Year	Year	Months	Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	May 31,
	2006	2005	2004	2003

Ford Motor Company	21.0%	19.7%	26.3%	15.8%
DaimlerChrysler	14.0%	13.6%	19.5%	8.2%
General Motors Corporation	15.0%	13.0%	15.1%	3.6%

Note 23.	Selected Quarterly Financial Data (Unaudited)

The following represents our restated selected quarterly financial data (dollars in millions, except per share amounts):

	Successor
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	January 31,	October 31,	July 31,	April 30,
	2006(1)	2005	2005	2005

Net sales	$528.0	$604.0	$556.0	$589.2
Gross profit	25.5	55.3	35.5	57.9
Loss from continuing operations before cumulative effect of change in accounting principle	(373.3)	(14.3)	(71.4)	(9.1)
Net loss	(366.2)	(13.3)	(70.3)	(7.7)
Basic and diluted net loss per share from continuing operations before cumulative effect of change in accounting principle	$(9.85)	$(0.38)	$(1.88)	$(0.24)
Basic and diluted net loss per share	$(9.67)	$(0.35)	$(1.85)	$(0.20)

(1)	Fourth quarter of fiscal 2005 results include the following significant items:

(a)	Goodwill impairment charge of $185.5 million as described in Note 9, “Goodwill and Other Intangible Assets.”

(b)	Asset impairment losses and other restructuring charges of $203.3 million as described in Note 14, “Asset Impairments and Other Restructuring Charges.”

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	January 31,	October 31,	July 31,	April 30,
	2005	2004	2004	2004

Net sales	$524.4	$546.0	$501.4	$565.2
Gross profit	20.5	54.3	45.7	70.0
Loss from continuing operations before cumulative effect of change in accounting principle	(45.1)	(5.1)	(11.1)	(2.8)
Net income (loss)	(48.3)	(5.3)	(9.8)	1.1
Basic and diluted net loss per share from continuing operations before cumulative effect of change in accounting principle	$(1.21)	$(0.13)	$(0.29)	$(0.08)
Basic and diluted net (loss) income per share	$(1.28)	$(0.14)	$(0.26)	$0.02

Note 24.	Condensed Consolidating Financial Statements

The following condensed consolidating financial statements present the financial information required with respect to those entities that guarantee certain of our debt.

The condensed consolidating financial statements are presented based on the equity method of accounting. Under this method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries’ cumulative results of operations, capital contributions, distributions, and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Guarantor and Nonguarantor Financial Statements

As further discussed in Note 1, Description of Business, Chapter 11 Filings and Emergence from Chapter 11, and Note 12, Bank Borrowings, Other Notes and Long-Term Debt, in connection with the Plan of Reorganization, HLI issued $250.0 million aggregate principal amount of the Senior Notes. The Senior Notes are guaranteed by us and substantially all of our domestic subsidiaries (other than HLI as the issuer of the Senior Notes) (collectively, the Guarantor Subsidiaries). None of our foreign subsidiaries have guaranteed the Senior Notes. In addition, there are two of our domestic subsidiaries owned by foreign subsidiaries (collectively, the Nonguarantor Subsidiaries) that are not guarantors of the Senior Notes.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SUCCESSOR COMPANY

For the Year Ended January 31, 2006

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$—	$3.4	$931.6	$1,378.5	$(36.3)	$2,277.2
Cost of goods sold	0.2	23.5	903.5	1,212.1	(36.3)	2,103.0

Gross profit (loss)	(0.2)	(20.1)	28.1	166.4	—	174.2
Marketing, general, and administrative	—	3.7	81.9	78.6	—	164.2
Equity in (earnings) losses of subsidiaries and joint ventures	457.8	400.6	(2.2)	—	(856.2)	—
Asset impairments and other restructuring charges	—	1.5	163.0	224.3	—	388.8
Other (income) expense, net	—	3.7	4.0	8.9	—	16.6

Earnings (loss) from operations	(458.0)	(429.6)	(218.6)	(145.4)	856.2	(395.4)
Interest (income) expense, net	(0.5)	38.5	1.1	26.8	—	65.9
Other non-operating expense	—	(0.7)	—	1.5	—	0.8

Earnings (loss) from continuing operations before taxes on income and minority interest	(457.5)	(467.4)	(219.7)	(173.7)	856.2	(462.1)
Income tax (benefit) expense	—	(5.8)	0.1	4.5	—	(1.2)

Earnings (loss) from continuing operations before minority interest	(457.5)	(461.6)	(219.8)	(178.2)	856.2	(460.9)
Minority interest	—	—	—	7.2	—	7.2

Earnings (loss) from continuing operations	(457.5)	(461.6)	(219.8)	(185.4)	856.2	(468.1)
Income from discontinued operations, net of tax	—	—	9.5	1.1	—	10.6

Net income (loss)	$(457.5)	$(461.6)	$(210.3)	$(184.3)	$856.2	$(457.5)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SUCCESSOR COMPANY

For the Year Ended January 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$—	$3.1	$944.0	$1,217.5	$(27.6)	$2,137.0
Cost of goods sold	—	25.3	902.4	1,046.0	(27.2)	1,946.5

Gross profit (loss)	—	(22.2)	41.6	171.5	(0.4)	190.5
Marketing, general, and administrative	—	3.6	83.2	69.6	—	156.4
Equity in (earnings) losses of subsidiaries and joint ventures	70.0	7.9	(4.0)	—	(73.9)	—
Asset impairments and other restructuring charges	—	1.0	5.7	2.5	—	9.2
Other (income) expense, net	—	(1.3)	0.2	4.7	1.5	5.1

Earnings (loss) from operations	(70.0)	(33.4)	(43.5)	94.7	72.0	19.8
Interest (income) expense, net	(7.7)	23.8	0.4	27.1	—	43.6
Other non-operating expense	—	0.8	—	0.9	—	1.7
Loss on early extinguishment of debt	—	12.2	—	—	—	12.2

Earnings (loss) from continuing operations before taxes on income and minority interest	(62.3)	(70.2)	(43.9)	66.7	72.0	(37.7)
Income tax expense	—	0.7	(0.2)	16.8	—	17.3

Earnings (loss) from continuing operations before minority interest	(62.3)	(70.9)	(43.7)	49.9	72.0	(55.0)
Minority interest	—	—	—	9.1	—	9.1

Loss from continuing operations before cumulative effect of change in accounting principle	(62.3)	(70.9)	(43.7)	40.8	72.0	(64.1)
Income (loss) from discontinued operations, net of tax	—	—	2.0	(2.8)	—	(0.8)
Cumulative effect of change in accounting principle	—	—	—	2.6	—	2.6

Net income (loss)	$(62.3)	$(70.9)	$(41.7)	$40.6	$72.0	$(62.3)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
PREDECESSOR COMPANY

For the Eight Months Ended January 31, 2004

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$—	$2.6	$662.8	$670.4	$(29.2)	$1,306.6
Cost of goods sold	—	20.8	611.4	568.5	(29.2)	1,171.5

Gross profit (loss)	—	(18.2)	51.4	101.9	—	135.1
Marketing, general, and administrative	—	1.5	51.9	37.3	—	90.7
Equity in (earnings) losses of subsidiaries and joint ventures	47.6	—	1.1	—	(48.7)	—
Asset impairments and other restructuring charges	—	—	28.4	0.5	—	28.9
Other (income) expense, net	—	(2.1)	(1.2)	7.5	—	4.2

Earnings (loss) from operations	(47.6)	(17.6)	(28.8)	56.6	48.7	11.3
Interest (income) expense, net	(1.1)	(0.6)	23.5	18.9	—	40.7
Other non-operating expense	—	0.5	—	0.6	—	1.1

Earnings (loss) from continuing operations before taxes on income and minority interest	(46.5)	(17.5)	(52.3)	37.1	48.7	(30.5)
Income tax expense	—	—	1.0	9.9	—	10.9

Earnings (loss) from continuing operations before minority interest	(46.5)	(17.5)	(53.3)	27.2	48.7	(41.4)
Minority interest		—	—	3.9	—	3.9

Income (loss) from continuing operations	(46.5)	(17.5)	(53.3)	23.3	48.7	(45.3)
Income (loss) from discontinued operations, net of tax	—	—	0.5	(1.7)	—	(1.2)

Net income (loss)	$(46.5)	$(17.5)	$(52.8)	$21.6	$48.7	$(46.5)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
PREDECESSOR COMPANY

For the Four Months Ended May 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$61.0	$307.7	$300.9	$(8.5)	$661.1
Cost of goods sold	61.3	278.8	255.1	(8.5)	586.7

Gross profit (loss)	(0.3)	28.9	45.8	—	74.4
Marketing, general, and administrative	5.5	16.8	17.9	(1.5)	38.7
Equity in (earnings) losses of subsidiaries and joint ventures	(132.1)	(7.9)	(0.1)	140.1	—
Asset impairments and other restructuring charges	0.3	4.9	1.2	—	6.4
Fresh start accounting adjustments	—	253.4	(316.5)	—	(63.1)
Reorganization items	13.3	31.7	—	—	45.0
Other (income) expense, net	(0.3)	(1.7)	(1.2)	0.8	(2.4)

Earnings (loss) from operations	113.0	(268.3)	344.5	(139.4)	49.8
Interest (income) expense, net	2.8	15.4	3.4	—	21.6

Earnings (loss) from continuing operations before taxes on income, minority interest, and extraordinary gain on debt discharge	110.2	(283.7)	341.1	(139.4)	28.2
Income tax expense	(0.3)	7.4	53.2		60.3

Earnings (loss) from continuing operations before minority interest and extraordinary gain on debt discharge	110.5	(291.1)	287.9	(139.4)	(32.1)
Minority interest	—	—	1.2	—	1.2

Earnings (loss) from continuing operations before extraordinary gain on debt discharge	110.5	(291.1)	286.7	(139.4)	(33.3)
Extraordinary gain on debt discharge	932.5	142.9	1.3	—	1,076.7
Income (loss) from discontinued operations, net of tax	—	0.2	(0.6)	—	(0.4)

Net income (loss)	$1,043.0	$(148.0)	287.4	$(139.4)	$1,043.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
SUCCESSOR COMPANY

As of January 31, 2006

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash and cash equivalents	$—	$(4.1)	$0.6	$46.0	$—	$42.5
Receivables	—	(112.1)	126.6	241.1	—	255.6
Other receivables	—	101.0	—	—	—	101.0
Inventories	—	1.3	66.0	112.6	—	179.9
Prepaid expenses and other	—	4.7	9.3	9.5	—	23.5

Total current assets	—	(9.2)	202.5	409.2	—	602.5
Property, plant, and equipment, net	—	34.1	173.1	550.9	—	758.1
Goodwill and other assets	183.5	840.6	(102.4)	384.5	(867.6)	438.6

Total assets	$183.5	$865.5	$273.2	$1,344.6	$(867.6)	$1,799.2

Bank borrowings and other notes	$—	$—	$1.0	$24.5	$—	$25.5
Current portion of long-term debt	—	4.6	3.0	11.6	—	19.2
Accounts payable and accrued liabilities	—	68.7	70.0	229.1	—	367.8

Total current liabilities	—	73.3	74.0	265.2	—	412.5
Long-term debt, net of current portion	—	661.7	15.5	7.1	—	684.3
Pension and other long-term liabilities	—	236.6	0.6	234.7	—	471.9
Redeemable preferred stock of subsidiary	—	12.1	—	—	—	12.1
Minority interest	—	—	—	35.1	—	35.1
Parent loans	0.2	(265.3)	(30.4)	292.3	3.2	—
Common stock	0.4	—	—	—	—	0.4
Additional paid-in capital	675.9	685.6	519.0	570.6	(1,775.2)	675.9
Retained earnings (accumulated deficit)	(566.3)	(549.3)	(305.5)	(122.1)	976.9	(566.3)
Accumulated other comprehensive income (loss)	73.3	10.8	—	61.7	(72.5)	73.3

Total stockholders’ equity	183.3	147.1	213.5	510.2	(870.8)	183.3

Total liabilities and stockholder’s equity	$183.5	$865.5	$273.2	$1,344.6	$(867.6)	$1,799.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
SUCCESSOR COMPANY

As of January 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
	(Unaudited)

Cash and cash equivalents	$—	$(9.3)	$(0.2)	$44.4	$—	$34.9
Receivables	—	(135.0)	140.2	221.6	—	226.8
Other receivables	—	77.0	—	—	—	77.0
Inventories	—	4.6	82.5	117.9	—	205.0
Prepaid expenses and other	—	8.2	7.6	5.6	—	21.4
Assets held for sale	—	3.2	34.0	10.7	—	47.9

Total current assets	—	(51.3)	264.1	400.2	—	613.0
Property, plant, and equipment, net	—	38.9	321.0	611.2	—	971.1
Goodwill and other assets	702.0	1,214.9	52.4	640.2	(1,903.4)	706.1

Total assets	$702.0	$1,202.5	$637.5	$1,651.6	$(1,903.4)	$2,290.2

Bank borrowings and other notes	$—	$—	$—	$0.6	$—	$0.6
Current portion of long-term debt	—	4.6	1.3	4.6	—	10.5
Accounts payable and accrued liabilities	—	76.1	80.3	238.3	—	394.7

Total current liabilities	—	80.7	81.6	243.5	—	405.8
Long-term debt, net of current portion	—	606.6	7.1	17.4	—	631.1
Pension and other long-term liabilities	—	251.9	(0.6)	255.2	—	506.5
Series A warrants and Series B warrants	0.5	—	—	—	—	0.5
Redeemable preferred stock of subsidiary	—	11.3	—	—	—	11.3
Minority interest	—	—	—	33.7	—	33.7
Parent loans	0.2	(373.0)	27.0	345.5	0.3	—
Common stock	0.4	—	—	—	—	0.4
Additional paid-in capital	670.6	680.3	617.4	588.0	(1,885.7)	670.6
Retained earnings (accumulated deficit)	(108.8)	(87.7)	(95.2)	62.2	120.7	(108.8)
Accumulated other comprehensive income (loss)	139.1	32.4	0.2	106.1	(138.7)	139.1

Total stockholders’ equity	701.3	625.0	522.4	756.3	(1,903.7)	701.3

Total liabilities and stockholder’s equity	$702.0	$1,202.5	$637.5	$1,651.6	$(1,903.4)	$2,290.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SUCCESSOR COMPANY

For the Year Ended January 31, 2006

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
	(Unaudited)

Cash flows provided by (used for) operating activities	$—	$(113.4)	$(9.5)	$103.7	$—	$(19.2)

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	(0.5)	(56.9)	(66.1)	—	(123.5)
Purchase of businesses, net of cash acquired	—	—	—	(4.9)	—	(4.9)
Proceeds from disposal of assets and businesses	—	68.1	—	—	—	68.1

Cash provided by (used for) investing activities	—	67.6	(56.9)	(71.0)	—	(60.3)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	1.0	23.8	—	24.8
Repayment of Term Loan B, net of related fees	—	(94.9)	—	—	—	(94.9)
Borrowings from Term Loan C	—	150.0	—	—	—	150.0
Borrowings (repayment) of long term debt	—	—	10.2	(1.9)	—	8.3
Dividends paid to minority shareholders	—	—	—	(3.6)	—	(3.6)

Cash provided by financing activities	—	55.1	11.2	18.3	—	84.6

Increase (decrease) in parent loans and advances	—	8.4	40.7	(49.1)	—	—
Net cash provided by discontinued operations	—	(12.5)	15.3	1.8		4.6
Effect of exchange rates on cash and cash equivalents	—	—	—	(2.1)	—	(2.1)

Increase in cash and cash equivalents	—	5.2	0.8	1.6	—	7.6
Cash and cash equivalents at beginning of period	—	(9.3)	(0.2)	44.4	—	34.9

Cash and cash equivalents at end of period	$—	$(4.1)	$0.6	$46.0	$—	$42.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SUCCESSOR COMPANY

For the Year Ended January 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
	(Unaudited)

Cash flows provided by (used for) operating activities	$—	$(0.9)	$(4.4)	$162.4	$—	$157.1

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	(6.5)	(58.1)	(91.6)	—	(156.2)
Proceeds from sale of assets	—	0.3	0.4	—	—	0.7

Cash used for investing activities	—	(6.2)	(57.7)	(91.6)	—	(155.5)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	—	(0.7)	—	(0.7)
Net proceeds from issuance of common stock	117.0	—	—	—	—	117.0
Capital contribution	(117.0)	117.0	—	—	—	—
Proceeds from (redemption of) Senior Notes, net of discount and related fees	—	(96.7)	—	—	—	(96.7)
Proceeds from (redemption of) Term Loan, net of related fees	—	(16.0)	—	—	—	(16.0)
Repayment of long-term debt	—	(4.2)	—	(13.3)	—	(17.5)
Repayment of notes payable issued in connection with purchases of businesses	—	—	—	(13.1)	—	(13.1)

Cash provided by (used for) financing activities	—	0.1	—	(27.1)	—	(27.0)

Increase (decrease) in parent loans and advances	—	0.9	57.7	(58.6)	—	—
Net cash provided by discontinued operations	—	—	4.8	(0.1)	—	4.7
Effect of exchange rates on cash and cash equivalents	—	—	—	5.7		5.7

Increase (decrease) in cash and cash equivalents	—	(6.1)	0.4	(9.3)	—	(15.0)
Adjustment for the elimination of the one month lag	—	—	—	1.4	—	1.4
Cash and cash equivalents at beginning of period	—	(3.2)	(0.6)	52.3		48.5

Cash and cash equivalents at end of period	$—	$(9.3)	$(0.2)	$44.4	$—	$34.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
PREDECESSOR COMPANY

For the Eight Months Ended January 31, 2004

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
	(Unaudited)

Cash flows provided by (used for) operating activities	$(47.6)	$(26.1)	$25.4	$125.5	$—	$77.2

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	(7.7)	(46.1)	(50.5)	—	(104.3)
Purchase of businesses	—	—	—	(19.8)	—	(19.8)
Proceeds from sale of assets	—	1.1	0.5	3.1	—	4.7

Cash used for investing activities	—	(6.6)	(45.6)	(67.2)	—	(119.4)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	—	(16.0)	—	(16.0)
Repayment of bank borrowings, revolving facility and long term debt	—	(2.2)	—	(80.3)	—	(82.5)

Cash used for financing activities	—	(2.2)	—	(96.3)	—	(98.5)

Increase (decrease) in parent loans and advances	47.6	(76.3)	13.7	15.0	—	—
Net cash provided by discontinued operations	—	—	6.2	(3.3)	—	2.9
Effect of exchange rates on cash and cash equivalents	—	—	—	7.2	—	7.2

Decrease in cash and cash equivalents	—	(111.2)	(0.3)	(19.1)	—	(130.6)
Cash and cash equivalents at beginning of period	—	108.0	(0.3)	71.4	—	179.1

Cash and cash equivalents at end of period	$—	$(3.2)	$(0.6)	$52.3	$—	$48.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
PREDECESSOR COMPANY

For the Four Months Ended May 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
	(Unaudited)

Cash flows provided by (used for) operating activities	$(7.5)	$15.2	$25.4	$—	$33.1

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(24.9)	(13.8)	(10.2)	—	(48.9)
Proceeds from sale of assets	—	0.5	0.3	—	0.8

Cash used for investing activities	(24.9)	(13.3)	(9.9)	—	(48.1)

Cash flows from financing activities:
Changes in bank borrowings, credit facilities, DIP facility and other notes	(59.7)	(2.0)	(1.3)	—	(63.0)
Net proceeds from debt issuance	678.9	—	—	—	678.9
Prepetition lenders’ payment	(477.3)	—	—	—	(477.3)
Payment to holders of Old Senior Notes	(13.0)	—	—	—	(13.0)

Cash provided by (used for) financing activities	128.9	(2.0)	(1.3)	—	125.6

Increase (decrease) in parent loans and advances	(1.9)	2.2	(0.3)	—	—
Net cash provided by discontinued operations	—	(2.1)	0.4	—	(1.7)
Effect of exchange rates on cash and cash equivalents	—	—	4.1	—	4.1

Increase in cash and cash equivalents	94.6	—	18.4	—	113.0
Cash and cash equivalents at beginning of period	13.3		52.8		66.1

Cash and cash equivalents at end of period	$107.9	$—	$71.2	$—	$179.1

Note 25.	Subsequent Events

On March 17, 2006, we announced that we will close our Huntington, Indiana cast aluminum wheel manufacturing facility by the end of our fiscal 2006 second quarter. The plant closing is part of our ongoing plan to maximize utilization of our facilities and eliminate excess costs.

On March 31, 2006, we amended the Credit Facility to favorably modify certain financial covenants, among other changes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We maintain a disclosure committee reporting to our Chief Executive Officer to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing our Disclosure Controls and Procedures (the Disclosure Committee). The Disclosure Committee is currently chaired by our Chief Financial Officer and includes the Company’s General Counsel, Director of Compensation and Benefits, Controller, Treasurer, Vice President of Global Materials and Logistics, Assistant General Counsel, and Director of Internal Audit as its other members. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated our Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, subject to the limitations noted above, that our Disclosure Controls and Procedures are not effective as of January 31, 2006, based on the material weakness discussed below.

b.	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006. This assessment identified a material weakness in internal control over financial reporting related to ineffective reconciliation procedures associated with income tax accounting matters. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of this deficiency in our internal control over financial reporting, management did not detect errors in the accounting for income tax amounts in a timely manner as of and for the year ended January 31, 2006. Specifically, errors were detected that resulted in an adjustment of current and deferred income tax expense, deferred tax assets and liabilities, as well as intra-period allocation of income tax among continuing operations, discontinued operations, and other comprehensive income. These errors were corrected, and the corrections are reflected in the audited consolidated financial statements as of and for the year ended January 31, 2006.

In making our assessment of internal control over financial reporting, management used the criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weakness described above, we concluded that our internal control over financial reporting was not effective as of January 31, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

c.	Changes in Internal Control Over Financial Reporting

As previously indicated, management’s assessment of internal controls over financial reporting identified a material weakness in internal control over financial reporting related to ineffective reconciliation procedures associated with income tax accounting matters. In light of this material weakness, we performed additional analysis and procedures to ensure that our consolidated financial statements are and will continue to be prepared in accordance with generally accepted accounting principles.

To remediate this weakness we hired a new Director of Tax on April 11, 2005, hired additional tax department personnel, utilized outside resources, and improved our tax accounting processes, however the errors detected at January 31, 2006 indicate that this material weakness has not been fully remediated.

d.	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Hayes Lemmerz International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting at Item 9A.b., that Hayes Lemmerz International, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of January 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of January 31, 2006: management identified that the Company had a material weakness in its internal control over financial reporting related to ineffective reconciliation procedures associated with income tax accounting matters. As a result of this deficiency in the Company’s internal control over financial reporting, management did not detect errors in the accounting for income tax amounts in a timely manner as of and for the year ended January 31, 2006. Specifically, errors were detected in current and deferred income tax expense, deferred tax assets and liabilities, as well as intra-period allocation of income tax among continuing operations, discontinued operations and other comprehensive income.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries (the Successor) as of January 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended January 31, 2006 and 2005, and for the period from June 1, 2003 to January 31, 2004 (Successor periods), and the period from February 1, 2003 to May 31, 2003 (Predecessor period). The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 31, 2006, and this report does not affect our report dated April 18, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Hayes Lemmerz International, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Detroit, Michigan
April 18, 2006

Item 9B.  Other Information

Laurie Siegel has notified us that she will resign her position as a director effective at the end of the day on April 21, 2006.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is set forth in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year ended January 31, 2006 (Proxy Statement), which information is incorporated herein by reference.

Item 11.	Executive Compensation

Incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for fiscal 2005, 2004 and 2003

All other schedules are omitted as the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

Exhibits

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed May 21, 2003).

2.2	Agreement and Plan of Merger, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed, June 3, 2003).

3.1	Certificate of Incorporation of HLI Holding Company, Inc., effective as of May 6, 2003 (incorporated by reference to Exhibit 3.1 to our Form 8-A/A, filed June 4, 2003).

3.2	Amendment to the Certificate of Incorporation of HLI Holding Company, Inc., effective as of June 3, 2003 (incorporated by reference to Exhibit 3.2 to our Form 8-A/A, filed June 4, 2003).

3.3	By-Laws of Hayes Lemmerz International, Inc. (formerly known as HLI Holding Company, Inc.), effective as of May 30, 2003 (incorporated by reference to Exhibit 3.3 to our Form 8-A/A, filed June 4, 2003).

4.1	Purchase Agreement, dated as of May 22, 2003, by and between Hayes Lemmerz International, Inc., its subsidiaries named therein, and the Initial Purchasers of the $250,000,000 of 10 1/2% Senior Notes due 2010 to be issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.2	Indenture, dated as of June 3, 2003, regarding $250,000,000 of 10 1/2% Senior Notes due 2010, by and between HLI Operating Company, certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.3	Form of 10 1/2% Senior Notes due 2010 (attached as Exhibit A to the Indenture filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.4	First Supplemental Indenture, dated as of June 19, 2003, by and between HLI Operating Company, Inc. certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Registration statement No. 333-107539 on Form S-4, filed on July 31, 2003, as amended).

4.5	Registration Rights Agreement, dated as of June 3, 2003, by and between HLI Operating Company, Inc. and the Initial Purchasers of the 10 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.6	Series A Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to our Form 8-A, filed June 4, 2003).

4.7	Series B Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.2 to our Form 8-A, filed June 4, 2003).

4.8	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Exchangeable Preferred Stock issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.9	Registration Rights Agreement, dated as of July 1, 2004, by and between Hayes Lemmerz International, Inc., and AP Wheels, LLC (incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, filed September 8, 2004).

10.1	Form of Severance Agreement, dated June 15, 2000, between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 15, 2000).

10.2	Amended and Restated Employment Agreement between Hayes and Curtis J. Clawson, dated September 26, 2001 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).

10.3	Form of Employment Agreement between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).

10.4	Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).

10.5	Hayes Lemmerz International, Inc. Critical Employee Retention Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).

10.6	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, filed September 15, 2003, as amended).

10.7	Receivables Financing Agreement, dated as of December 9, 2004 among HL Funding II, Inc., a Delaware corporation, CAFCO, LLC, a Delaware limited liability company, as an investor, Citibank, N.A., as a bank, Citicorp North America, Inc., a Delaware corporation, as program agent for the investors and the banks and as an investor agent, the other investors, banks and investor agents (each as defined below) from time to time party hereto, HLI Operating Company, Inc., a Delaware corporation, as servicer, and the disbursement agent named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 15, 2004).

10.8	Originator Purchase Agreement , dated as of December 9, 2004 among HL Funding I, LLC, a Delaware limited liability company, and the wholly-owned subsidiaries of Hayes named therein as Originators , dated as of December 9, 2004 between HL Funding I, LLC, a Delaware limited liability company, and HL Funding II, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 15, 2004).

10.9	Secondary Purchase Agreement, dated as of December 9, 2004 between HL Funding I, LLC, a Delaware limited liability company, and HL Funding II, Inc., a Delaware corporation(incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed December 15, 2004).

10.10	Amended and Restated Credit Agreement, dated as of April 11, 2005 by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as First Lien Agent, Second Lien Agent and Collateral Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 14, 2005).

10.11	Amended and Restated Guaranty dated as of April 11, 2005, by and among Hayes Lemmerz International, Inc., HLI Parent Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the our current Report on Form 8-K filed April 14, 2005).

10.12	Amended and Restated Pledge and Security Agreement dated as of April 11, 2005, among Hayes Lemmerz International, Inc., HLI Operating Company, Inc., each other grantor from time to time party thereto, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the our current Report on Form 8-K filed April 14, 2005)

10.13	Intercreditor and Collateral Agency Agreement dated as of April 11, 2005, among Citicorp North America, Inc., as Administrative Agent for the first lien lenders, as Administrative Agent for the Term C lenders and as Collateral Agent, HLI Operating Company, Inc., Hayes Lemmerz International, Inc., and each other grantor party thereto (incorporated by reference to Exhibit 10.4 to our current Report on Form 8-K filed April 14, 2005).

10.14	First Amendment dated as of February 7, 2005 amending Receivables Financing Agreement, dated as of December 9, 2004 among HL Funding II, Inc., CAFCO, LLC, Citibank, N.A., Citicorp North America, Inc., the other investors, banks and investor agents from time to time party thereto, and HLI Operating Company, Inc. (incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on September 9, 2005).

10.15	Second Amendment dated as of May 27, 2005 amending each of (i) Receivables Financing Agreement, dated as of December 9, 2004 (as amended February 2, 2005) among HL Funding II, Inc., CAFCO, LLC, Citibank, N.A., Citicorp North America, Inc., the other investors, banks and investor agents from time to time party thereto, and HLI Operating Company, Inc.; (ii) Originator Purchase Agreement, dated as of December 9, 2004 among HL Funding I, LLC, and the wholly-owned subsidiaries of the Company named therein as Originators; and (iii) Secondary Purchase Agreement, dated as of December 9, 2004 between HL Funding I, LLC, and HL Funding II, Inc. (incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on September 9, 2005).

10.16	Hayes Lemmerz International, Inc. Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 17, 2005).

10.17	Award Agreement under Hayes Lemmerz International, Inc. Officer Bonus Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 17, 2005).

10.18	Amendment No. 1, Waiver and Consent to Amended and Restated Credit Agreement dated as of October 10, 2005 among HLI Operating Company, Inc., Hayes Lemmerz International, Inc. and Citicorp North America, Inc. as Administrative Agent on behalf of each Lender executing a Lender Consent (incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on December 9, 2005).

10.19	Framework Agreement on the Ongoing Purchase of Receivables dated as of October 10, 2005 by and between Hayes Lemmerz Werke GmbH and MHB Financial Services GmbH & Co. KG (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on December 9, 2005).

10.20	Stock Purchase Agreement dated as of October 14, 2005 by and among HLI Operating Company, Inc., HLI Commercial Highway Holding Company, Inc., and Hayes Lemmerz International — Commercial Highway, Inc. and Precision Partners Holding Company, as amended by an Amendment to Stock Purchase Agreement dated November 11, 2005 (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on December 9, 2005).

10.21	Amendment No. 2 to Amended and Restated Credit Agreement dated as of March 31, 2006 among HLI Operating Company, Inc., Hayes Lemmerz International, Inc., and Citicorp North America, Inc. as Administrative Agent on behalf of each lender executing a Lender Consent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2006).

12	Computation of Ratio of Earnings to Fixed Charges.*

14	Code of Ethics (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on April 12, 2004).

21	Hayes Subsidiaries.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Powers of Attorney.
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of April, 2006.

HAYES LEMMERZ INTERNATIONAL, INC.

By:	/s/ JAMES A. YOST
James A. Yost
Vice President, Finance, and
Chief Financial Officer

April 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CURTIS J. CLAWSON Curtis J. Clawson	Chairman of the Board of Directors Chief Executive Officer, President and Director

/s/ JAMES A. YOST James A. Yost	Vice President, Finance, and Chief Financial Officer

/s/ MARK A. BREBBERMAN Mark A. Brebberman	Corporate Controller

/s/ WILLIAM C. CUNNINGHAM * William C. Cunningham	Director

/s/ GEORGE T. HAYMAKER, JR. * George T. Haymaker, Jr.	Lead Director

/s/ LAURIE SIEGEL * Laurie Siegel	Director

/s/ MOHSEN SOHI * Mohsen Sohi	Director

/s/ HENRY D.G. WALLACE * Henry D.G. Wallace	Director

/s/ RICHARD F. WALLMAN * Richard F. Wallman	Director

* /s/ PATRICK C. CAULEY Patrick C. Cauley Attorney-in-fact

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Year	Expenses	Deductions	of Year
	(Dollars in millions)

Year ended January 31, 2006
Allowance for doubtful accounts	$4.9	2.8	(3.5)	$4.2
Year ended January 31, 2005
Allowance for doubtful accounts	$6.1	3.6	(4.8)	$4.9
Year ended January 31, 2004
Allowance for doubtful accounts	$6.2	1.3	(1.4)	$6.1

EXHIBIT INDEX

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed May 21, 2003).

2.2	Agreement and Plan of Merger, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed, June 3, 2003).

3.1	Certificate of Incorporation of HLI Holding Company, Inc., effective as of May 6, 2003 (incorporated by reference to Exhibit 3.1 to our Form 8-A/A, filed June 4, 2003).

3.2	Amendment to the Certificate of Incorporation of HLI Holding Company, Inc., effective as of June 3, 2003 (incorporated by reference to Exhibit 3.2 to our Form 8-A/A, filed June 4, 2003).

3.3	By-Laws of Hayes Lemmerz International, Inc. (formerly known as HLI Holding Company, Inc.), effective as of May 30, 2003 (incorporated by reference to Exhibit 3.3 to our Form 8-A/A, filed June 4, 2003).

4.1	Purchase Agreement, dated as of May 22, 2003, by and between Hayes Lemmerz International, Inc., its subsidiaries named therein, and the Initial Purchasers of the $250,000,000 of 10 1/2% Senior Notes due 2010 to be issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.2	Indenture, dated as of June 3, 2003, regarding $250,000,000 of 10 1/2% Senior Notes due 2010, by and between HLI Operating Company, certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.3	Form of 10 1/2% Senior Notes due 2010 (attached as Exhibit A to the Indenture filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.4	First Supplemental Indenture, dated as of June 19, 2003, by and between HLI Operating Company, Inc. certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Registration statement No. 333-107539 on Form S-4, filed on July 31, 2003, as amended).

4.5	Registration Rights Agreement, dated as of June 3, 2003, by and between HLI Operating Company, Inc. and the Initial Purchasers of the 10 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.6	Series A Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.1 to our Form 8-A, filed June 4, 2003).

4.7	Series B Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.2 to our Form 8-A, filed June 4, 2003).

4.8	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Exchangeable Preferred Stock issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.9	Registration Rights Agreement, dated as of July 1, 2004, by and between Hayes Lemmerz International, Inc., and AP Wheels, LLC (incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, filed September 8, 2004).

10.1	Form of Severance Agreement, dated June 15, 2000, between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 15, 2000).

10.2	Amended and Restated Employment Agreement between Hayes and Curtis J. Clawson, dated September 26, 2001 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).

10.3	Form of Employment Agreement between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).

10.4	Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).

10.5	Hayes Lemmerz International, Inc. Critical Employee Retention Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).

10.6	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, filed September 15, 2003, as amended).

10.7	Receivables Financing Agreement, dated as of December 9, 2004 among HL Funding II, Inc., a Delaware corporation, CAFCO, LLC, a Delaware limited liability company, as an investor, Citibank, N.A., as a bank, Citicorp North America, Inc., a Delaware corporation, as program agent for the investors and the banks and as an investor agent, the other investors, banks and investor agents (each as defined below) from time to time party hereto, HLI Operating Company, Inc., a Delaware corporation, as servicer, and the disbursement agent named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 15, 2004).

10.8	Originator Purchase Agreement , dated as of December 9, 2004 among HL Funding I, LLC, a Delaware limited liability company, and the wholly-owned subsidiaries of Hayes named therein as Originators, dated as of December 9, 2004 between HL Funding I, LLC, a Delaware limited liability company, and HL Funding II, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed December 15, 2004).

10.9	Secondary Purchase Agreement, dated as of December 9, 2004 between HL Funding I, LLC, a Delaware limited liability company, and HL Funding II, Inc., a Delaware corporation(incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed December 15, 2004).

10.10	Amended and Restated Credit Agreement, dated as of April 11, 2005 by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as First Lien Agent, Second Lien Agent and Collateral Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 14, 2005).

10.11	Amended and Restated Guaranty dated as of April 11, 2005, by and among Hayes Lemmerz International, Inc., HLI Parent Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the our current Report on Form 8-K filed April 14, 2005).

10.12	Amended and Restated Pledge and Security Agreement dated as of April 11, 2005, among Hayes Lemmerz International, Inc., HLI Operating Company, Inc., each other grantor from time to time party thereto, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the our current Report on Form 8-K filed April 14, 2005).

10.13	Intercreditor and Collateral Agency Agreement dated as of April 11, 2005, among Citicorp North America, Inc., as Administrative Agent for the first lien lenders, as Administrative Agent for the Term C lenders and as Collateral Agent, HLI Operating Company, Inc., Hayes Lemmerz International, Inc., and each other grantor party thereto (incorporated by reference to Exhibit 10.4 to our current Report on Form 8-K filed April 14, 2005).

10.14	First Amendment dated as of February 7, 2005 amending Receivables Financing Agreement, dated as of December 9, 2004 among HL Funding II, Inc., CAFCO, LLC, Citibank, N.A., Citicorp North America, Inc., the other investors, banks and investor agents from time to time party thereto, and HLI Operating Company, Inc. (incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on September 9, 2005).

10.15	Second Amendment dated as of May 27, 2005 amending each of (i) Receivables Financing Agreement, dated as of December 9, 2004 (as amended February 2, 2005) among HL Funding II, Inc., CAFCO, LLC, Citibank, N.A., Citicorp North America, Inc., the other investors, banks and investor agents from time to time party thereto, and HLI Operating Company, Inc.; (ii) Originator Purchase Agreement, dated as of December 9, 2004 among HL Funding I, LLC, and the wholly-owned subsidiaries of the Company named therein as Originators; and (iii) Secondary Purchase Agreement, dated as of December 9, 2004 between HL Funding I, LLC, and HL Funding II, Inc. (incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on September 9, 2005).

10.16	Hayes Lemmerz International, Inc. Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 17, 2005).

10.17	Award Agreement under Hayes Lemmerz International, Inc. Officer Bonus Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 17, 2005).

10.18	Amendment No. 1, Waiver and Consent to Amended and Restated Credit Agreement dated as of October 10, 2005 among HLI Operating Company, Inc., Hayes Lemmerz International, Inc. and Citicorp North America, Inc. as Administrative Agent on behalf of each Lender executing a Lender Consent (incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on December 9, 2005).

10.19	Framework Agreement on the Ongoing Purchase of Receivables dated as of October 10, 2005 by and between Hayes Lemmerz Werke GmbH and MHB Financial Services GmbH & Co. KG (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on December 9, 2005).

10.20	Stock Purchase Agreement dated as of October 14, 2005 by and among HLI Operating Company, Inc., HLI Commercial Highway Holding Company, Inc., and Hayes Lemmerz International — Commercial Highway, Inc. and Precision Partners Holding Company, as amended by an Amendment to Stock Purchase Agreement dated November 11, 2005 (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on December 9, 2005).

10.21	Amendment No. 2 to Amended and Restated Credit Agreement dated as of March 31, 2006 among HLI Operating Company, Inc., Hayes Lemmerz International, Inc., and Citicorp North America, Inc. as Administrative Agent on behalf of each lender executing a Lender Consent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2006.

12	Computation of Ratio of Earnings to Fixed Charges.*

14	Code of Ethics (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on April 12, 2004).

21	Hayes Subsidiaries.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Powers of Attorney.

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

*	Filed electronically herewith.