Form 10-Q
period 2006-04-30
HAYES LEMMERZ INTERNATIONAL INC
filed 2006-06-09
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
(734) 737-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

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

As of June 8, 2006, the number of shares of common stock outstanding of Hayes Lemmerz International, Inc., was 38,159,489 shares.

HAYES LEMMERZ INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to fiscal year means the 12-month period commencing on February 1 of that year and ending January 31 of the following year (e.g., fiscal 2006 means the period beginning February 1, 2006, and ending January 31, 2007). This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Quarterly Report are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “intend”, “believe” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum and other raw materials; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers overseas; (6) changes in the financial markets or our debt ratings affecting our financial structure and our cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; (8) our ability to divest non-core assets and businesses; and (9) the risks described in our most recent Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We have no duty under the Private Securities Litigation Reform Act of 1995 to update the forward looking statements in this Quarterly Report on Form 10-Q and we do not intend to provide such updates.

Item 1.	Financial Statements

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	April 30, 2006	April 30, 2005
	(Dollars in millions, except per share amounts)

Net sales	$572.8	$589.2
Cost of goods sold	520.4	531.3

Gross profit	52.4	57.9
Marketing, general, and administrative	39.9	41.1
Asset impairments and other restructuring charges	3.7	0.8
Other expense, net	1.4	2.8

Earnings from operations	7.4	13.2
Interest expense, net	17.3	14.7
Other non-operating expense	0.2	0.2

Loss from continuing operations before taxes and minority interest	(10.1)	(1.7)
Income tax expense	5.6	4.8

Loss from continuing operations before minority interest	(15.7)	(6.5)
Minority interest	1.9	2.6

Loss from continuing operations	(17.6)	(9.1)
Income from discontinued operations, net of tax of $0.0 and $0.2, respectively	—	1.4

Net loss	$(17.6)	$(7.7)

Loss per common share data
Basic and diluted:
Loss from continuing operations	$(0.46)	$(0.24)
Income from discontinued operations, net of tax of $0.0 and $0.2, respectively	—	0.04

Net loss	$(0.46)	$(0.20)

Weighted average shares outstanding (in millions)	38.1	37.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	January 31,
	2006	2006
	(Dollars in millions, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$52.5	$42.5
Receivables	292.7	255.6
Other receivables	80.0	101.0
Inventories	199.7	179.9
Prepaid expenses and other current assets	18.0	23.5

Total current assets	642.9	602.5
Property, plant, and equipment, net	758.1	758.1
Goodwill	205.8	197.8
Intangible assets, net	185.7	187.7
Other assets	59.2	53.1

Total assets	$1,851.7	$1,799.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$26.0	$25.5
Current portion of long-term debt	20.8	19.2
Accounts payable and accrued liabilities	405.3	367.8

Total current liabilities	452.1	412.5
Long-term debt, net of current portion	682.2	684.3
Deferred tax liabilities	61.6	62.7
Pension and other long-term liabilities	412.4	409.2
Redeemable preferred stock of subsidiary	12.3	12.1
Minority interest	38.1	35.1
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at April 30, 2006 or January 31, 2006	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized; 38,159,489 and 37,991,269 issued and outstanding at April 30, 2006 and January 31, 2006, respectively	0.4	0.4
Additional paid in capital	675.9	675.9
Accumulated deficit	(583.9)	(566.3)
Accumulated other comprehensive income	100.6	73.3

Total stockholders’ equity	193.0	183.3

Total liabilities and stockholders’ equity	$1,851.7	$1,799.2

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2006	2005
	(Dollars in millions)

Cash flows from operating activities:
Loss from continuing operations	$(17.6)	$(9.1)
Adjustments to reconcile net loss from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	34.1	44.1
Interest income resulting from fair value adjustment of Series A Warrants and Series B Warrants	—	(0.4)
Change in deferred income taxes	—	(3.4)
Asset impairments	0.2	0.1
Minority interest	1.9	2.6
Subsidiary preferred stock dividends accrued	0.2	0.2
Equity compensation expense	—	1.3
Loss on sale of assets and businesses	1.1	0.1
Amortization of deferred financing fees	1.1	2.7
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(27.5)	(28.5)
Other receivables	21.0	(49.7)
Inventories	(15.0)	(21.3)
Prepaid expenses and other	4.8	(7.6)
Accounts payable and accrued liabilities	21.2	37.6

Cash provided by (used for) operating activities	25.5	(31.3)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(12.3)	(36.4)
Proceeds from sale of assets	0.4	—
Capital contributed by minority shareholders	0.4

Cash used for investing activities	(11.5)	(36.4)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	(0.6)	(0.2)
Redemption of Term Loan B, net of related fees	—	(70.5)
Proceeds from Term Loan C	—	150.0
Bank finance fees paid	(2.9)	—
Repayment of long-term debt	(1.3)	(0.2)
Dividends paid to minority shareholders	(1.0)	—

Cash (used for) provided by financing activities	(5.8)	79.1

Net cash used for operating activities (discontinued operations)	—	(6.1)
Net cash used for investing activities (discontinued operations)	—	(0.1)
Net cash provided by financing activities (discontinued operations)	—	—
Effect of exchange rate changes on cash and cash equivalents	1.8	1.9

Increase in cash and cash equivalents	10.0	7.1
Cash and cash equivalents at beginning of period	42.5	34.9

Cash and cash equivalents at end of period	$52.5	$42.0

Supplemental data:
Cash paid for interest	$12.5	$7.5
Cash paid for income taxes	$3.4	$2.2

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Retained	Accumulated
				Earnings	Other
		Par	Paid in	(Accumulated	Comprehensive
	Shares	Value	Capital	Deficit)	Income	Total
	(Dollars in millions, except share amounts)

Balance at January 31, 2006	37,991,269	$0.4	$675.9	$(566.3)	$73.3	$183.3
Comprehensive income:
Net loss	—	—	—	(17.6)	—	(17.6)
Currency translation adjustment					30.7	30.7
Unrealized loss on derivatives	—	—	—	—	(3.4)	(3.4)

Total comprehensive income	—	—	—	—	—	9.7
Shares issued for vested RSU’s	168,220	—	—	—	—	—

Balance at April 30, 2006	38,159,489	$0.4	$675.9	$(583.9)	$100.6	$193.0

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended April 30, 2006 and 2005
(Unaudited)
(Dollars in millions, unless otherwise stated)

Note 1.	Description of Business

These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 21, 2006.

Description of Business

Unless otherwise indicated, references to “us,” “we,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and its subsidiaries, and references to “fiscal year” mean our fiscal year commencing on February 1 of that year and ending on January 31 of the following year (e.g., “fiscal 2006” refers to the period beginning February 1, 2006 and ending January 31, 2007, “fiscal 2005” refers to the period beginning February 1, 2005 and ending January 31, 2006).

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

Note 2.	Basis of Presentation

Our unaudited interim consolidated financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles (GAAP) for annual financial statements. In our opinion, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the fiscal 2006 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2007.

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Considerable judgment is often involved in making these determinations; the use of different assumptions could result in significantly different results. We believe our assumptions and estimates are reasonable and appropriate; however, actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 3.	Stock-Based Compensation

Our Long-Term Incentive Plan provides for the grant of incentive stock options (ISOs), stock options that do not qualify as ISOs, restricted shares of common stock, and restricted stock units (collectively, the awards). Any officer, director, or key employee of Hayes Lemmerz International, Inc. or any of its subsidiaries is eligible to be designated a participant in the Long-Term Incentive Plan.

On July 28, 2003, we granted 1,887,162 stock options and 1,258,107 restricted stock units to certain employees and officers, and 65,455 options and 43,637 restricted stock units to non-employee members of our Board of Directors. The weighted average exercise price of the stock options was $13.93 per share, which was equal to the fair value on the date of grant. The restricted stock units granted to certain of our employees and officers vest one third after three years and the remaining two thirds after four years. The stock options and restricted stock units

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted to the non-employee directors vest one-third on the date of the grant and one-third on each of the first and second anniversaries of the grant. We have also granted options and restricted stock units with similar vesting terms to certain new employees at the time of hire. We no longer grant stock options to our employees or officers, but may continue to grant restricted stock units in the future.

On March 14, 2005, we granted an additional 454,850 restricted stock units to certain employees. A portion of these restricted stock units will vest 100% in July 2006. The remainder vested 50% in January 2006 and will vest with respect to the remaining 50% in January 2008.

Prior to February 1, 2006, we accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We followed the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and disclosed pro forma net income (loss) and pro forma earnings (loss) per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS 123.

In January of 2006, we accelerated the vesting of all unvested stock options granted to our executive officers and other employees under the our Long-Term Incentive Plan, primarily to avoid recognizing compensation expense associated with these options in future financial statements upon our adoption of SFAS 123R, “Share-Based Payment.” Virtually all of the accelerated options had strike prices that were significantly above the current trading price for our common stock and may not have offered the affected employees sufficient potential value when compared to the potential future compensation expense that would have been attributable to these options. We no longer have any outstanding unvested stock options under the Long-Term Incentive Plan. Therefore the adoption of SFAS 123R, as it relates to accounting for stock options, did not have an impact on our results of operations or financial position. The aggregate pre-tax compensation expense that was avoided by the accelerated vesting was approximately $1.8 million, of which approximately $1.3 million would have been recognized in fiscal 2006.

Stock option activity for the first quarter of 2006 under the Long-Term Incentive Plan is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at January 31, 2006	1,725,861	$13.55
Granted	—	—
Exercised	—	—
Forfeited	(40,407)	$13.93

Outstanding at April 30, 2006	1,685,454	$13.54
Balance exercisable at:
April 30, 2006	1,685,454	$13.54

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma table below illustrates the effect on net income and earnings per share as if we had applied the provisions of SFAS 123R to stock-based compensation for the quarter ended April 30, 2005:

Three Months
Ended April 30,
2005

Net loss:
As reported	$(7.7)
Pro forma	(8.5)
Basic and diluted loss per share:
As reported	$(0.20)
Pro forma	(0.22)

A summary of our restricted stock activity for the first quarter of 2006 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Nonvested at January 31, 2006	1,351,232	$12.23
Granted	—	—
Vested	(1,782)	14.49
Forfeited	(130,919)	12.45

Nonvested at April 30, 2006	1,218,531	$12.21

As of April 30, 2006, there was $5.2 million of total unrecognized compensation cost related to restricted nonvested shares. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value (at vest date) of shares vested during the three month periods ended April 30, 2006 and 2005 was $0.0 and $0.0, respectively.

As a result of our adoption of SFAS 123R on January 1, 2006, we recorded a reduction of $0.8 million in stock-based compensation expense in the first quarter of 2006. This adjustment resulted from a change from our former policy of recognizing the effect of forfeitures only as they occurred to the Statement’s requirement to estimate the number of outstanding instruments for which the requisite service is not expected to be rendered. The adjustment was not considered to be material to our financial statements and, accordingly, was not presented separately as the cumulative effect of a change in accounting principle in the accompanying consolidated Statement of Operations.

Note 4.	Inventories

The major classes of inventory were as follows (dollars in millions):

	April 30,	January 31,
	2006	2006

Raw materials	$47.0	$41.5
Work-in-process	44.7	38.8
Finished goods	69.2	61.5
Spare parts and supplies	38.8	38.1

Total	$199.7	$179.9

Note 5.	Assets Held for Sale

As of April 30 and January 31, 2006, we were actively marketing for sale our idle building in Howell, Michigan. Also included in assets held for sale were nine lathes from our Homer, Michigan facility. Assets held for

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale of $4.4 million are included in prepaid expenses and other current assets at the end of first quarter 2006, as well as at the prior year end.

Note 6.	Discontinued Operations

In the third quarter of fiscal 2005, we announced that we had signed an agreement to sell our Commercial Highway Hub and Drum business. The business was sold in November of 2005 for cash proceeds of $53.2 million and we recorded a gain on the sale of $12.4 million. The Hub and Drum business was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment. Net proceeds from the sale were used to reduce the principal amount of our Term Loan B and provide us with additional liquidity. Corporate interest charges were not allocated to discontinued operations consistent with our corporate policy of holding interest expenses at the corporate level.

The Hub and Drum business was accounted for as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of the business were classified as discontinued operations and prior periods have been reclassified.

Operating results of the discontinued operations for the Hub and Drums business in the prior year first quarter were as follows (dollars in millions):

Three Months
Ended April 30,
2005

Net sales	$28.8
Earnings before income tax expense	$1.6
Income tax expense	0.2

Net income	$1.4

Note 7.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (dollars in millions):

		April 30, 2006			January 31, 2006
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Customer relationships	30 years	$126.8	$(15.4)	$111.4	$120.7	$(10.2)	$110.5
Customer contracts	6 years	24.5	(11.9)	12.6	24.5	(10.9)	13.6
Unpatented technology	8 years	33.5	(13.6)	19.9	36.3	(12.7)	23.6

		$184.8	$(40.9)	$143.9	$181.5	$(33.8)	$147.7

Non amortized intangible assets:
Tradenames		$41.8			$40.0
Goodwill		$205.8			$197.8

We expect that ongoing amortization expense will approximate between $11 million and $13 million in each of the next five fiscal years.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the net carrying amount of goodwill by segment are as follows (dollars in millions):

	Automotive
	Wheels	Components	Other	Total

Balance as of January 31, 2006	$197.8	$—	$—	$197.8
Effects of currency translation	8.8	—	—	8.8
Reclassification	(0.8)	—	—	(0.8)

Balance as of April 30, 2006	$205.8	$—	$—	$205.8

Note 8.	Bank Borrowings, Other Notes, and Long-Term Debt

Bank borrowings and other notes of $26.0 million and $25.5 million at April 30, 2006 and January 31, 2006, respectively, consist primarily of short-term credit facilities of our foreign subsidiaries.

Long-term debt consists of the following (dollars in millions):

	April 30,	January 31,
	2006	2006

Various foreign bank and government loans maturing through 2006, weighted average interest rates of 5.7% and 5.6% at April 30, 2006 and January 31, 2006, respectively	$19.1	$18.4
Term Loan B maturing 2009, weighted average interest rate of 8.4% and 7.7% at April 30, 2006 and January 31, 2006, respectively	332.3	332.4
Term Loan C maturing 2010, weighted average interest rate of 10.6% and 9.9% at April 30, 2006 and January 31, 2006, respectively	150.0	150.0
10 1/2% Senior Notes due 2010, net of discount of $0.5 and $0.8 million at April 30, 2006 and January 31, 2006, respectively	162.0	161.7
Mortgage note payable maturing June 3, 2008	22.0	22.0
Capital lease obligations	17.6	19.0

	703.0	703.5
Less current portion of long-term debt	20.8	19.2

Long-term debt	$682.2	$684.3

Credit Facility

On June 3, 2003, HLI Operating Company, Inc., a wholly-owned subsidiary of the Company (HLI), entered into a $550 million senior secured credit facility (Credit Facility), which initially consisted of a $450 million six-year amortizing term loan (Term Loan B) and a five-year $100 million revolving credit facility (Revolving Credit Facility). The Term Loan B was made available to HLI in a single drawing on June 3, 2003, payable in quarterly installments equal to 0.25% of the principal amount outstanding with the remaining balance payable on June 3, 2009. The Revolving Credit Facility will be available until June 3, 2008, on which date all loans outstanding under the Revolving Credit Facility will become due and payable. On November 16, 2005, we used a portion of the proceeds from the Hub and Drum sale to prepay approximately $19.9 million of the Term Loan B.

On April 11, 2005, we amended and restated the Credit Facility to establish a new second lien $150 million term loan (Term Loan C), from which 50% of the net proceeds were to be used for general corporate purposes, with the remainder of the net proceeds used to repay a portion of the Term Loan B. The Term Loan C principal balance of $150 million is due on June 3, 2010. On March 31, 2006, we amended the Credit Facility to favorably modify certain financial covenants, among other changes.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility contains covenants restricting our ability and the ability of our subsidiaries to issue more debt, pay dividends, repurchase stock, make investments, merge or consolidate, transfer assets and enter into transactions with affiliates. These restrictive covenants are customary for such facilities and subject to certain exceptions. The Credit Facility also contains certain financial covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. HLI’s obligations under the Credit Facility are guaranteed by us and substantially all of our material direct and indirect domestic subsidiaries.

As of April 30, 2006 there were no outstanding borrowings and approximately $19.0 million in letters of credit issued under the Revolving Credit Facility. As of January 31, 2006, there were no outstanding borrowings and approximately $17.9 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at April 30, 2006 and January 31, 2006 was approximately $81.0 million and $63.7 million, respectively.

Senior Notes

HLI has $250.0 million aggregate principal amount of 10 1/2% Senior Notes that mature on June 15, 2010. Interest on the Senior Notes accrues at a rate of 10 1/2% per annum and is payable semi-annually in arrears on June 15 and December 15.

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

The Indenture provides for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The Indenture also provides that a holder of the Senior Notes may, under certain circumstances, have the right to require that we repurchase such holder’s Senior Notes upon a change of control of the Company. The Senior Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally on a senior, unsecured basis by us and substantially all of our domestic subsidiaries.

Early Repayment of Long-Term Debt

On April 11, 2005, we used $72.7 million of the net proceeds from the Term Loan C to repay a portion of the Term Loan B. On November 16, 2005, we used a portion of the proceeds from the Hub and Drum sale to prepay approximately $19.9 million of the Term Loan B.

Other Financing

We had other debt financing of $58.7 million and $59.4 million as of April 30, 2006 and January 31, 2006, respectively. These included borrowings under various foreign debt facilities in an aggregate amount of $19.1 million and $18.4 million and a mortgage note payable of $22.0 million as of April 30, 2006 and January 31, 2006. We

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also had capital lease obligations of $17.6 million and $19.0 million as of April 30, 2006 and January 31, 2006, respectively.

Note 9.	Pension Plans and Postretirement Benefits Other Than Pensions

We sponsor several defined benefit pension plans (Pension Benefits) and health care and life insurance benefits (Other Benefits) for certain employees around the world. We fund the Pension Benefits based upon the funding requirements of United States and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.

The fiscal 2006 and fiscal 2005 amounts shown below present the Pension Benefits and Other Benefits expense for the three months ended April 30 for each year (dollars in millions):

	US Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,	April 30,	April 30,
	2006	2005	2006	2005	2006	2005

Service cost	$0.2	$0.3	$—	$—	$0.3	$0.2
Interest cost	2.8	2.7	2.6	2.7	1.5	2.0
Expected return on plan assets	(2.7)	(2.4)	—	—	(0.2)	—
Amortization of net loss	—	—	—	—	—	0.1

Net periodic benefit cost	$0.3	$0.6	$2.6	$2.7	$1.6	$2.3

We contributed $4.2 million to our pension plans and health care and life insurance benefit plans during the first three months of fiscal 2006 and expect to contribute an additional $11.6 million during the remainder of fiscal 2006.

Note 10.	Asset Impairments and Other Restructuring Charges

Asset impairment losses and other restructuring charges for the three months ended April 30, 2006 and 2005 were as follows (dollars in millions):

	Three Months Ended April 30, 2006
	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$0.4	$—	$—	$0.4
Impairment of land, building, machinery, equipment, and tooling	0.2	—	—	0.2
Severance and other restructuring costs	1.4	1.1	0.6	3.1

Total	$2.0	$1.1	$0.6	$3.7

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended April 30, 2005
	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$0.3	$—	$—	$0.3
Impairment of machinery, equipment, and tooling	0.1	—	—	0.1
Severance and other restructuring costs	0.4	—	—	0.4

Total	$0.8	$—	$—	$0.8

Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended April 30, 2006

We recorded total asset impairment losses and other restructuring charges of $3.7 million for the three months ended April 30, 2006. The expense for the Automotive Wheels segment was $2.0 million, which consisted primarily of costs related to severance to our international wheel locations in Spain, Italy, and South Africa in addition to the Huntington, Indiana facility. There were also continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; and Bowling Green, Kentucky facilities. The expense for the Components segment was $1.1 million, which consisted of severance expense. The Other segment expense of $0.6 million is related to severance at the corporate offices.

Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended April 30, 2005

We recorded total asset impairment losses and other restructuring charges of $0.8 million for the three months ended April 30, 2005, which was all related to the Automotive Wheels segment. The expense consisted primarily of continuing facility closure costs related to the Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky facilities. In addition, we recorded severance charges for our La Mirada, California and Manresa, Spain facilities.

Facility Exit Costs and Severance Accruals

The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the three months ended April 30, 2006 (dollars in millions):

		Accrual of	Cash
		Severance	Payments and
	January 31,	and Other	Effects of	April 30,
	2006	Restructuring	Foreign	2006
	Accrual	Charges	Currency	Accrual

Facility exit costs	$—	$0.4	$—	$0.4
Severance	2.9	3.1	(1.4)	4.6

Total	$2.9	$3.5	$(1.4)	$5.0

Note 11.	Weighted Average Shares Outstanding

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants, so long as they are not anti-dilutive.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares outstanding for the three months ended April 30, 2006 and 2005 were as follows (thousands of shares):

	April 30,	January 31,
	2006	2006

Basic weighted average shares outstanding	38,122	37,942
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	38,122	37,942

For the three months ended April 30, 2006 and 2005, all options, warrants and unvested restricted stock units were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss in those periods.

Note 12.	Taxes on Income

Income tax expense allocated to continuing operations for the three months ended April 30, 2006 and 2005 was as follows (dollars in millions):

	Three Months Ended April 30,
	2006		2005
	US	Foreign	US	Foreign

Pre-tax income (loss)	$(24.5)	$14.4	$(17.6)	$15.9
Income tax expense	0.4	5.2	0.4	4.4

Income tax expense for the three months ended April 30, 2006 was primarily the result of tax expense in foreign jurisdictions and various states.

We have determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States.

Note 13.	Prior Period Accounting Errors

In August 2005, we discovered several accounting errors that would have impacted our reported results for prior periods. The two most significant of these errors related to the amount of amortization of definite lived intangible assets following the application of fresh start accounting and to the amount of foreign withholding taxes recorded with respect to certain expatriate employees beginning in fiscal 2003. Since the impact to the annual financial statements for fiscal 2003 and 2004 was not material, we recorded additional expense of approximately $3.1 million in the second quarter of fiscal 2005 to reflect the cumulative effect of the errors. The accounting errors, if properly recorded in the respective periods, would have increased net loss during the three months ended April 30, 2005 by approximately $0.7 million. We conducted an internal investigation into these errors and found no evidence of any intentional misstatements of these amounts.

Note 14.	Segment Reporting

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

The following tables present revenues and other financial information by business segment (dollars in millions):

	Three Months Ended April 30, 2006
	Automotive
	Wheels	Components	Other	Total

Net sales	$403.8	$169.0	$—	$572.8
Asset impairments and other restructuring charges	2.0	1.1	0.6	3.7
Earnings (loss) from operations	13.5	(1.2)	(4.9)	7.4

	Three Months Ended April 30, 2005
	Automotive
	Wheels	Components	Other	Total

Net sales	$397.8	$191.4	$—	$589.2
Asset impairments and other restructuring charges	0.8	—	—	0.8
Earnings (loss) from operations	19.2	0.9	(6.9)	13.2

	As of April 30, 2006
	Automotive
	Wheels	Components	Other	Total

Total assets	$1,312.9	$333.7	$205.1	$1,851.7

	As of January 31, 2006
	Automotive
	Wheels	Components	Other	Total

Total assets	$1,247.7	$321.5	$230.0	$1,799.2

Note 15.	Condensed Consolidating Financial Statements

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

Guarantor and Nonguarantor Financial Statements

Hayes Lemmerz International, Inc. (Hayes), HLI Parent Company, Inc. (Parent), and substantially all of our domestic subsidiaries (other than HLI as the issuer of the Senior Notes and borrower under the Term Loan B and Term Loan C) (collectively, excluding Hayes, the Guarantor Subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, the Senior Notes, Term Loan B, and Term Loan C. None of our foreign subsidiaries have guaranteed the Senior Notes, Term Loan B, or Term Loan C, nor have two of our domestic subsidiaries owned by our foreign subsidiaries or subsidiaries that are special purpose entities formed for domestic accounts receivable securitization programs (collectively, the Nonguarantor Subsidiaries). In lieu of providing separate unaudited financial statements for each of the Guarantors, we have included the unaudited supplemental guarantor condensed consolidating financial statements. We do not believe that separate financial statements for each of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended April 30, 2006

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
	(Unaudited)

Net sales	$—	$—	$227.2	$354.8	$(9.2)	$572.8
Cost of goods sold	—	4.2	213.6	311.8	(9.2)	520.4

Gross profit (loss)	—	(4.2)	13.6	43.0	—	52.4
Marketing, general, and administrative	—	1.3	18.3	20.3	—	39.9
Equity in (earnings) losses of subsidiaries and joint ventures	17.6	(0.3)	(1.5)	—	(15.8)	—
Asset impairments and other restructuring charges	—	1.4	1.8	0.5	—	3.7
Other (income) expense, net	—	(0.1)	0.1	1.4	—	1.4

Earnings (loss) from operations	(17.6)	(6.5)	(5.1)	20.8	15.8	7.4
Interest expense, net	—	10.9	0.4	6.0	—	17.3
Other non-operating expense	—	0.1	—	0.1	—	0.2

Earnings (loss) from continuing operations before taxes on income and minority interest	(17.6)	(17.5)	(5.5)	14.7	15.8	(10.1)
Income tax expense	—	0.1	0.3	5.2	—	5.6

Earnings (loss) from continuing operations before minority interest	(17.6)	(17.6)	(5.8)	9.5	15.8	(15.7)
Minority interest	—	—	—	1.9	—	1.9

Net income (loss)	$(17.6)	$(17.6)	$(5.8)	$7.6	$15.8	$(17.6)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended April 30, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
	(Unaudited)

Net sales	$—	$1.0	$251.2	$344.3	$(7.3)	$589.2
Cost of goods sold	—	5.4	231.4	301.8	(7.3)	531.3

Gross profit (loss)	—	(4.4)	19.8	42.5	—	57.9
Marketing, general, and administrative	—	2.0	20.8	18.3	—	41.1
Equity in (earnings) losses of subsidiaries and joint ventures	8.1	(6.2)	(0.8)	—	(1.1)	—
Asset impairments and other restructuring charges	—	0.2	0.5	0.1	—	0.8
Other (income) expense, net	—	(1.3)	0.2	3.9	—	2.8

Earnings (loss) from operations	(8.1)	0.9	(0.9)	20.2	1.1	13.2
Interest (income) expense, net	(0.4)	8.7	0.2	6.2	—	14.7
Other non-operating expense	—	0.2	—	—	—	0.2

Earnings (loss) from continuing operations before taxes on income and minority interest	(7.7)	(8.0)	(1.1)	14.0	1.1	(1.7)
Income tax expense	—	0.1	0.3	4.4	—	4.8

Earnings (loss) from continuing operations before minority interest	(7.7)	(8.1)	(1.4)	9.6	1.1	(6.5)
Minority interest	—	—	—	2.6	—	2.6

Income (loss) from continuing operations before cumulative effect of change in accounting	(7.7)	(8.1)	(1.4)	7.0	1.1	(9.1)
Income from discontinued operations, net of tax	—	—	0.9	0.5	—	1.4

Net income (loss)	$(7.7)	$(8.1)	$(0.5)	$7.5	$1.1	$(7.7)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of April 30, 2006

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
	(Unaudited)

Cash and cash equivalents	$—	$0.9	$1.2	$50.4	$—	$52.5
Receivables	—	(105.9)	126.6	272.0	—	292.7
Other receivables	—	160.0	—	—	(80.0)	80.0
Inventories	—	0.3	68.6	131.2	(0.4)	199.7
Prepaid expenses and other	—	3.0	8.1	6.9	—	18.0

Total current assets	—	58.3	204.5	460.5	(80.4)	642.9
Property, plant, and equipment, net	—	32.9	169.2	556.0	—	758.1
Goodwill and other assets	193.4	842.5	(103.7)	394.7	(876.2)	450.7

Total assets	$193.4	$933.7	$270.0	$1,411.2	$(956.6)	$1,851.7

Bank borrowings and other notes	$—	$—	$0.6	$25.4	$—	$26.0
Current portion of long-term debt	—	4.5	3.8	12.5	—	20.8
Accounts payable and accrued liabilities	0.1	152.9	71.6	261.0	(80.3)	405.3

Total current liabilities	0.1	157.4	76.0	298.9	(80.3)	452.1
Long-term debt, net of current portion	—	661.7	13.6	6.9	—	682.2
Pension and other long-term liabilities	—	231.9	0.6	241.5	—	474.0
Redeemable preferred stock of subsidiary	—	12.3	—	—	—	12.3
Minority interest	—	—	—	38.1	—	38.1
Parent loans	0.3	(260.9)	(29.1)	285.6	4.1	—
Common stock	0.4	—	—	—	—	0.4
Additional paid-in capital	675.9	685.6	517.8	569.1	(1,772.5)	675.9
Retained earnings (accumulated deficit)	(583.9)	(566.9)	(311.3)	(114.5)	992.7	(583.9)
Accumulated other comprehensive income (loss)	100.6	12.6	2.4	85.6	(100.6)	100.6

Total stockholders’ equity	193.0	131.3	208.9	540.2	(880.4)	193.0

Total liabilities and stockholder’s equity	$193.4	$933.7	$270.0	$1,411.2	$(956.6)	$1,851.7

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2006

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
	(Unaudited)

Cash flows provided by (used for) operating activities	$—	$(1.3)	$2.8	$24.0	$—	$25.5

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	(0.2)	(4.5)	(7.6)	—	(12.3)
Proceeds from disposal of assets and businesses	—	—	—	0.4	—	0.4
Capital contributed by minority shareholders				0.4		0.4

Cash used for investing activities	—	(0.2)	(4.5)	(6.8)	—	(11.5)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	(0.4)	(0.2)	—	(0.6)
Borrowings (repayment) of long term debt	—	—	(1.1)	(0.2)	—	(1.3)
Bank finance fees paid	—	(2.9)	—	—	—	(2.9)
Dividends paid to minority shareholders	—	—	—	(1.0)	—	(1.0)

Cash used for financing activities	—	(2.9)	(1.5)	(1.4)	—	(5.8)

Increase (decrease) in parent loans and advances	—	9.4	3.8	(13.2)	—	—
Effect of exchange rates on cash and cash equivalents	—	—	—	1.8	—	1.8

Increase in cash and cash equivalents	—	5.0	0.6	4.4	—	10.0
Cash and cash equivalents at beginning of period	—	(4.1)	0.6	46.0		42.5

Cash and cash equivalents at end of period	$—	$0.9	$1.2	$50.4	$—	$52.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
	(Unaudited)

Cash flows provided by (used for) operating activities	$—	$(57.3)	$10.9	$15.1	$—	$(31.3)

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	(0.1)	(20.3)	(16.0)	—	(36.4)
Proceeds from disposal of assets and businesses	—	—	0.1	(0.1)	—	—

Cash used for investing activities	—	(0.1)	(20.2)	(16.1)	—	(36.4)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	—	(0.2)	—	(0.2)
Repayment of Term Loan B, net of related fees	—	(70.5)	—	—	—	(70.5)
Borrowings from Term Loan C	—	150.0	—	—	—	150.0
Borrowings (repayment) of long term debt	—	—	(0.2)	—	—	(0.2)

Cash provided by (used for) financing activities	—	79.5	(0.2)	(0.2)	—	79.1

Increase (decrease) in parent loans and advances	—	(24.3)	13.1	11.2	—	—
Net cash used for operating activities from discontinued operations	—	—	(3.4)	(2.7)	—	(6.1)
Net cash used for investing activities from discontinued operations	—	—	(0.1)	—	—	(0.1)
Net cash provided by financing activities from discontinued operations	—	—	—	—	—	—
Effect of exchange rates on cash and cash equivalents	—	—	—	1.9	—	1.9

Increase (decrease) in cash and cash equivalents	—	(2.2)	0.1	9.2	—	7.1
Cash and cash equivalents at beginning of period	—	(9.3)	(0.2)	44.4	—	34.9

Cash and cash equivalents at end of period	$—	$(11.5)	$(0.1)	$53.6	$—	$42.0

Note 16.	Subsequent Events

On May 31, 2006, we established a new $65 million accounts receivable securitization facility in the U.S. that replaced the program established on December 9, 2004. The new program’s structure is similar to the program being replaced, but availability under the program is projected to be greater due to increased ability to finance Ford and GM receivables. The new facility has an expiration date of June 3, 2008 and funding under the facility bears interest based on LIBOR plus 2.5%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

This discussion should be read in conjunction with the our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 as filed with the Securities and Exchange Commission on April 21, 2006, and the other information included herein.

Company Overview

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to a fiscal year means the 12-month period commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2006” refers to the period beginning February 1, 2006 and ending January 31, 2007, “fiscal 2005” refers to the period beginning February 1, 2005 and ending January 31, 2006).

Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a leading supplier of automotive suspension, brake, and powertrain components. We have global operations with 35 facilities, including business and sales offices, manufacturing facilities, and technical centers, located in 14 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

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

The Other segment previously included our hub and brake drum facilities in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico (Hub and Drum business). In the third quarter of fiscal 2005 our Hub and Drum business was reclassified to discontinued operations and was recorded as an asset held for sale. These facilities were sold in the fourth quarter of fiscal 2005. Prior year amounts for the Other segment have been modified to reflect these reclassifications.

In the first three months of fiscal 2006, we had net sales of $572.8 million with approximately 56% derived from international markets. For the full year of fiscal 2005, we had sales of $2.3 billion with approximately 57% derived from international markets. We had earnings from operations in the first three months of fiscal 2006 of $7.4 million and a loss from operations of $395.4 million for the full year of fiscal 2005.

Results of Operations

Consolidated Results — Comparison of the Three Months Ended April 30, 2006 to the Three Months Ended April 30, 2005

The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2006	2005	$ Change	% Change

Net sales:
Automotive Wheels	$403.8	$397.8	$6.0	1.5%
Components	169.0	191.4	(22.4)	(11.7)%

Total	$572.8	$589.2	$(16.4)	(2.8)%

Gross profit	$52.4	$57.9	$(5.5)	(9.5)%
Marketing, general, and administrative	39.9	41.1	(1.2)	(2.9)%
Asset impairments and other restructuring charges	3.7	0.8	2.9	362.5%
Other expense, net	1.4	2.8	(1.4)	(50.0)%

Earnings from operations	7.4	13.2	(5.8)	(43.9)%
Interest expense, net	17.3	14.7	2.6	17.7%
Other non-operating expense	0.2	0.2	—	0.0%
Income tax expense	5.6	4.8	0.8	16.7%
Minority interest	1.9	2.6	(0.7)	(26.9)%

Loss from continuing operations	(17.6)	(9.1)	(8.5)	93.4%
Income from discontinued operations, net of tax $1.5	—	1.4	(1.4)	(100.0)%

Net loss	$(17.6)	$(7.7)	$(9.9)	128.6%

Sales

Our net sales decreased 2.8% or $16.4 million to $572.8 million in the first quarter of fiscal 2006 from $589.2 million in the first quarter of fiscal 2005. The decline in sales is partially attributed to the sale of our Cadillac, Michigan iron foundry and our Equipment & Engineering business in Au Gres, Michigan during fiscal 2005, which caused sales to decline by approximately $10 million. Fluctuations in foreign exchange rates relative to the U.S. dollar decreased sales approximately $11 million, but were partially offset by the impact of higher metal pass-though pricing, which increased sales $9 million. Also contributing to the decline in sales were global pricing pressures and an unfavorable product mix, which caused a $7 million decline in sales. Our sales volumes overall increased $2 million during the first quarter of 2006; stronger volumes internationally were partially offset by declines in the U.S. market resulting from the lower OEM demand and the closure of several of our aluminum wheel facilities.

Gross profit

Our gross profit decreased 9.5% or $5.5 million in the first quarter of fiscal 2006 to $52.4 million from $57.9 million in the first quarter of fiscal 2005. Fluctuations in foreign exchange rates relative to the U.S. dollar negatively impacted gross profit during the first quarter of fiscal 2006 by approximately $1.7 million. The lag in timing of metal price recovery from our customers decreased gross profit by approximately $4 million. Lower depreciation, primarily resulting from the impairment of fixed assets in the Components business during the fourth quarter of fiscal 2005, was offset by the impact of lower volumes in North America, increased global pricing pressures and an unfavorable product mix. While productivity was stronger than the first quarter of 2005, causing an increase in profitability, this was partially offset by higher utility costs and other economic factors.

Marketing, general, and administrative

Our marketing, general, and administrative expense decreased $1.2 million in the first quarter of fiscal 2006 to $39.9 million from $41.1 million. The decline is primarily attributed to lower employee costs and a reduction in outside services. Also, contributing to the decline were fluctuations in foreign exchange rates, which lowered expense by $0.5 million during the first quarter of fiscal 2006.

Asset impairments and other restructuring Charges

We recorded total asset impairment losses and other restructuring charges of $3.7 million for the three months ended April 30, 2006. The expense for the Automotive Wheels segment was $2.0 million, which consisted primarily of costs related to severance for our international wheel locations in Spain, Italy, and South Africa in addition to the Huntington, Indiana facility. There were also continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; and Bowling Green, Kentucky facilities. The expense for the Components segment was $1.1 million, which consisted of severance expense associated with the consolidation of our staff in the suspension, powertrain and brake businesses. The Other segment expense of $0.6 million is related to severance at the Corporate offices.

We recorded total asset impairment losses and other restructuring charges of $0.8 million for the three months ended April 30, 2005, which was all related to the Automotive Wheels segment. The expense consisted primarily of continuing facility closure costs related to the Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky facilities. In addition, we recorded severance charges for our La Mirada, California and Manresa, Spain facilities.

Interest expense, net

Interest expense increased $2.6 million to $17.3 million for the first quarter of fiscal 2006 from $14.7 million for the first quarter of fiscal 2005. The increase was primarily driven by higher short-term interest rates.

Income taxes

Income tax expense was $5.6 million for the first quarter of fiscal 2006 compared to expense of $4.8 million for the first quarter of fiscal 2005. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are lower than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.

Discontinued operations

In the third quarter of fiscal 2005, we announced that we had signed an agreement to sell our Hub and Drum business and it was classified as discontinued operations and as an asset group held for sale as of October 31, 2005. The Hub and Drum business was subsequently sold in November of 2005. The Hub and Drum business was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment. The Hub and Drum business is accounted for as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of the business in the prior year were reclassified as discontinued operations.

Net loss

Due to factors mentioned above, net loss during the first quarter of fiscal 2006 was $17.6 million as compared to a net loss of $7.7 million in the first quarter of fiscal 2005.

Segment Results — Comparison of the Three Months Ended April 30, 2006 to the Three Months Ended April 30, 2005

Automotive Wheels

The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2006	2005	$ Change

Net sales	$403.8	$397.8	$6.0
Asset impairments and other restructuring charges:
Facility closure costs	$0.4	$0.3	$0.1
Impairment of machinery, equipment, and tooling	0.2	0.1	0.1
Severance and other restructuring costs	1.4	0.4	1.0

Total asset impairments and other restructuring charges	$2.0	$0.8	$1.2
Earnings from operations	$13.5	$19.2	$(5.7)

Net sales

Net sales from our Automotive Wheels segment rose 1.5% or $6.0 million to $403.8 million in the first quarter of fiscal 2006 from $397.8 million in the first quarter of fiscal 2005. Fluctuations in foreign exchange rates relative to the U.S. dollar decreased sales approximately $8 million. Higher wheel volumes increased sales by $8 million; higher volumes on international steel and truck wheels, as well as increased volume in our Mexican aluminum wheel facility, were partially offset by lower volumes in the U.S., primarily due to the closure of our La Mirada, California facility in fiscal 2005 and the impending closure of our Huntington, Indiana facility. Recovery of higher metal prices and a favorable product mix increased sales, but were partially offset by global pricing pressure.

Asset impairments and other restructuring charges

The asset impairments and other restructuring expense for the Automotive Wheels segment was $2.0 million, which consisted primarily of costs related to severance at our international wheel locations in Spain, Italy and South Africa in addition to the Huntington, Indiana facility. There were also continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; and Bowling Green, Kentucky facilities. Asset impairment and other restructuring expense for the first three months of fiscal 2005 was $0.8 million, which consisted primarily of continuing facility closure costs related to the Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky facilities. In addition, we recorded severance charges for our La Mirada, California and Manresa, Spain facilities.

Earnings from operations

Earnings from operations at our Automotive Wheels operations declined $5.7 million in the first quarter of fiscal 2006 to $13.5 million compared to $19.2 million in the first quarter of fiscal 2005. The impact of higher volume and productivity improvements was more than offset by global pricing pressures, an unfavorable product mix, and the lag in timing of aluminum price recovery from our customers. Depreciation was lower than in the first quarter of fiscal 2005. However, this increase in profitability was offset by higher utility costs globally. Also impacting earnings from operations was a $1.2 million increase in facility closure, impairment, severance and other restructuring costs over the first quarter of fiscal 2005. This increase is primarily related to the closures of our Huntington, Indiana and Campiglione, Italy aluminum wheel facilities, as well as the consolidation of North American and International wheel staffs into one group.

Components

The following table presents net sales, (loss) earnings from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2006	2005	$ Change

Net sales	$169.0	$191.4	$(22.4)
Asset impairments and other restructuring charges:
Facility closure costs	$—	$—	$—
Impairment of land, building, machinery, equipment, and tooling	—	—	—
Severance and other restructuring costs	1.1	—	1.1

Total asset impairments and other restructuring charges	$1.1	$—	$1.1
(Loss) earnings from operations	$(1.2)	$0.9	$(2.1)

Net sales

Net sales from Components decreased 11.7% or $22.4 million to $169.0 million in the first quarter of fiscal 2006 from $191.4 million in the first quarter of fiscal 2005. Fluctuations in foreign exchange rates relative to the U.S. dollar decreased sales by approximately $3 million. Stronger volumes in our powertrain and brake businesses were more than offset by lower volumes and an unfavorable product mix, particularly in our suspension business, and global pricing pressures which reduced sales by approximately $13 million. Also contributing to the decline in sales was the sale of our Cadillac, Michigan iron foundry and our Equipment & Engineering business in fiscal 2005, which caused a $10 million decline in sales. These declines were partially offset by higher pass-through pricing on metal, which increased sales by approximately $4 million.

Asset impairments and other restructuring charges

The asset impairments and other restructuring expense during the first quarter of fiscal 2006 for the Components segment was $1.1 million, which consisted of severance expense associated with the consolidation of our staff in the suspension, powertrain and brake businesses.

Earnings from operations

Components loss from operations was $1.2 million during the first quarter of fiscal 2006 compared to earnings from operations of $0.9 million in the first quarter of fiscal 2005. Lower depreciation and a lower allocation of corporate overhead costs increased earnings in the first quarter of fiscal 2006. However, these increases were offset primarily by lower volumes, an unfavorable mix, global pricing pressures, the lag in timing of metal price recovery from our customers and higher utility costs. Additionally, the Components segment recorded $1.1 million of employee restructuring costs during the first quarter of fiscal 2006 associated with the consolidation of our staff in the powertrain, brake, and suspension businesses.

Other

The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2006	2005	$ Change

Loss from operations	$4.9	$6.9	$(2.0)

Loss from operations

Loss from operations in the Other segment was $4.9 million in the first quarter of fiscal 2006 compared to $6.9 million in the first quarter of fiscal 2005. The primary reasons for the reduction in loss from operations are lower employee expenses at our corporate headquarters and a reduction in use of outside consultants.

Liquidity and Capital Resources

Cash Flows

Operating Activities:  Cash provided by our operations was $25.5 million in the first three months of fiscal 2006 compared to cash used of $31.3 million in the first three months of fiscal 2005. The $56.8 million improvement resulted primarily from improved working capital requirements. The first three months of fiscal 2005 were negatively impacted by the termination of early customer payment programs and lower utilization of the account receivable securitization facility.

Investing Activities:  Cash used for investing activities was $11.5 million during the first three months of fiscal 2006 compared to $36.4 million in the first three months of fiscal 2005. This decrease was primarily due to lower capital expenditures as many of our expansion projects were completed during fiscal 2005. These expenditures were primarily for additional machinery and equipment to improve productivity, reduce costs, meet demand for new vehicle platforms, and meet expected requirements for our products.

Financing Activities:  Cash used for financing activities was $5.8 million in the first three months of fiscal 2006 compared to cash provided by financing activities of $79.1 million in the first three months of fiscal 2005. This decrease in cash flow from financing activities is primarily due to the Term Loan C proceeds received in the previous year not received in the current year.

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

Other Liquidity Matters

During the third quarter of fiscal 2004, two of our OEM customers in the U.S. notified us of the discontinuance of accelerated payment programs in which we participated. The termination of these programs had no impact during the first three months of fiscal 2006 and negatively impacted cash flow during fiscal 2005 by $12 million. Our domestic accounts receivable securitization program was intended to offset the negative impact associated with the loss of these programs.

During fiscal 2005, the credit ratings of Ford and GM, two of our largest customers, were downgraded by S&P and Moody’s. The impact of the ratings downgrade reduced the amount of Ford and GM receivables that are eligible to be securitized under our domestic accounts receivable securitization agreement. On January 17, 2006 we reduced this accounts receivable securitization agreement from $75 million to $50 million to reflect the impact of the ratings downgrade of Ford and GM. On May 31, 2006, this facility was replaced by a new $65 million accounts receivable securitization facility that will allow us to finance additional Ford and GM receivables.

During fiscal 2005, we established an accounts receivable financing program in Germany with a local financial institution. Borrowings under this program of $25.3 million and $24.2 million at April 30, 2006 and January 31, 2006, respectively, are included in short term bank borrowings.

Credit Ratings

As of April 30, 2006 our credit ratings were as follows:

	S&P	Moody’s

Corporate and Bank Debt rating	B−	B3
Senior Note rating	CCC	Caa3

Off Balance Sheet Arrangements

On December 9, 2004 we established an accounts receivable securitization facility in the U.S., which provides up to $50 million in funding from commercial paper conduits sponsored by commercial lenders. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors. Pursuant to the securitization facility, certain of our subsidiaries sold trade accounts receivable to a non-consolidated special purpose entity, which resold the receivables to a qualifying special purpose entity, which then pledged the receivables to secure borrowings from commercial paper conduits. The securitization transactions were accounted for as sales of the receivables under the provisions of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and were removed from the consolidated balance sheets. The proceeds received are included in cash flows from operating activities in the consolidated statements of cash flows. Costs associated with the receivables facility are recorded as other expense in the consolidated statements of operations. We began selling receivables pursuant to the securitization program during the fourth quarter of fiscal 2004.

At April 30, 2006 and January 31, 2006, the outstanding balance of receivables sold to special purpose entities was $105 million and $112 million, respectively. Our net retained interest at April 30, 2006 and January 31, 2006 was $80 million and $101 million, respectively, which is disclosed as other receivables on the condensed consolidated balance sheets and in cash flows from operating activities in the condensed consolidated statements of cash flows. Advances from conduits at April 30, 2006 and January 31, 2006 were $25 million and $11 million, respectively.

On May 31, 2006, we established a new $65 million accounts receivable securitization facility in the U.S. that replaced the program established on December 9, 2004. The new program’s structure is similar to the program being replaced, but availability under the program is projected to be greater due to increased ability to finance Ford and GM receivables. The new facility has an expiration date of June 3, 2008 and funding under the facility bears interest based on LIBOR plus 2.5%.

Contractual Obligations

The following table identifies our significant contractual obligations as of April 30, 2006 (dollars in millions):

	Payment Due by Period
	Less than	1-3	4-5	After 5
	1 Year	Years	Years	Years	Total

Short-term borrowings	$26.0	$—	$—	$—	$26.0
Long-term debt	16.7	14.4	632.3	—	663.4
Mortgage note payable	0.2	21.8	—	—	22.0
Capital lease obligations	3.9	7.6	6.1	—	17.6
Operating leases	14.3	15.9	5.8	1.1	37.1
Redeemable preferred stock of subsidiary	—	—	—	12.3	12.3
Capital expenditures	11.4	—	—	—	11.4
United States pension contributions	16.8	15.0	0.7	—	32.5

Total obligations	$89.3	$74.7	$644.9	$13.4	$822.3

Other Cash Requirements

We anticipate the following approximate significant cash requirements to be paid during the remainder of fiscal 2006 (dollars in millions):

Interest	$59.2
Taxes	14.3
United States pension and other post-retirement benefits funding	11.6
Restructuring costs	5.5

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

Goodwill impairment testing

Goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets must be tested for impairment annually. We test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS 142, “Goodwill and Other Intangible Assets.” Other definite-lived intangible assets continue to be amortized over their estimated lives.

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

Income Taxes

In accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals. We believe that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

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

New Accounting Pronouncements

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets — an amendment to FASB Statement No. 140,” which: 1) provides revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities that are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to beginning retained earnings. Adoption of SFAS 156 is not expected to have an impact on our financial condition or results of operations.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. SFAS 155 also defines which interest-only and principal-only strips are not subject to the requirements of SFAS 133 and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The standard requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation. SFAS 155 also eliminates the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Upon adoption, an entity may elect fair value measurement for existing financial instruments with embedded derivatives that had previously been bifurcated pursuant to SFAS 133, with any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument recognized as a cumulative-effect adjustment to beginning retained earnings. Adoption of SFAS 155 is not expected to have an impact on our financial condition or results of operations.

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

The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in the Euro, Czech Crown, and the Brazilian Real, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of stockholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. However, due to the self-sustaining nature of our foreign operations (which maintain their own credit facilities, enter into borrowings, and incur costs in their respective local currencies), we believe we can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, we have, from time to time, entered into certain foreign currency swap arrangements. In January 2006, we entered into a foreign currency swap agreement in Euros with a total notional value of $50 million to hedge our net investment in certain of our foreign subsidiaries. The swap agreement is expected to settle in January 2009.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. We have from time to time entered into interest rate swap arrangements to further hedge against interest rate fluctuations. In January 2006, we entered into an interest rate swap agreement with a total notional value of $50 million to hedge the variability of interest payments associated with our variable-rate term debt. The swap agreement is expected to settle in January 2009. Since the interest rate swap hedges the variability of interest payments on variable rate debt with the same terms, it qualifies for cash flow hedge accounting treatment. At April 30, 2006 and January 31, 2006, approximately $454 million of our debt was variable rate debt after considering the impact of the swap.

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

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (SEC) is recorded, processed, summarized, and reported on a timely basis. We maintain a disclosure committee (Disclosure Committee) reporting to our Chief Executive Officer to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing our disclosure controls and procedures. The Disclosure Committee is currently chaired by our Chief Financial Officer and includes our General Counsel, Vice President of Global Materials and Logistics, Corporate Controller, Treasurer, Assistant General Counsel, Director of Internal Audit, Director of Tax, Director of Compensation and Benefits, and Director of Financial Reporting and Governance as its other members.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2006 due to a continuing material weakness in our internal controls over accounting for income taxes previously reported in our Annual Report on Form 10-K for the year ended January 31, 2006.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended January 31, 2006, our internal control over financial reporting was not effective based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Our management identified a material weakness in our internal control over financial reporting related to ineffective reconciliation procedures associated with income tax accounting matters. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During fiscal 2006, with respect to the material weakness in our internal control over accounting for income taxes, we will:

•	increase formality and rigor of controls and procedures over accounting for income taxes

•	develop a plan and implement additional actions to fully remediate the material weakness, including increasing the use of third party tax service providers for the more complex areas of our income tax accounting

As a consequence of the income tax weakness noted above, we are applying other procedures designed to improve the reliability of our accounting for income taxes. While our efforts to remediate this material weakness are ongoing, management believes that the consolidated financial statements included in this report are fairly stated in all material respects.

We will continue to monitor the effectiveness of our internal control over financial reporting, particularly as it relates to accounting for income taxes, and will take further actions as deemed appropriate.

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the first three months of fiscal 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 19, 2002, we issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods, and for the fiscal quarter ended April 30, 2001. The restatement was the result of our failure to properly apply certain accounting standards generally accepted in the United States, and because certain accounting errors and irregularities in our financial statements were identified. As previously disclosed, the SEC has been conducting an investigation into the facts and circumstances giving rise to the restatements. We have been cooperating with the SEC in connection with such investigation. On April 25, 2006, the SEC brought a civil enforcement action against us and certain of our former executives alleging violations of the securities laws and regulations in connection with these accounting errors and irregularities. We have consented to the entry of a judgment to resolve these allegations. Pursuant to the judgment, we will be enjoined from violating certain provisions of the securities laws and regulations but will not be subject to any monetary penalties or fines. We neither admitted nor denied the SEC’s allegations.

In October 2003, General Electric Credit Corporation (GECC) filed an amended administrative claim in the Bankruptcy Court for $7.5 million relating to certain leased equipment. The leases were rejected during our Chapter 11 cases. GECC is alleging that its damages were incurred post-petition because the equipment was returned post-petition. If the Bankruptcy Court determines that GECC’s damages are a post-petition expense, GECC may be entitled to an administrative claim for the claim’s full amount. We are disputing the amount and the merits of GECC’s claim. On February 1, 2005, the parties concluded a bench trial on the matter. In March 2006 the court entered a judgment in favor of GECC of approximately $1.2 million, plus interest. Neither we nor GECC appealed the judgment, and on March 31, 2006, we paid the judgment to resolve the case.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our most recent Annual Report on Form 10-K.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.21	Amendment No. 2 to Amended and Restated Credit Agreement dated as of March 31, 2006 among HLI Operating Company, Inc., Hayes Lemmerz International Inc., and Citicorp North America, Inc. as Administrative Agent on behalf of each lender executing a Lender Consent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2006).
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

/s/  James A. Yost
James A. Yost
Vice President, Finance, and Chief Financial Officer

June 8, 2006

HAYES LEMMERZ INTERNATIONAL, INC.

10-Q EXHIBIT INDEX

10.21	Amendment No. 2 to Amended and Restated Credit Agreement dated as of March 31, 2006 among HLI Operating Company, Inc., Hayes Lemmerz International Inc., and Citicorp North America, Inc. as Administrative Agent on behalf of each lender executing a Lender Consent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2006).
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.