Form 10-Q
period 2006-07-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2006-09-11
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50303

Hayes Lemmerz International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0072578
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
15300 Centennial Drive Northville, Michigan	48168 (Zip Code)
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of September 11, 2006, the number of shares of common stock outstanding of Hayes Lemmerz International, Inc., was 38,468,213 shares.

HAYES LEMMERZ INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to fiscal year means the 12-month period commencing on February 1 of that year and ending January 31 of the following year (e.g., fiscal 2006 means the period beginning February 1, 2006, and ending January 31, 2007). This report contains forward looking statements with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Quarterly Report are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum and other raw materials; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers overseas; (6) changes in the financial markets or our debt ratings affecting our financial structure and our cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; (8) our ability to divest non-core assets and businesses; and (9) the risks described in our most recent Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We have no duty to update the forward looking statements in this Quarterly Report on Form 10-Q and we do not intend to provide such updates.

Item 1.	Financial Statements

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended July 31,	Ended July 31,	Ended July 31,	Ended July 31,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in millions, except per share amounts)

Net sales	$583.4	$556.0	$1,156.2	$1,145.2
Cost of goods sold	526.4	520.5	1,046.8	1,051.8

Gross profit	57.0	35.5	109.4	93.4
Marketing, general, and administrative	43.6	44.4	83.5	85.5
Asset impairments and other restructuring charges	2.9	33.0	6.6	33.8
Other (income) expense, net	(0.3)	6.7	1.1	9.5

Earnings (loss) from operations	10.8	(48.6)	18.2	(35.4)
Interest expense, net	20.1	16.3	37.4	31.0
Other non-operating (income) expense	(0.2)	0.2	—	0.4

Loss from continuing operations before taxes and minority interest	(9.1)	(65.1)	(19.2)	(66.8)
Income tax expense	15.3	3.8	20.9	8.6

Loss from continuing operations before minority interest	(24.4)	(68.9)	(40.1)	(75.4)
Minority interest	2.5	2.5	4.4	5.1

Loss from continuing operations	(26.9)	(71.4)	(44.5)	(80.5)
Income from discontinued operations, net of tax of $0.2 and $0.4, respectively	—	1.1	—	2.5

Net loss	$(26.9)	$(70.3)	$(44.5)	$(78.0)

Loss per common share data
Basic and diluted:
Loss from continuing operations	$(0.70)	$(1.88)	$(1.17)	$(2.13)
Income from discontinued operations	—	0.03	—	0.07

Net loss	$(0.70)	$(1.85)	$(1.17)	$(2.06)

Weighted average shares outstanding (in millions)	38.2	37.9	38.1	37.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2006	2006
	(Unaudited)
	(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	$66.5	$42.5
Receivables	277.3	255.6
Other receivables	36.3	101.0
Inventories	210.9	179.9
Prepaid expenses and other current assets	18.8	23.5

Total current assets	609.8	602.5
Property, plant, and equipment, net	744.3	758.1
Goodwill	207.7	197.8
Intangible assets, net	184.1	187.7
Other assets	44.9	53.1

Total assets	$1,790.8	$1,799.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$26.1	$25.5
Current portion of long-term debt	21.5	19.2
Accounts payable and accrued liabilities	375.7	367.8

Total current liabilities	423.3	412.5
Long-term debt, net of current portion	677.5	684.3
Deferred tax liabilities	59.4	62.7
Pension and other long-term liabilities	415.2	409.2
Redeemable preferred stock of subsidiary	12.2	12.1
Minority interest	38.5	35.1
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at July 31, 2006 or January 31, 2006	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized; 38,374,914 and 37,991,269 issued and outstanding at July 31, 2006 and January 31, 2006, respectively	0.4	0.4
Additional paid in capital	676.9	675.9
Accumulated deficit	(610.8)	(566.3)
Accumulated other comprehensive income	98.2	73.3

Total stockholders’ equity	164.7	183.3

Total liabilities and stockholders’ equity	$1,790.8	$1,799.2

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended July 31,	Ended July 31,
	2006	2005
	(Unaudited)
	(Dollars in millions)

Cash flows from operating activities:
Loss from continuing operations	$(44.5)	$(80.5)
Adjustments to reconcile net loss from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	67.6	87.8
Interest income resulting from fair value adjustment of Series A Warrants and Series B Warrants	—	(0.2)
Change in deferred income taxes	9.3	(9.1)
Asset impairments	0.7	30.8
Minority interest	4.4	5.1
Subsidiary preferred stock dividends accrued	—	0.4
Equity compensation expense	1.0	2.9
Loss on sale of assets and businesses	0.4	3.4
Amortization of deferred financing fees	2.9	3.8
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(13.0)	(40.3)
Other receivables	64.7	(2.8)
Inventories	(26.7)	(13.4)
Prepaid expenses and other	4.4	(8.6)
Accounts payable and accrued liabilities	(9.4)	3.0

Cash provided by (used for) operating activities	61.8	(17.7)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(30.4)	(67.7)
Proceeds from sale of assets	0.9	(0.1)
Capital contributed by minority shareholders	0.4	—

Cash used for investing activities	(29.1)	(67.8)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	(0.7)	(0.1)
Redemption of Term Loan B, net of related fees	—	(72.7)
Proceeds from Term Loan C	—	150.0
Bank finance fees paid	(2.9)	—
Borrowing (repayment) of long-term debt	(5.6)	12.3
Dividends paid to minority shareholders	(1.0)	—

Cash (used for) provided by financing activities	(10.2)	89.5

Net cash used for operating activities (discontinued operations)	—	(0.5)
Net cash used for investing activities (discontinued operations)	—	(0.4)
Net cash provided by financing activities (discontinued operations)	—	—
Effect of exchange rate changes on cash and cash equivalents	1.5	(0.4)

Increase in cash and cash equivalents	24.0	2.7
Cash and cash equivalents at beginning of period	42.5	34.9

Cash and cash equivalents at end of period	$66.5	$37.6

Supplemental data:
Cash paid for interest	$35.3	$26.6
Cash paid for income taxes	$8.8	$12.4

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained	Accumulated
				Earnings	Other
		Par	Paid in	(Accumulated	Comprehensive
	Shares	Value	Capital	Deficit)	Income	Total
	(Unaudited)
	(Dollars in millions, except share amounts)

Balance at January 31, 2006	37,991,269	$0.4	$675.9	$(566.3)	$73.3	$183.3
Comprehensive income:
Net loss	—	—	—	(44.5)	—	(44.5)
Currency translation adjustment	—	—	—	—	28.9	28.9
Unrealized loss on derivatives	—	—	—	—	(4.0)	(4.0)

Total comprehensive income	—	—	—	—	—	(19.6)
Shares issued for vested RSU’s	378,572	—	—	—	—	—
Shares of redeemable preferred stock of subsidiary converted into common stock	5,073	—	—	—	—	—
Equity compensation expense	—	—	1.0	—	—	1.0

Balance at July 31, 2006	38,374,914	$0.4	$676.9	$(610.8)	$98.2	$164.7

Balance at January 31, 2005	37,865,962	$0.4	$670.6	$(108.8)	$139.1	$701.3
Comprehensive income:
Net loss	—	—	—	(78.0)	—	(78.0)
Currency translation adjustment	—	—	—	—	(63.2)	(63.2)

Total comprehensive income	—	—	—	—	—	(141.2)
Shares issued for vested RSU’s	116,921	—	—	—	—	—
Equity compensation expense	—	—	2.9	—	—	2.9

Balance at July 31, 2005	37,982,883	$0.4	$673.5	$(186.8)	$75.9	$563.0

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended July 31, 2006 and 2005
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

Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a leading supplier of automotive suspension, brake, and powertrain components. We have global operations with 34 facilities, including business and sales offices, manufacturing facilities, and technical centers, located in 14 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

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

On July 28, 2003 we granted 1,887,162 stock options and 1,258,107 restricted stock units to certain employees and officers, and 65,455 options and 43,637 restricted stock units to non-employee members of our Board of Directors. The weighted average exercise price of the stock options was $13.93 per share, which was equal to the fair value on the date of grant. One third of the restricted stock units granted to certain of our employees and officers vested on July 28, 2006 and the remaining two thirds are scheduled to vest on July 28, 2007. We have also granted options and restricted stock units with similar vesting terms to certain new employees at the time of hire. The stock

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and restricted stock units granted to the non-employee directors vested one-third on the date of the grant and one-third on each of the first and second anniversaries of the grant.

On March 14, 2005 we granted an additional 454,850 restricted stock units to certain employees. A portion of these restricted stock units vested 100% in July 2006. The remainder vested 50% in January 2006 and will vest with respect to the remaining 50% in January 2008.

Prior to February 1, 2006 we accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. We followed the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and disclosed pro forma net income (loss) and pro forma earnings (loss) per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS 123.

In January of 2006 we accelerated the vesting of all unvested stock options granted to our executive officers, directors, and other employees under our Long Term Incentive Plan, primarily to avoid recognizing compensation expense associated with these options in future financial statements upon our adoption of SFAS 123R, “Share-Based Payment.” Virtually all of the accelerated options had strike prices that were significantly above the current trading price for our common stock and may not have offered the affected employees sufficient potential value when compared to the potential future compensation expense that would have been attributable to these options. We no longer have any outstanding unvested stock options under the Long-Term Incentive Plan. Therefore the adoption of SFAS 123R, as it relates to accounting for stock options, did not have an impact on our results of operations or financial position. The aggregate pre-tax compensation expense that was avoided by the accelerated vesting was approximately $1.8 million, of which approximately $1.3 million would have been recognized in fiscal 2006.

Stock option activity for the three months and six months ended July 31, 2006 under the Long-Term Incentive Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 31, 2006	1,725,861	$13.55
Granted	—	—
Exercised	—	—
Canceled	(40,407)	13.93

Outstanding at April 30, 2006	1,685,454	$13.54
Granted	—	—
Exercised	—	—
Canceled	(232,552)	13.77

Outstanding at July 31, 2006	1,452,902	$13.50
Balance exercisable at:
April 30, 2006	1,685,454	$13.54
July 31, 2006	1,452,902	$13.50

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma table below illustrates the effect on net income and earnings per share as if we had applied the provisions of SFAS 123R to stock-based compensation for the three months and six months ended July 31, 2005:

	Three Months	Six Months
	Ended July 31,	Ended July 31,
	2005	2005

Net loss:
As reported	$(70.3)	$(78.0)
Pro forma	(70.9)	(79.4)
Basic and diluted loss per share:
As reported	$(1.85)	$(2.06)
Pro forma	(1.87)	(2.09)

A summary of our restricted stock activity for the three months and six months ended July 31, 2006 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Nonvested at January 31, 2006	1,348,010	$12.23
Granted	—	—
Vested	(1,782)	14.49
Forfeited	(130,919)	12.45

Nonvested at April 30, 2006	1,215,309	$12.21
Granted	—	—
Vested	(355,671)	12.24
Forfeited	(72,007)	12.21

Nonvested at July 31, 2006	787,631	$12.14

As of July 31, 2006 there was $3.8 million of total unrecognized compensation cost related to restricted nonvested shares. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value (at vest date) of shares vested for both the three month and six month periods ended July 31, 2006 was $4.4 million.

We adopted SFAS 123R on February 1, 2006, which resulted in no material adjustment to our Consolidated Statement of Operations.

Note 4.	Inventories

The major classes of inventory were as follows (dollars in millions):

	July 31,	January 31,
	2006	2006

Raw materials	$52.3	$41.5
Work-in-process	40.8	38.8
Finished goods	77.6	61.5
Spare parts and supplies	40.2	38.1

Total	$210.9	$179.9

Note 5.	Assets Held for Sale

Assets held for sale of $4.2 million and $4.4 million as of July 31, 2006 and January 31, 2006, respectively, are included in prepaid expenses and other current assets. We are actively marketing for sale our idle building in

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Howell, Michigan. Also included in assets held for sale at January 31, 2006 were nine lathes from our Homer, Michigan facility.

Note 6.	Discontinued Operations

In the third quarter of fiscal 2005 we announced that we had signed an agreement to sell our Commercial Highway Hub and Drum business. The business was sold in November of 2005 for cash proceeds of $53.2 million and we recorded a gain on the sale of $12.4 million. The Hub and Drum business was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment. Net proceeds from the sale were used to reduce the principal amount of our Term Loan B and provide us with additional liquidity. Corporate interest charges were not allocated to discontinued operations consistent with our corporate policy of holding interest expenses at the corporate level.

The Hub and Drum business was accounted for as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of the business were classified as discontinued operations and prior periods have been reclassified.

Operating results of the discontinued operations for the Hub and Drums business for the three months and six months ended July 31, 2005 were as follows (dollars in millions):

	Three Months	Six Months
	Ended July 31,	Ended July 31,
	2005	2005

Net sales	$28.3	$57.1
Earnings before income tax expense,	$1.3	$2.9
Income tax expense	0.2	0.4

Net income	$1.1	$2.5

Note 7.	Bank Borrowings, Other Notes, and Long-Term Debt

Bank borrowings and other notes of $26.1 million and $25.5 million at July 31, 2006 and January 31, 2006, respectively, consist primarily of short-term credit facilities of our foreign subsidiaries.

Long-term debt consists of the following (dollars in millions):

	July 31,	January 31,
	2006	2006

Various foreign bank and government loans maturing through 2006, weighted average interest rates of 5.7% and 5.6% at July 31, 2006 and January 31, 2006, respectively	$18.6	$18.4
Term Loan B maturing 2009, weighted average interest rate of 8.8% and 7.7% at July 31, 2006 and January 31, 2006, respectively	330.1	332.4
Term Loan C maturing 2010, weighted average interest rate of 11.5% and 9.9% at July 31, 2006 and January 31, 2006, respectively	150.0	150.0
10 1/2% Senior Notes due 2010, net of discount of $0.5 million and $0.8 million at July 31, 2006 and January 31, 2006, respectively	162.0	161.7
Mortgage note payable maturing June 3, 2008	21.9	22.0
Capital lease obligations	16.4	19.0

	699.0	703.5
Less current portion of long-term debt	21.5	19.2

Long-term debt	$677.5	$684.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility

On June 3, 2003 HLI Operating Company, Inc., a wholly-owned subsidiary of the Company (HLI), entered into a $550 million senior secured credit facility (Credit Facility), which initially consisted of a $450 million six-year amortizing term loan (Term Loan B) and a five-year $100 million revolving credit facility (Revolving Credit Facility). The Term Loan B was made available to HLI in a single drawing on June 3, 2003, payable in quarterly installments equal to 0.25% of the principal amount outstanding with the remaining balance payable on June 3, 2009. The Revolving Credit Facility will be available until June 3, 2008, on which date all loans outstanding under the Revolving Credit Facility will become due and payable.

On April 11, 2005 we amended and restated the Credit Facility to establish a new second lien $150 million term loan (Term Loan C), from which 50% of the net proceeds were to be used for general corporate purposes, with the remainder of the net proceeds used to repay a portion of the Term Loan B. The Term Loan C principal balance of $150 million is due on June 3, 2010. On March 31, 2006 we amended the Credit Facility to favorably modify certain financial covenants, among other changes.

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

As of July 31, 2006 there were no outstanding borrowings and approximately $19.4 million in letters of credit issued under the Revolving Credit Facility. As of January 31, 2006, there were no outstanding borrowings and approximately $17.9 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at July 31, 2006 and January 31, 2006 was approximately $80.6 million and $63.7 million, respectively. At January 31, 2006, the Revolving Credit Facility was constrained due to the leverage covenant ($18.4 million impact). The constraint was eliminated as part of our March 31, 2006 amendment to the Credit Facility.

Senior Notes

HLI has $162.5 million aggregate principal amount of 10 1/2% Senior Notes that mature on June 15, 2010. Interest on the Senior Notes accrues at a rate of 10 1/2% per annum and is payable semi-annually in arrears on June 15 and December 15.

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

Early Repayment of Long-Term Debt

On April 11, 2005 we used $72.7 million of the net proceeds from the Term Loan C to repay a portion of the Term Loan B. On November 16, 2005 we used a portion of the proceeds from the Hub and Drum sale to prepay approximately $19.9 million of the Term Loan B.

Other Financing

We had other debt financing of $56.9 million and $59.4 million as of July 31, 2006 and January 31, 2006, respectively. These included borrowings under various foreign debt facilities in an aggregate amount of $18.6 million and $18.4 million and a mortgage note payable of $21.9 million and $22.0 million as of July 31, 2006 and January 31, 2006, respectively. We also had capital lease obligations of $16.4 million and $19.0 million as of July 31, 2006 and January 31, 2006, respectively.

Note 8.	Pension Plans and Postretirement Benefits Other Than Pensions

We sponsor several defined benefit pension plans (Pension Benefits) and health care and life insurance benefits (Other Benefits) for certain employees around the world. We fund the Pension Benefits based upon the funding requirements of United States and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.

The fiscal 2006 and fiscal 2005 amounts shown below present the Pension Benefits and Other Benefits expense for the three months and six months ended July 31, 2006 and 2005 (dollars in millions):

	US Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	Three Months Ended July 31,
	2006	2005	2006	2005	2006	2005

Service cost	$0.3	$0.2	$—	$0.1	$0.2	$0.3
Interest cost	2.8	2.7	2.7	2.6	1.5	2.0
Expected return on plan assets	(2.7)	(2.3)	—	—	(0.1)	0.1
Amortization of net loss	—	—	—	—	0.1	0.1

Net periodic benefit cost	$0.4	$0.6	$2.7	$2.7	$1.7	$2.5

	Six Months Ended July 31,
	2006	2005	2006	2005	2006	2005

Service cost	$0.5	$0.5	$—	$0.1	$0.5	$0.5
Interest cost	5.6	5.4	5.3	5.3	3.0	4.0
Expected return on plan assets	(5.4)	(4.7)	—	—	(0.3)	0.1
Amortization of net loss	—	—	—	—	0.1	0.2

Net periodic benefit cost	$0.7	$1.2	$5.3	$5.4	$3.3	$4.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We contributed $6.0 million to our pension plans during the first six months of fiscal 2006 and expect to contribute an additional $9.3 million during the remainder of fiscal 2006.

On August 17, 2006 President Bush signed the Pension Protection Act of 2006 into law. We are currently evaluating the effects of this new legislation.

Note 9.	Asset Impairments and Other Restructuring Charges

Asset impairment losses and other restructuring charges for the three months and six months ended July 31, 2006 and 2005 were as follows (dollars in millions):

	Three Months Ended July 31, 2006
	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$1.2	$—	$—	$1.2
Impairment of land, building, machinery, equipment, and tooling	—	—	0.5	0.5
Severance and other restructuring costs	0.1	1.0	0.1	1.2

Total	$1.3	$1.0	$0.6	$2.9

	Three Months Ended July 31, 2005
	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$0.9	$—	$—	$0.9
Impairment of machinery, equipment, and tooling	0.6	30.0	—	30.6
Severance and other restructuring costs	1.5	—	—	1.5

Total	$3.0	$30.0	$—	$33.0

	Six Months Ended July 31, 2006
	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$1.5	$—	$—	$1.5
Impairment of land, building, machinery, equipment, and tooling	0.2	0.1	0.5	0.8
Severance and other restructuring costs	1.6	2.0	0.7	4.3

Total	$3.3	$2.1	$1.2	$6.6

	Six Months Ended July 31, 2005
	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$1.2	$—	$—	$1.2
Impairment of machinery, equipment, and tooling	0.8	30.0	—	30.8
Severance and other restructuring costs	1.8	—	—	1.8

Total	$3.8	$30.0	$—	$33.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended July 31, 2006

We recorded total asset impairment losses and other restructuring charges of $2.9 million for the three months ended July 31, 2006. The expense for the Automotive Wheels segment was $1.3 million, which consisted primarily of costs related to the closure of our Huntington, Indiana facility. The expense for the Components segment was $1.0 million, which consisted of severance expense for our Nuevo Laredo, Mexico facility. The Other segment expense of $0.6 million is related to severance at the corporate offices and impairment of information technology equipment at our closed facilities.

Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended July 31, 2005

We recorded total asset impairment losses and other restructuring charges of $33.0 million for the three months ended July 31, 2005. The expense for the Automotive Wheels segment was $3.0 million, most of which related to facility closure costs for our La Mirada, California facility. We also recorded severance charges of $0.4 million for costs associated with our Manresa, Spain and Dello, Italy facilities. The Components segment expense of $30.0 million is related to the impairment of our Cadillac, Michigan facility, which was sold in December of 2005.

Asset Impairment Losses and Other Restructuring Charges for the Six Months Ended July 31, 2006

We recorded total asset impairment losses and other restructuring charges of $6.6 million for the six months ended July 31, 2006. The expense for the Automotive Wheels segment was $3.3 million, which consisted primarily of costs related to the closure of our Huntington, Indiana; Howell, Michigan; LaMirada, California; and Bowling Green, Kentucky facilities. In addition, we recorded severance expense for our Dello, Italy and Johannesburg, South Africa locations. The expense for the Components segment was $2.1 million, which consisted mainly of severance expense for our Nuevo Laredo, Mexico and Ferndale, Michigan facilities. The Other segment expense of $1.2 million is related to severance at our corporate offices and impairment of information technology equipment at our closed facilities.

Asset Impairment Losses and Other Restructuring Charges for the Six Months Ended July 31, 2005

We recorded total asset impairment losses and other restructuring charges of $33.8 million for the six months ended July 31, 2005. The expense for the Automotive Wheels segment was $3.8 million, most of which related to facility closure costs for our Howell, Michigan; LaMirada, California; and Bowling Green, Kentucky facilities. We also recorded severance charges of $0.6 million for costs associated with our Manresa, Spain and Dello, Italy facilities. The Components segment expense of $30.0 million is related to the impairment of our Cadillac, Michigan facility, which was sold in December of 2005.

Facility Exit Costs and Severance Accruals

The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the six months ended July 31, 2006 (dollars in millions):

		Accrual of	Cash
		Severance and	Payments and
		Other	Effects of
	January 31,	Restructuring	Foreign	July 31,
	2006 Accrual	Charges	Currency	2006 Accrual

Facility exit costs	$0.1	$1.5	$(0.4)	$1.2
Severance	2.9	4.3	(2.4)	4.8

Total	$3.0	$5.8	$(2.8)	$6.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Weighted Average Shares Outstanding

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants, so long as they are not anti-dilutive.

Shares outstanding for the three months and six months ended July 31, 2006 and 2005 were as follows (thousands of shares):

	Three Months Ended July 31,
	2006	2005

Basic weighted average shares outstanding	38,161	37,934
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	38,161	37,934

	Six Months
	Ended July 31,
	2006	2005

Basic weighted average shares outstanding	38,143	37,901
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	38,143	37,901

For the three months and six months ended July 31, 2006 and 2005 all options, warrants, and unvested restricted stock units were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss in those periods.

Note 11.	Taxes on Income

Income tax expense allocated to continuing operations for the three months and six months ended July 31, 2006 and 2005 were as follows (dollars in millions):

	Three Months Ended July 31,
	2006		2005
	US	Foreign	US	Foreign

Pre-tax income (loss)	$(25.3)	$16.2	$(76.3)	$11.2
Income tax expense	0.5	14.8	0.2	3.6

	Six Months Ended July 31,
	2006		2005
	US	Foreign	US	Foreign

Pre-tax income (loss)	$(49.8)	$30.6	$(93.9)	$27.1
Income tax expense	0.9	20.0	0.6	8.0

Income tax expense for the three months and six months ended July 31, 2006 was primarily the result of tax expense in foreign jurisdictions and various states.

We have determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States. Income tax expense for the second quarter of

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2006 includes a charge of $7.9 million for the recognition of a valuation allowance against the net deferred tax assets of our Hoboken, Belgium facility.

Note 12.	Prior Period Accounting Errors

In August 2005 we discovered several accounting errors that would have impacted our reported results for prior periods. The two most significant of these errors related to the amount of amortization of definite lived intangible assets following the application of fresh start accounting and to the amount of foreign withholding taxes recorded with respect to certain expatriate employees beginning in fiscal 2003. Since the impact to the annual financial statements for fiscal 2003 and 2004 was not material, we recorded additional expense of approximately $3.1 million in the second quarter of fiscal 2005 to reflect the cumulative effect of the errors. The accounting errors, if properly recorded in the respective periods, would have decreased net loss during the three months and six months ended July 31, 2005 by approximately $3.1 million $2.4 million, respectively. We conducted an internal investigation into these errors and found no evidence of any intentional misstatements of these amounts.

Note 13.	Segment Reporting

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

In the third quarter of fiscal 2005 our Commercial Highway Hub and Drum operations, which were previously reported in the Other segment, were reclassified to discontinued operations and assets held for sale. Prior year amounts have been realigned due to this reclassification.

The following tables present revenues and other financial information by business segment (dollars in millions):

	Three Months Ended July 31, 2006
	Automotive
	Wheels	Components	Other	Total

Net sales	$419.4	$164.0	$—	$583.4
Asset impairments and other restructuring charges	1.3	1.0	0.6	2.9
Earnings (loss) from operations	15.7	0.1	(5.0)	10.8

	Three Months Ended July 31, 2005
	Automotive
	Wheels	Components	Other	Total

Net sales	$394.9	$161.1	$—	$556.0
Asset impairments and other restructuring charges	3.0	30.0	—	33.0
Earnings (loss) from operations	4.2	(42.4)	(10.4)	(48.6)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended July 31, 2006
	Automotive
	Wheels	Components	Other	Total

Net sales	$823.3	$332.9	$—	$1,156.2
Asset impairments and other restructuring charges	3.3	2.1	1.2	6.6
Earnings (loss) from operations	29.2	(1.1)	(9.9)	18.2

	Six Months Ended July 31, 2005
	Automotive
	Wheels	Components	Other	Total

Net sales	$792.6	$352.6	$—	$1,145.2
Asset impairments and other restructuring charges	3.8	30.0	—	33.8
Earnings (loss) from operations	23.4	(41.5)	(17.3)	(35.4)

	As of July 31, 2006
	Automotive
	Wheels	Components	Other	Total

Total assets	$1,262.3	$316.7	$211.8	$1,790.8

	As of January 31, 2006
	Automotive
	Wheels	Components	Other	Total

Total assets	$1,247.7	$321.5	$230.0	$1,799.2

Note 14.	Condensed Consolidating Financial Statements

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended July 31, 2006

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions, Unaudited)

Net sales	$—	$0.2	$431.7	$745.0	$(20.7)	$1,156.2
Cost of goods sold	—	8.2	404.2	655.1	(20.7)	1,046.8

Gross profit (loss)	—	(8.0)	27.5	89.9	—	109.4
Marketing, general, and administrative	—	3.1	36.2	44.2		83.5
Equity in (earnings) losses of subsidiaries and joint ventures	44.5	9.2	(3.6)	—	(50.1)	—
Asset impairments and other restructuring charges	—	2.2	3.1	1.3	—	6.6
Other (income) expense, net	—	(1.7)	0.6	0.7	1.5	1.1

Earnings (loss) from operations	(44.5)	(20.8)	(8.8)	43.7	48.6	18.2
Interest expense, net	—	23.5	1.0	12.9	—	37.4
Earnings (loss) from continuing operations before taxes on income and minority interest	(44.5)	(44.3)	(9.8)	30.8	48.6	(19.2)
Income tax expense	—	0.2	0.7	20.0	—	20.9

Earnings (loss) from continuing operations before minority interest	(44.5)	(44.5)	(10.5)	10.8	48.6	(40.1)
Minority interest	—	—	—	4.4	—	4.4

Net income (loss)	$(44.5)	$(44.5)	$(10.5)	$6.4	$48.6	$(44.5)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended July 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions, Unaudited)

Net sales	$—	$1.7	$473.3	$686.7	$(16.5)	$1,145.2
Cost of goods sold	—	12.4	455.4	600.5	(16.5)	1,051.8

Gross profit (loss)	—	(10.7)	17.9	86.2	—	93.4
Marketing, general, and administrative	—	2.6	41.3	41.6	—	85.5
Equity in (earnings) losses of subsidiaries and joint ventures	78.2	45.8	(2.1)	—	(121.9)	—
Asset impairments and other restructuring charges	—	—	33.2	0.6	—	33.8
Other (income) expense, net	—	1.3	3.0	5.2	—	9.5

Earnings (loss) from operations	(78.2)	(60.4)	(57.5)	38.8	121.9	(35.4)
Interest (income) expense, net	(0.2)	17.4	0.2	13.6	—	31.0
Other non-operating expense	—	0.4	—	—	—	0.4

Earnings (loss) from continuing operations before taxes on income and minority interest	(78.0)	(78.2)	(57.7)	25.2	121.9	(66.8)
Income tax expense	—	—	0.6	8.0	—	8.6

Earnings (loss) from continuing operations before minority interest	(78.0)	(78.2)	(58.3)	17.2	121.9	(75.4)
Minority interest	—	—	—	5.1	—	5.1

Income (loss) from continuing operations	(78.0)	(78.2)	(58.3)	12.1	121.9	(80.5)
Income from discontinued operations, net of tax	—	—	2.0	0.5	—	2.5

Net income (loss)	$(78.0)	$(78.2)	$(56.3)	$12.6	$121.9	$(78.0)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of July 31, 2006

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions, Unaudited)

Cash and cash equivalents	$—	$(4.5)	$1.0	$70.0	$—	$66.5
Receivables	—	(89.7)	99.7	267.3	—	277.3
Other receivables	—	36.3	—	—	—	36.3
Inventories	—	0.9	74.5	135.5	—	210.9
Prepaid expenses and other	—	3.0	7.2	8.6	—	18.8

Total current assets	—	(54.0)	182.4	481.4	—	609.8
Property, plant, and equipment, net	—	31.0	167.4	545.9	—	744.3
Goodwill and other assets	165.1	837.5	(102.4)	383.8	(847.3)	436.7

Total assets	$165.1	$814.5	$247.4	$1,411.1	$(847.3)	$1,790.8

Bank borrowings and other notes	$—	$—	$0.3	$25.8	$—	$26.1
Current portion of long-term debt	—	4.6	3.0	13.9	—	21.5
Accounts payable and accrued liabilities	—	58.2	57.4	260.1	—	375.7

Total current liabilities	—	62.8	60.7	299.8	—	423.3
Long-term debt, net of current portion	—	659.4	13.2	4.9	—	677.5
Pension and other long-term liabilities	—	230.2	0.6	243.8	—	474.6
Redeemable preferred stock of subsidiary	—	12.2	—	—	—	12.2
Minority interest	—	—	—	38.5	—	38.5
Parent loans	0.4	(253.6)	(41.0)	287.2	7.0	—
Common stock	0.4	—	—	—	—	0.4
Additional paid-in capital	676.9	686.6	525.1	569.1	(1,780.8)	676.9
Retained earnings (accumulated deficit)	(610.8)	(593.8)	(316.0)	(115.7)	1,025.5	(610.8)
Accumulated other comprehensive income (loss)	98.2	10.7	4.8	83.5	(99.0)	98.2

Total stockholders’ equity	164.7	103.5	213.9	536.9	(854.3)	164.7

Total liabilities and stockholders’ equity	$165.1	$814.5	$247.4	$1,411.1	$(847.3)	$1,790.8

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 31, 2006

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash and cash equivalents	$—	$(4.1)	$0.6	$46.0	$—	$42.5
Receivables	—	(112.1)	126.6	241.1	—	255.6
Other receivables	—	101.0	—	—	—	101.0
Inventories	—	1.3	66.0	112.6	—	179.9
Prepaid expenses and other	—	4.7	9.3	9.5	—	23.5

Total current assets	—	(9.2)	202.5	409.2	—	602.5
Property, plant, and equipment, net	—	34.1	173.1	550.9	—	758.1
Goodwill and other assets	183.5	840.6	(102.4)	384.5	(867.6)	438.6

Total assets	$183.5	$865.5	$273.2	$1,344.6	$(867.6)	$1,799.2

Bank borrowings and other notes	$—	$—	$1.0	$24.5	$—	$25.5
Current portion of long-term debt	—	4.6	3.0	11.6	—	19.2
Accounts payable and accrued liabilities	—	68.7	70.0	229.1	—	367.8

Total current liabilities	—	73.3	74.0	265.2	—	412.5
Long-term debt, net of current portion	—	661.7	15.5	7.1	—	684.3
Pension and other long-term liabilities	—	236.6	0.6	234.7	—	471.9
Redeemable preferred stock of subsidiary	—	12.1	—	—	—	12.1
Minority interest	—	—	—	35.1	—	35.1
Parent loans	0.2	(265.3)	(30.4)	292.3	3.2	—
Common stock	0.4	—	—	—	—	0.4
Additional paid-in capital	675.9	685.6	519.0	570.6	(1,775.2)	675.9
Retained earnings (accumulated deficit)	(566.3)	(549.3)	(305.5)	(122.1)	976.9	(566.3)
Accumulated other comprehensive income (loss)	73.3	10.8	—	61.7	(72.5)	73.3

Total stockholders’ equity	183.3	147.1	213.5	510.2	(870.8)	183.3

Total liabilities and stockholders’ equity	$183.5	$865.5	$273.2	$1,344.6	$(867.6)	$1,799.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2006

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions, Unaudited)

Cash flows provided by (used for) operating activities	$—	$(4.7)	$11.1	$55.4	$—	$61.8

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	(0.1)	(11.4)	(18.9)	—	(30.4)
Proceeds from disposal of assets and businesses	—	0.2	(0.1)	0.8	—	0.9
Capital contributed by minority shareholders	—	—	—	0.4	—	0.4

Cash provided by (used for) investing activities	—	0.1	(11.5)	(17.7)	—	(29.1)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	(0.7)	—	—	(0.7)
Repayment of long term debt	—	(2.3)	(2.3)	(1.0)	—	(5.6)
Bank finance fees paid	—	(2.9)	—	—	—	(2.9)
Dividends paid to minority shareholders	—	—	—	(1.0)	—	(1.0)

Cash used for financing activities	—	(5.2)	(3.0)	(2.0)	—	(10.2)

Increase (decrease) in parent loans and advances	—	9.4	3.8	(13.2)	—	—
Effect of exchange rates on cash and cash equivalents	—	—	—	1.5	—	1.5

Increase (decrease) in cash and cash equivalents	—	(0.4)	0.4	24.0	—	24.0
Cash and cash equivalents at beginning of period	—	(4.1)	0.6	46.0	—	42.5

Cash and cash equivalents at end of period	$—	$(4.5)	$1.0	$70.0	$—	$66.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2005

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions, Unaudited)

Cash flows provided by (used for) operating activities	$—	$(54.0)	$14.3	$22.0	$—	$(17.7)

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	(0.6)	(32.4)	(34.7)	—	(67.7)
Proceeds from disposal of assets and businesses	—	—	0.2	(0.3)	—	(0.1)

Cash used for investing activities	—	(0.6)	(32.2)	(35.0)	—	(67.8)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	—	(0.1)	—	(0.1)
Repayment of Term Loan B, net of related fees	—	(72.7)	—	—	—	(72.7)
Borrowings from Term Loan C	—	150.0	—	—	—	150.0
Borrowings (repayment) of long term debt		—	14.5	(2.2)	—	12.3

Cash provided by (used for) financing activities	—	77.3	14.5	(2.3)	—	89.5

Increase (decrease) in parent loans and advances	—	(22.8)	1.9	20.9	—	—
Net cash used for operating activities from discontinued operations	—	—	1.9	(2.4)	—	(0.5)
Net cash used for investing activities from discontinued operations	—	—	(0.2)	(0.2)	—	(0.4)
Net cash provided by financing activities from discontinued operations	—	—	—	—	—	—
Effect of exchange rates on cash and cash equivalents	—	—	—	(0.4)	—	(0.4)

Increase (decrease) in cash and cash equivalents	—	(0.1)	0.2	2.6	—	2.7
Cash and cash equivalents at beginning of period	—	(9.3)	(0.2)	44.4	—	34.9

Cash and cash equivalents at end of period	$—	$(9.4)	$—	$47.0	$—	$37.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a leading supplier of automotive suspension, brake, and powertrain components. We have global operations with 34 facilities, including business and sales offices, manufacturing facilities, and technical centers, located in 14 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

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

In the first six months of fiscal 2006 we had net sales of $1.2 billion with approximately 59% derived from international markets. For the full year of fiscal 2005, we had sales of $2.3 billion with approximately 57% derived from international markets. We had earnings from operations in the first six months of fiscal 2006 of $18.2 million and a loss from operations of $395.4 million for the full year of fiscal 2005.

Results of Operations

Consolidated Results — Comparison of the Three Months Ended July 31, 2006 to the Three Months Ended July 31, 2005

The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2006	2005	$ Change	% Change

Net sales:
Automotive Wheels	$419.4	$394.9	$24.5	6.2%
Components	164.0	161.1	2.9	1.8%

Total	$583.4	$556.0	$27.4	4.9%

Gross profit	$57.0	$35.5	$21.5	60.6%
Marketing, general, and administrative	43.6	44.4	(0.8)	(1.8)%
Asset impairments and other restructuring charges	2.9	33.0	(30.1)	(91.2)%
Other expense, net	(0.3)	6.7	(7.0)	(104.5)%

Earnings (loss) from operations	10.8	(48.6)	59.4	122.2%
Interest expense, net	20.1	16.3	3.8	23.3%
Other non-operating expense	(0.2)	0.2	(0.4)	(200.0)%
Income tax expense	15.3	3.8	11.5	302.6%
Minority interest	2.5	2.5	—	0.0%

Loss from continuing operations	(26.9)	(71.4)	44.5	62.3%
Income from discontinued operations, net of tax of $0.2	—	1.1	(1.1)	(100.0)%

Net loss	$(26.9)	$(70.3)	$43.4	61.7%

Sales

Our net sales increased 4.9% or $27.4 million to $583.4 million in the second quarter of fiscal 2006 from $556.0 million in the second quarter of fiscal 2005. Higher overall sales volumes increased sales $17 million compared to the prior year. Also contributing to the increase in sales were the impact of favorable fluctuations in foreign exchange rates relative to the U.S. dollar and the impact of higher aluminum pass-through pricing, which increased sales $14 million and $20 million, respectively. Partially offsetting these increases was a $5 million decline in sales attributed to the sale of our Cadillac, Michigan iron foundry and our Equipment and Engineering business in Au Gres, Michigan during fiscal 2005, as well as lower pricing and an unfavorable product mix, which reduced sales $19 million.

Gross profit

Our gross profit increased $21.5 million or 60.6% in the second quarter of fiscal 2006 to $57.0 million from $35.5 million in the second quarter of fiscal 2005. Fluctuations in foreign exchange rates relative to the U.S. dollar led to an increase of $2 million in gross profit compared to the prior year. Lower depreciation expense, primarily resulting from the impairment of fixed assets in the Components business during the fourth quarter of fiscal 2005, increased gross profit approximately $9 million. Higher unit volumes were more than offset by lower pricing and an unfavorable product mix; the net effect was a decline in gross profit of $4 million. The remaining improvement of $14 million was due to reductions in hourly wages and benefits during fiscal 2006, lower workers compensation expense, and other improvements in operational efficiencies.

Marketing, general, and administrative

Our marketing, general, and administrative expense decreased $0.8 million to $43.6 million during the second quarter of fiscal 2006 from $44.4 million in the second quarter of 2005. Fluctuations in foreign exchange rates relative to the U.S. dollar caused an increase in expense of $1 million versus the same period a year ago. This was more than offset by cost reductions, predominantly due to salaried wage and benefits changes put into effect during fiscal 2006.

Asset impairments and other restructuring Charges

During the second quarter of fiscal 2006, we recorded facility closure and restructuring charges of $2.9 million. In the Automotive Wheels segment we recorded expense of $1.3 million, predominantly related to the closing of our Huntington, Indiana aluminum wheel facility. The Components business recorded employee restructuring charges of approximately $1 million due to a reduction-in-force at our Nuevo Laredo, Mexico facility. The Other segment recorded expense of $0.6 million related to severance at the corporate offices and impairment of information technology equipment at our closed facilities.

During the second quarter of fiscal 2005 we recorded facility closure, employee restructuring, and asset impairment expenses of $33.0 million. In the Automotive Wheels segment we recorded expenses of $3.0 million, primarily related to the closing of our La Mirada, California aluminum wheel facility, as well as employee restructuring in our wheel facilities in Spain and Italy. The Components segment recorded a $30 million charge for the impairment of fixed assets in our Cadillac, Michigan iron foundry, which was later sold in fiscal 2005.

Interest expense, net

Interest expense increased $3.8 million to $20.1 million for the second quarter of fiscal 2006 from $16.3 million for the second quarter of fiscal 2005. The increase was driven primarily by higher short-term interest rates.

Income taxes

Income tax expense was $15.3 million for the second quarter of fiscal 2006 compared to expense of $3.8 million for the second quarter of fiscal 2005. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are lower than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income. Income tax expense for the second quarter of fiscal 2006 includes a charge of $7.9 million for the recognition of a valuation allowance against the net deferred tax assets of the operations in our Hoboken, Belgium facility.

Discontinued operations

In the third quarter of fiscal 2005 we announced that we had signed an agreement to sell our Hub and Drum business and it was classified as discontinued operations and as an asset group held for sale as of October 31, 2005. The Hub and Drum business was subsequently sold in November of 2005. The Hub and Drum business was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment. The Hub and Drum business is accounted for as discontinued operations in accordance with Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Accordingly, the operating results of the business in the prior year were reclassified as discontinued operations.

Net loss

Due to factors mentioned above, net loss during the second quarter of fiscal 2006 was $26.9 million as compared to a net loss of $70.3 million in the second quarter of fiscal 2005.

Segment Results — Comparison of the Three Months Ended July 31, 2006 to the Three Months Ended July 31, 2005

Automotive Wheels

The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2006	2005	$ Change

Net sales	$419.4	$394.9	$24.5
Asset impairments and other restructuring charges:
Facility closure costs	$1.2	$0.9	$0.3
Impairment of machinery, equipment, and tooling	—	0.6	(0.6)
Severance and other restructuring costs	0.1	1.5	(1.4)

Total asset impairments and other restructuring charges	$1.3	$3.0	$(1.7)
Earnings from operations	$15.7	$4.2	$11.5

Net sales

Net sales from our Automotive Wheels segment rose $24.5 million or 6.2% to $419.4 million in the second quarter of fiscal 2006 from $394.9 million during the second quarter of fiscal 2005. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased sales $13 million. Higher unit volumes, principally on international steel passenger car and truck wheels, increased sales $15 million compared to the same period in the prior year. Higher metal pass-through pricing increased sales $14 million, which was more than offset by lower pricing and an unfavorable mix of $17 million.

Asset impairments and other restructuring charges

In the second quarter of fiscal 2006 we recorded facility closure and restructuring charges for the Automotive Wheels segment of $1.3 million, primarily related to the closure of our Huntington, Indiana aluminum wheel facility. In fiscal 2005 we recorded impairment, facility closure, and restructuring costs of $3.0 million, most of which related to the closure of our La Mirada, California aluminum wheel facility.

Earnings from operations

Earnings from our Automotive Wheels segment increased $11.5 million to $15.7 million in the second quarter of fiscal 2006 from $4.2 million in the second quarter of fiscal 2005. The increase in profitability was fueled by higher volumes, reductions in hourly wages and benefits in our North American operations during fiscal 2006, lower workers compensation costs, and other improvements in operational efficiencies. Improvements in earnings resulting from lower depreciation expense, favorable material costs, and higher foreign exchange rates relative to the U.S. dollar were offset by lower pricing and an unfavorable product mix.

Components

The following table presents net sales, (loss) earnings from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2006	2005	$ Change

Net sales	$164.0	$161.1	$2.9
Asset impairments and other restructuring charges:
Impairment of land, building, machinery, equipment, and tooling	$—	$30.0	$(30.0)
Severance and other restructuring costs	1.0	—	1.0

Total asset impairments and other restructuring charges	$1.0	$30.0	$(29.0)
Earnings (loss) from operations	$0.1	$(42.4)	$42.5

Net sales

Net sales from our Components segment rose $2.9 million or 1.8% to $164.0 million in the second quarter of fiscal 2006 from $161.1 million during the second quarter of fiscal 2005. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased sales $1 million. Higher unit volumes in all of our Components businesses increased sales by $2 million, which is primarily attributable to growth in our powertrain and brake businesses. Year-over-year sales were negatively impacted by $5 million due to the sale of our Cadillac, Michigan iron foundry and our Equipment and Engineering business in fiscal 2005. Higher metal pass-through pricing increased sales $7 million. This increase was partially offset by lower pricing and an unfavorable mix, mainly in our suspension business.

Asset impairments and other restructuring charges

In the second quarter of fiscal 2006 our Components business recorded employee restructuring charges of approximately $1 million related to a reduction-in-force at our Nuevo Laredo, Mexico facility. During the second quarter of fiscal 2005 our Components segment recorded a $30 million charge resulting from the impairment of fixed assets in our Cadillac, Michigan iron foundry, which was later sold in fiscal 2005.

Earnings from operations

Earnings from our Components segment increased $42.5 million to $0.1 million in the second quarter of fiscal 2006 compared to a loss of $42.4 million in the second quarter of fiscal 2005. This increase in profitability is largely attributed to the $30 million impairment of our Cadillac, Michigan iron foundry during the second quarter of fiscal 2005. The remaining increase in profitability can be explained primarily by lower depreciation expense resulting from the impairment of fixed assets in the Components business during the fourth quarter of fiscal 2005, a favorable product mix, increased productivity associated with the reduction of U.S. wages and benefits during fiscal 2006, and lower allocation of corporate overhead charges.

Other

The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2006	2005	$ Change

Loss from operations	$(5.0)	$(10.4)	$5.4

Loss from operations

Loss from operations in the second quarter of fiscal 2006 was $5.0 million compared to a loss of $10.4 million during the second quarter of fiscal 2005. The primary reasons for the improvement of $5.4 million were lower employee expenses at our corporate headquarters and a reduced use of outside consultants.

Results of Operations

Consolidated Results — Comparison of the Six Months Ended July 31, 2006 to the Six Months Ended July 31, 2005

The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Six Months	Six Months
	Ended July 31,	Ended July 31,
	2006	2005	$ Change	% Change

Net sales:
Automotive Wheels	$823.3	$792.6	$30.7	3.9%
Components	332.9	352.6	(19.7)	(5.6)%

Total	$1,156.2	$1,145.2	$11.0	1.0%

Gross profit	$109.4	$93.4	$16.0	17.1%
Marketing, general, and administrative	83.5	85.5	(2.0)	(2.3)%
Asset impairments and other restructuring charges	6.6	33.8	(27.2)	(80.5)%
Other expense, net	1.1	9.5	(8.4)	(88.4)%

Earnings (loss) from operations	18.2	(35.4)	53.6	151.4%
Interest expense, net	37.4	31.0	6.4	20.6%
Other non-operating expense	—	0.4	(0.4)	(100.0)%
Income tax expense	20.9	8.6	12.3	143.0%
Minority interest	4.4	5.1	(0.7)	(13.7)%

Loss from continuing operations	(44.5)	(80.5)	36.0	44.7%
Income from discontinued operations, net of tax of $0.4	—	2.5	(2.5)	(100.0)%

Net loss	$(44.5)	$(78.0)	$33.5	42.9%

Sales

Our net sales increased 1.0% or $11.0 million to $1,156.2 million in the first six months of fiscal 2006 from $1,145.2 million in the first six months of fiscal 2005. Higher overall sales volumes increased sales by $22 million. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar and the impact of higher metal pass-through pricing increased sales $4 million and $32 million, respectively, in the first six months of fiscal 2006. Partially offsetting these increases were a $13 million sales decrease resulting from the sale of our Cadillac, Michigan iron foundry and Equipment and Engineering business in Au Gres, Michigan during fiscal 2005, as well as a $34 million decline related to lower pricing and an unfavorable product mix.

Gross profit

Our gross profit increased $16.0 million or 17.1% in the first six months of fiscal 2006 to $109.4 million compared to $93.4 million in the first six months of fiscal 2005. Lower depreciation expense, primarily resulting from the impairment of fixed assets in the Components business during the fourth quarter of fiscal 2005, increased gross profit approximately $17 million. Higher unit volumes were more than offset by lower pricing and an unfavorable product mix; the net effect was a decline in gross profit of $17 million. The remaining difference can be explained primarily by reductions in hourly wages and benefits during fiscal 2006, lower workers compensation expense, and improvements in operational efficiencies.

Marketing, general, and administrative

Our marketing, general, and administrative expense decreased $2.0 million to $83.5 million during the first six months of fiscal 2006 from $85.5 million in the first six months of fiscal 2005. This was primarily due to reductions in salaried wages and benefits during fiscal 2006.

Asset impairments and other restructuring charges

During the first six months of fiscal 2006 facility closure, employee restructuring, and asset impairment charges were $6.6 million. In the Automotive Wheels segment we recorded expense of $3.3 million, primarily related to the closing of our Huntington, Indiana aluminum wheel facility. The Components business recorded expense of $2.1 million during the first six months of fiscal 2006. This included employee restructuring charges of approximately $1 million related to a reduction-in-force at our Nuevo Laredo, Mexico facility as well as severance expense associated with staff consolidations in our Components business. The Other segment expense of $1.2 million is related to severance at our corporate offices and impairment of information technology equipment at our closed facilities.

During the first six months of fiscal 2005 we recorded facility closure, employee restructuring, and asset impairment expenses of $33.8 million. In the Automotive Wheels segment we recorded expenses of $3.8 million, primarily related to the closing of our La Mirada, California aluminum wheel facility, as well as employee restructuring in our facilities in Spain and Italy. The Components segment recorded a $30 million charge related to the impairment of fixed assets in our Cadillac, Michigan iron foundry, which was later sold in fiscal 2005.

Interest expense, net

Interest expense increased $6.4 million to $37.4 million for the first six months of fiscal 2006 from $31.0 million for the first six months of fiscal 2005. The increase was driven primarily by higher short-term interest rates.

Income taxes

Income tax expense was $20.9 million for the first six months of fiscal 2006 compared to $8.6 million for the first six months of fiscal 2005. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are lower than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income. Income tax expense for the first six months of fiscal 2006 includes a charge of $7.9 million for the recognition of a valuation allowance against the net deferred tax assets of the operations in our Hoboken, Belgium facility.

Discontinued operations

In the third quarter of fiscal 2005 we announced that we had signed an agreement to sell our Hub and Drum business and it was classified as discontinued operations and as an asset group held for sale as of October 31, 2005. The Hub and Drum business was subsequently sold in November of 2005. The Hub and Drum business was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment. The Hub and Drum business is accounted for as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of the business in the prior year were reclassified as discontinued operations.

Net loss

Due to factors mentioned above, net loss during the first six months of fiscal 2006 was $44.5 million as compared to a net loss of $78.0 million in the first six months of fiscal 2005.

Segment Results — Comparison of the Six Months Ended July 31, 2006 to the Six Months Ended July 31, 2005

Automotive Wheels

The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Six Months	Six Months
	Ended July 31,	Ended July 31,
	2006	2005	$ Change

Net sales	$823.3	$792.6	$30.7
Asset impairments and other restructuring charges:
Facility closure costs	$1.5	$1.2	$0.3
Impairment of machinery, equipment, and tooling	0.2	0.8	(0.6)
Severance and other restructuring costs	1.6	1.8	(0.2)

Total asset impairments and other restructuring charges	$3.3	$3.8	$(0.5)
Earnings from operations	$29.2	$23.4	$5.8

Net sales

Net sales from our Automotive Wheels segment rose $30.7 million or 3.9% to $823.3 million in the first six months of fiscal 2006 from $792.6 million during the first six months of fiscal 2005. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased sales $5 million. Higher unit volumes, primarily on international steel passenger car and truck wheels, increased sales $31 million in the first six months of fiscal 2006 compared to the same period in the prior year. While higher metal pass-through pricing increased sales $20 million, this increase was more than offset by lower pricing and an unfavorable mix.

Asset impairments and other restructuring charges

In the first six months of fiscal 2006 we recorded impairment, facility closure, and restructuring charges for the Automotive Wheels segment of $3.3 million, primarily related to the closure of our Huntington, Indiana aluminum wheel facility. In fiscal 2005 we recorded impairment, facility closure, and restructuring costs of $3.8 million, most of which related to the closure of our La Mirada, California aluminum wheel facility.

Earnings from operations

Earnings from our Automotive Wheels segment increased $5.8 million to $29.2 million in the first six months of fiscal 2006 from $23.4 million in the first six months of fiscal 2005. The increase in profitability was fueled by higher volumes, reductions in hourly wages and benefits in our North American operations during fiscal 2006, lower workers compensation costs, and improvements in operational efficiencies. While lower depreciation expense and favorable material costs increased earnings during the first six months of fiscal 2006, these factors were offset by lower pricing and an unfavorable product mix.

Components

The following table presents net sales, (loss) earnings from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Six Months	Six Months
	Ended July 31,	Ended July 31,
	2006	2005	$ Change

Net sales	$332.9	$352.6	$(19.7)
Asset impairments and other restructuring charges:
Facility closure costs	$—	$—	$—
Impairment of land, building, machinery, equipment, and tooling	0.1	30.0	(29.9)
Severance and other restructuring costs	2.0	—	2.0

Total asset impairments and other restructuring charges	$2.1	$30.0	$(27.9)
Loss from operations	$(1.1)	$(41.5)	$40.4

Net sales

Net sales from our Components segment fell $19.7 million or 5.6% to $332.9 million in the first six months of fiscal 2006 from $352.6 million during the first six months of fiscal 2005. Lower unit volumes led to a $9 million decrease in sales compared to the prior year. Year-over-year sales were also negatively impacted by $13 million as a result of the sale of our Cadillac, Michigan iron foundry and our Equipment and Engineering business in fiscal 2005. Higher metal pass-through pricing increased sales $12 million, but was partially offset by lower pricing and an unfavorable mix, primarily in our suspension business.

Asset impairments and other restructuring charges

The Components business recorded expense of $2.1 million during the first six months of fiscal 2006. This included employee restructuring charges of approximately $1 million related to a reduction-in-force at our Nuevo Laredo, Mexico facility as well as severance expense associated with the consolidation of staff in the Components business. The expense of $30.0 million for the six months ended July 31, 2005 is related to the impairment of our Cadillac, Michigan facility, which was sold in December of 2005.

Earnings from operations

Components loss from operations was $1.1 million during the first six months of fiscal 2006 compared to a loss from operations of $41.5 million during the first six months of fiscal 2005. The main factor for the improvement in profitability was the $30 million impairment charge related to our Cadillac, Michigan iron foundry, which was recorded during the second quarter of fiscal 2005. The remaining increase in profitability can be explained primarily by lower depreciation expense resulting from the impairment of fixed assets in the Components business during the fourth quarter of fiscal 2005, lower costs resulting from the reduction of U.S. wages and benefits during fiscal 2006, and reduced allocation of corporate overhead charges.

Other

The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	Six Months	Six Months
	Ended July 31,	Ended July 31,
	2006	2005	$ Change

Loss from operations	$(9.9)	$(17.3)	$7.4

Loss from operations

The loss from operations in the first six months of fiscal 2006 was $9.9 million compared to a loss of $17.3 million during the first six months of fiscal 2005. The primary reasons for the profitability improvement were lower employee expenses at our corporate headquarters and a reduction in the use of outside consultants.

Liquidity and Capital Resources

Cash Flows

Operating Activities:  Cash provided by our operations was $61.8 million in the first six months of fiscal 2006 compared to cash used of $17.7 million in the first six months of fiscal 2005. The $79.5 million improvement resulted primarily from improved working capital. The first six months of fiscal 2005 were negatively impacted by the termination of early customer payment programs and lower utilization of the accounts receivable securitization facility.

Investing Activities:  Cash used for investing activities was $29.1 million during the first six months of fiscal 2006 compared to $67.8 million in the first six months of fiscal 2005. This decrease was primarily due to lower capital expenditures as many of our expansion projects were completed during fiscal 2005. These expenditures were primarily for additional machinery and equipment to improve productivity, reduce costs, meet demand for new vehicle platforms, and meet expected requirements for our products.

Financing Activities:  Cash used for financing activities was $10.2 million in the first six months of fiscal 2006 compared to cash provided by financing activities of $89.5 million in the first six months of fiscal 2005. This decrease in cash flow from financing activities is primarily due to the Term Loan C proceeds received in the previous year.

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

Other Liquidity Matters

During the third quarter of fiscal 2004 two of our OEM customers in the U.S. notified us of the discontinuance of accelerated payment programs in which we participated. The termination of these programs had no impact during the first six months of fiscal 2006 and negatively impacted cash flow during the first six months of fiscal 2005 by $12 million. Our domestic accounts receivable securitization program initially established on December 9, 2004 was intended to offset the negative impact associated with the loss of these programs.

During fiscal 2005 and fiscal 2006 the credit ratings of Ford and GM, two of our largest customers, were downgraded by S&P and Moody’s. The impact of the ratings downgrade reduced the amount of Ford and GM receivables that were eligible to be securitized under our initial domestic accounts receivable securitization agreement. On May 30, 2006, this facility was replaced by a new $65 million accounts receivable securitization facility that allows us to finance additional Ford and GM receivables. As of July 31, 2006, a total of $54 million was financed under this program.

During fiscal 2005 we established an accounts receivable financing program in Germany with a local financial institution. Borrowings under this program of $25.5 million and $24.2 million at July 31, 2006 and January 31, 2006, respectively, are included in short term bank borrowings.

During July of 2006 we established an accounts receivable factoring program in the Czech Republic with a local financial institution. The program limit is approximately $15 million. There were no receivables factored under this program as of July 31, 2006. We expect to begin using the program during the third quarter of fiscal 2006.

Credit Ratings

As of July 31, 2006 our credit ratings were as follows:

	S&P	Moody’s

Corporate and Bank Debt rating	B−	B3
Senior Note rating	CCC	Caa3

Off Balance Sheet Arrangements

On December 9, 2004 we established an accounts receivable securitization facility in the U.S., which provided up to $75 million in funding from commercial paper conduits sponsored by commercial lenders. On May 30, 2006, we established a new $65 million accounts receivable securitization facility with commercial lenders in the U.S. that replaced the program established on December 9, 2004. The new program’s structure is similar to the program that was replaced, but availability under the program is projected to be greater due to increased ability to finance Ford and GM receivables. The new facility has an expiration date of June 3, 2008 and funding under the facility bears interest based on LIBOR plus 2.5%. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors. Pursuant to the securitization facility, certain of our subsidiaries sell trade accounts receivable to a non-consolidated special purpose entity, which resells the receivables to a qualifying special purpose entity, which then pledges the receivables to secure borrowings from commercial banks. The securitization transactions are accounted for as sales of the receivables under the provisions of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and were removed from the consolidated balance sheets. The proceeds received are included in cash flows from operating activities in the consolidated statements of cash flows. Costs associated with the receivables facility are recorded as other expense in the consolidated statements of operations.

At July 31, 2006 and January 31, 2006 the outstanding balances of receivables sold to special purpose entities were $90 million and $112 million, respectively. Our net retained interests at July 31, 2006 and January 31, 2006 were $36 million and $101 million, respectively, which are disclosed as other receivables on the condensed consolidated balance sheets and in cash flows from operating activities in the condensed consolidated statements of cash flows. Advances from lenders at July 31, 2006 and conduits at January 31, 2006 were $54 million and $11 million, respectively.

Contractual Obligations

The following table identifies our significant contractual obligations as of July 31, 2006 (dollars in millions):

	Payment Due by Period
	Less Than 1	1-3	4-5	After 5
	Year	Years	Years	Years	Total

Short-term borrowings	$26.1	$—	$—	$—	$26.1
Long-term debt	18.3	329.0	313.4	—	660.7
Mortgage note payable	0.1	21.8	—	—	21.9
Capital lease obligations	3.1	6.2	7.1	—	16.4
Operating leases	7.5	8.6	1.6	0.3	18.0
Redeemable preferred stock of subsidiary	—	—	—	12.2	12.2
Capital expenditures	33.6	—	—	—	33.6
United States pension contributions	15.1	19.6	9.8	3.8	48.3

Total obligations	$103.8	$385.2	$331.9	$16.3	$837.2

Other Cash Requirements

We anticipate the following approximate significant cash requirements to be paid during the remainder of fiscal 2006 (dollars in millions):

Interest	$37.8
Taxes	10.8
United States pension	9.3
Restructuring costs	7.5

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

New Accounting Pronouncements

In July 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. We have not yet determined the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings or goodwill.

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006, or our fiscal year beginning February 1, 2007.

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

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. We have from time to time entered into interest rate swap arrangements to further hedge against interest rate fluctuations. In January 2006 we entered into an interest rate swap agreement with a total notional value of $50 million to hedge the variability of interest payments associated with our variable-rate term debt. The swap agreement is expected to settle in January 2009. Since the interest rate swap hedges the variability of interest payments on variable rate debt with the same terms, it qualifies for cash flow hedge accounting treatment. At July 31, 2006 and January 31, 2006 approximately $452 million and $454 million, respectively, of our debt was variable rate debt after considering the impact of the swap.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis. We maintain a disclosure committee (Disclosure Committee) reporting to our Chief Executive Officer to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing our disclosure controls and procedures. The Disclosure Committee is currently chaired by our Chief Financial Officer and includes our General Counsel, Vice President of Global Materials and Logistics, Corporate Controller, Treasurer, Assistant General Counsel, Director of Internal Audit, Director of Tax, Director of Compensation and Benefits, and Director of Financial Reporting and Governance as its other members.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2006 due to a continuing material weakness in our internal controls over accounting for income taxes previously reported in our Annual Report on Form 10-K for the year ended January 31, 2006.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended January 31, 2006 our internal control over financial reporting was not effective based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Our management identified a material weakness in our internal control over financial reporting related to ineffective reconciliation procedures associated with income tax accounting matters. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During fiscal 2006, with respect to the material weakness in our internal control over accounting for income taxes, we will:

•	increase the rigor of reviewer and spreadsheet controls over accounting for income taxes

•	ensure the tax department has an appropriate level of resources and tax accounting training

•	automate a significant portion of the international tax provision computation

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

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the first six months of fiscal 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from legal proceedings as previously disclosed in our most recent Quarterly Report on Form 10-Q filed on June 9, 2006.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our most recent Annual Report on Form 10-K.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on July 18, 2006 at our corporate headquarters in Northville, Michigan. At the meeting the stockholders elected Henry D. G. Wallace and Richard F. Wallman as Class III directors to serve for a term of three years, expiring at the annual meeting of stockholders to be held in 2009. Continuing Class I directors whose three-year terms expire at the annual meeting of stockholders to be held in 2007 are Curtis J. Clawson and George T. Haymaker, Jr. Continuing Class II directors whose three-year terms expire at the annual meeting of stockholders to be held in 2008 are William H. Cunningham and Mohsen Sohi. The stockholders also voted to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending January 31, 2007.

The following is a summary of the votes cast for or withheld for each nominee for Class III director, the number of votes for or against the ratification of the appointment of KPMG LLP, and the number of abstentions:

		Votes
Nominee Name/Matter	Votes For	Withheld/Against	Abstentions

Henry D.G. Wallace	29,308,195	3,703,316	—
Richard F. Wallman	29,308,195	3,703,316	—
Ratification of KPMG LLP	29,544,407	3,465,644	1,460

Item 5.	Other Information

On June 14, 2005 the Board of Directors approved our Officer Bonus Plan (the Plan) and the bonus targets under the Plan for the performance period ended June 30, 2006. The Compensation Committee of the Board of Directors established performance goals with respect to such performance period and is responsible for administering all aspects of the Plan, including determining awards under the Plan. On September 7, 2006, at the request of participants in the Plan, the Compensation Committee decided to defer the determination of awards to be paid under the Plan with respect to such performance period until no later than February 1, 2007. Awards made under the Plan will be paid in three equal installments, with the first such installment to be paid no later than February 1, 2007 and the remaining installments to be paid in July 2007 and July 2008.

Item 6.	Exhibits

10.22	Receivables Financing Agreement, dated as of May 30, 2006, among Hayes Funding II, Inc., the financial institutions from time to time party thereto (Lenders), Citicorp USA, Inc. as the program agent for the Lenders and HLI Operating Company, Inc., as servicer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2006).
10.23	Originator Purchase Agreement, dated as of May 30, 2006, among Hayes Funding I, LLC, a Delaware limited liability company and the wholly-owned subsidiaries of the Company named therein as Originators (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2006).
10.24	Secondary Purchase Agreement, dated as of May 30, 2006, between Hayes Funding I, LLC, a Delaware limited liability company and Hayes Funding II, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 5, 2006).
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

/s/James A. Yost
James A. Yost
Vice President, Finance, and Chief Financial Officer

September 11, 2006

HAYES LEMMERZ INTERNATIONAL, INC.

10-Q EXHIBIT INDEX

10.22	Receivables Financing Agreement, dated as of May 30, 2006, among Hayes Funding II, Inc., the financial institutions from time to time party thereto (Lenders), Citicorp USA, Inc. as the program agent for the Lenders and HLI Operating Company, Inc., as servicer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2006).
10.23	Originator Purchase Agreement, dated as of May 30, 2006, among Hayes Funding I, LLC, a Delaware limited liability company and the wholly-owned subsidiaries of the Company named therein as Originators (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2006).
10.24	Secondary Purchase Agreement, dated as of May 30, 2006, between Hayes Funding I, LLC, a Delaware limited liability company and Hayes Funding II, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 5, 2006).
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.