Form 10-Q
period 2007-07-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2007-09-07
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-50303

Hayes Lemmerz International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0072578
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

15300 Centennial Drive	48168
Northville, Michigan	(Zip Code)
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of September 6, 2007, the number of shares of common stock outstanding of Hayes Lemmerz International, Inc., was 99,993,475 shares.

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

Item 1. Financial Statements
HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended July 31,	Ended July 31,	Ended July 31,	Ended July 31,
	2007	2006	2007	2006
	(Dollars in millions, except per share amounts)
Net sales	$570.3	$480.8	$1,099.6	$950.6
Cost of goods sold	513.6	432.8	980.9	859.6

Gross profit	56.7	48.0	118.7	91.0
Marketing, general, and administrative	47.5	38.0	84.6	71.5
Amortization of intangibles	2.7	2.7	5.4	5.4
Asset impairments and other restructuring charges	1.6	2.8	4.0	6.3
Other expense (income), net	9.7	(2.9)	7.5	(4.0)

(Loss) earnings from operations	(4.8)	7.4	17.2	11.8
Interest expense, net	15.9	19.6	34.0	36.3
Loss on early extinguishment of debt	21.2	—	21.5	—
Other non-operating income	—	(0.2)	—	(0.2)

Loss from continuing operations before taxes and minority interest	(41.9)	(12.0)	(38.3)	(24.3)
Income tax expense	13.5	14.6	22.7	19.3

Loss from continuing operations before minority interest	(55.4)	(26.6)	(61.0)	(43.6)
Minority interest	5.8	2.3	9.5	4.2

Loss from continuing operations	(61.2)	(28.9)	(70.5)	(47.8)

Discontinued operations:
Gain (loss) from operations, net of tax of ($0.0), $0.7, ($0.7) and $1.6 respectively	1.6	2.0	(0.8)	3.3
Loss on sale of business, net of tax of $0.0 for all periods	(27.5)	—	(31.1)	—

(Loss) income from discontinued operations	(25.9)	2.0	(31.9)	3.3

Net loss	$(87.1)	$(26.9)	$(102.4)	$(44.5)

Loss per common share data
Basic and diluted:
Loss from continuing operations	$(0.77)	$(0.36)	$(1.18)	$(1.25)
(Loss) income from discontinued operations	(0.33)	0.03	(0.53)	0.09

Net loss	$(1.10)	$(0.33)	$(1.71)	$(1.16)

Weighted average shares outstanding (in millions)	79.3	79.3	59.9	38.1
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2007	2007
	(Dollars in millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52.1	$37.8
Receivables	316.5	242.6
Other receivables	54.0	43.2
Inventories	196.7	159.9
Assets held for sale	3.1	110.3
Prepaid expenses and other current assets	15.8	15.2

Total current assets	638.2	609.0
Property, plant, and equipment, net	671.1	657.2
Goodwill	221.3	210.0
Intangible assets, net	66.5	66.6
Customer relationships, net	109.6	107.2
Deferred tax assets	4.8	2.7
Other assets	40.2	38.5

Total assets	$1,751.7	$1,691.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$29.1	$27.9
Current portion of long term debt	4.9	6.7
Accounts payable and accrued liabilities	451.8	359.9
Liabilities held for sale	1.2	47.5

Total current liabilities	487.0	442.0
Long term debt, net of current portion	530.6	659.4
Deferred tax liabilities	80.2	67.1
Pension and other long term liabilities	357.9	364.8
Minority interest	57.6	56.1
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at July 31, 2007 or January 31, 2007	—	—
Common stock, par value $0.01 per share:
200,000,000 and 100,000,000 shares authorized; 99,879,804 and 38,470,434 issued and outstanding at July 31, 2007 and January 31, 2007, respectively	1.0	0.4
Additional paid in capital	875.8	678.6
Accumulated deficit	(836.4)	(733.6)
Accumulated other comprehensive income	198.0	156.4

Total stockholders’ equity	238.4	101.8

Total liabilities and stockholders’ equity	$1,751.7	$1,691.2

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended July 31,	Ended July 31,
	2007	2006
	(Dollars in millions)
Cash flows from operating activities:
Net loss	$(102.4)	$(44.5)

Adjustments to reconcile net loss from operations to net cash provided by (used for) operating activities:
Net loss (gain) from discontinued operations	31.9	(3.3)
Depreciation and amortization	59.6	59.8
Asset impairments	0.6	0.7
Deferred income taxes	5.4	9.0
Minority interest	9.5	4.2
Equity compensation expense	4.9	0.7
Loss on sale of assets and businesses	12.2	0.8
Amortization of deferred financing fees	2.2	2.9
Loss on early extinguishment of debt	21.5	—
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(63.8)	(10.1)
Other receivables	(10.7)	64.7
Inventories	(35.2)	(24.0)
Prepaid expenses and other	2.1	3.0
Accounts payable and accrued liabilities	63.5	2.0

Cash provided by operating activities	1.3	65.9

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(41.5)	(25.6)
Proceeds from sale of assets	1.3	0.9
Capital contributed by minority shareholders	—	0.4

Cash used for investing activities	(40.2)	(24.3)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	(0.4)	(0.7)
Bank finance fees paid	(14.8)	(2.9)
Repayment of long-term debt	(130.8)	(3.1)
Dividends paid to minority shareholders	(10.1)	(1.0)
Proceeds from issuance of common stock	193.1	—
Call premium on redemption of Senior Notes	(9.0)	—
Fees paid for Rights Offering	(7.7)	—

Cash provided by (used for) by financing activities	20.3	(7.7)

Cash flows of discontinued operations:
Net cash used for operating activities	(3.6)	(3.7)
Net cash provided by (used for) investing activities	41.9	(4.9)
Net cash used for financing activities	(7.8)	(2.4)

Net cash provided by (used for) discontinued operations	30.5	(11.0)

Effect of exchange rate changes on cash and cash equivalents	2.4	1.5

Increase in cash and cash equivalents	14.3	24.4

Cash and cash equivalents at beginning of period	37.8	41.4

Cash and cash equivalents at end of period	$52.1	$65.8

Supplemental data:
Cash paid for interest	$32.1	$35.3
Cash paid for income taxes	$10.8	$8.8
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
		Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income	Total
	(Dollars in millions, except share amounts)
Balance at January 31, 2007	38,470,434	$0.4	$678.6	$(733.6)	$156.4	$101.8
Preferred stock dividends accrued	—	—	—	(0.4)	—	(0.4)
Comprehensive income:
Net loss	—	—	—	(102.4)	—	(102.4)
Currency translation adjustment	—	—	—	—	39.9	39.9
Unrealized gain on derivatives	—	—	—	—	1.7	1.7

Total comprehensive loss	—	—	—	—	—	(60.8)
Shares issued for options and vested RSUs	847,341	—	—	—	—	—
Common stock issued to note holders	1,049,020	—	5.3	—	—	5.3
Common stock issued, net of fees	59,423,077	0.6	184.8	—	—	185.4
Shares of redeemable preferred stock of subsidiary converted into common stock	89,932	—	2.1	—	—	2.1
Equity compensation expense	—	—	5.0	—	—	5.0

Balance at July 31, 2007	99,879,804	$1.0	$875.8	$(836.4)	$198.0	$238.4

Balance at January 31, 2006	37,991,269	$0.4	$675.9	$(566.3)	$73.3	$183.3
Comprehensive income:
Net loss	—	—	—	(44.5)	—	(44.5)
Currency translation adjustment	—	—	—	—	28.9	28.9
Unrealized loss on derivatives	—	—	—	—	(4.0)	(4.0)

Total comprehensive income	—	—	—	—	—	(19.6)
Shares of redeemable preferred stock of subsidiary converted into common stock	5,073					—
Shares issued for vested RSUs	378,572	—	—	—	—	—
Equity compensation expense	—	—	1.0	—	—	1.0

Balance at July 31, 2006	38,374,914	$0.4	$676.9	$(610.8)	$98.2	$164.7

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended July 31, 2007 and 2006
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
     Originally founded in 1908, Hayes Lemmerz International, Inc. is a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a leading supplier of automotive brake and powertrain components. We have global operations with 26 facilities, including business and sales offices and manufacturing facilities located in 13 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.
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
Note 3. Stock-Based Compensation
     Our Long Term Incentive Plan provides for the grant of incentive stock options (ISOs), stock options that do not qualify as ISOs, restricted shares of common stock, and restricted stock units (collectively, the awards). Any officer, director, or key employee of Hayes Lemmerz International, Inc. or any of its subsidiaries is eligible to be designated a participant in the Long Term Incentive Plan.
     On July 28, 2003 we granted 1,887,162 stock options and 1,258,107 restricted stock units to certain employees and officers, and 65,455 options and 43,637 restricted stock units to non-employee members of our Board of Directors. The weighted average exercise price of the stock options was $13.93 per share, which was equal to the fair value on the date of grant. One third of the restricted stock units granted to certain of our employees and officers vested on July 28, 2006 and the remaining two thirds vested on July 28, 2007. The stock options granted to the non-employee directors were scheduled to vest one-third on the date of grant and one-third on each of the first and second anniversaries of the grant. We have also granted options and restricted stock units with similar vesting terms to certain new employees at the time of hire. In January 2006 we accelerated the vesting of all unvested stock options granted to our executive officers, directors, and other employees under our Long Term Incentive Plan, primarily to avoid recognizing compensation expense associated with these options in future financial statements upon our adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment” (SFAS 123R).

     On March 14, 2005 we granted additional restricted stock units to certain employees, 174,750 of which vested in January 2006, 105,350 of which vested in July 2006, and the remaining 174,750 of which will vest in January 2008.
     On September 17, 2006 we issued 611,000 restricted stock units to senior managers and directors in the Company and on December 15, 2006 we issued 310,500 restricted stock units to other managers in the Company. The restricted stock units vest 50% on September 17, 2007 and 50% on September 17, 2008.
     On July 17, 2007, the Board of Directors approved adjustments to (i) our Series B Warrants (Warrants), (ii) the Series A Preferred Stock of our wholly owned subsidiary, HLI Operating Company, Inc. (Opco Preferred Stock), which Opco Preferred Stock can be exchanged for shares of our common stock, and (iii) awards granted under our Long Term Incentive Plan (Plan). The adjustments were made as a result of dilution resulting from the $180,000,000 equity rights offering (Rights Offering) and $13,125,002 direct investment by Deutsche Bank Securities Inc. and SPCP Group, LLC (Direct Investment). Pursuant to these transactions, we issued and sold 59,423,077 shares of our common stock at a price per share of $3.25 on May 30, 2007.
     The Long Term Incentive Plan requires us to make an equitable adjustment to awards granted under the Plan as a result of the Rights Offering and Direct Investment. The Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, an adjustment to the exercise price and number of shares subject to stock options awarded under the Plan according to the formulas used for the Warrants. An adjustment was also made to the number of shares subject to restricted stock units by dividing the product of the original number of shares times the original exercise price by the adjusted exercise price. We recorded $3.9 million of expense in July, 2007 due to these adjustments. We expect to record additional expense of $2.9 million related to these adjustments in future periods.
     Stock option activity for the six months ended July 31, 2007 and 2006 under the Long Term Incentive Plan is as follows (stock options granted during the six months ended July 31, 2007 reflect adjustments in connection with the Rights Offering and Direct Investment):

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 31, 2007	1,334,639	$10.01
Granted	414,443	10.03
Exercised	(7,790)	4.52
Canceled	(93,388)	10.46

Outstanding and exercisable at July 31, 2007	1,647,904	$10.02

Outstanding at January 31, 2006	1,722,235	$10.16
Granted	—	—
Exercised	—	—
Canceled	(269,333)	10.68

Outstanding and exercisable at July 31, 2006	1,452,902	$10.06

     A summary of our restricted stock activity for the six months ended July 31, 2007 and 2006 is as follows (restricted stock units granted during the six months ended July 31, 2007 reflect adjustments in connection with the Rights Offering and Direct Investment):

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Nonvested at January 31, 2007	1,676,999	$7.03
Granted	1,024,386	5.88
Exercised	(839,551)	10.74
Canceled	(55,221)	9.38

Outstanding at July 31, 2007	1,806,613	$4.59

Nonvested at January 31, 2006	1,357,705	$12.14
Granted	—	—
Exercised	(367,147)	12.34
Canceled	(202,926)	12.00

Outstanding at July 31, 2006	787,632	$12.08

     As of July 31, 2007 there was $3.9 million of total unrecognized compensation cost related to restricted nonvested shares. That cost is expected to be recognized over a weighted-average period of 1.9 years.
     We follow the provisions of the SFAS 123R, “Share-Based Payment,” which we adopted on February 1, 2006. There was no material adjustment to our Consolidated Statements of Operations upon adoption.
Note 4. Inventories
     The major classes of inventory were as follows (dollars in millions):

	July 31,	January 31,
	2007	2007
Raw materials	$50.8	$36.0
Work-in-process	44.9	33.1
Finished goods	69.7	60.8
Spare parts and supplies	31.3	30.0

Total	$196.7	$159.9

Note 5. Assets Held for Sale
     Assets held for sale consist of the following (dollars in millions):

	July 31,	January 31,
	2007	2007
Suspension business	$0.4	$49.0
MGG Group	—	58.5
Howell, Michigan building	2.7	2.8

Total	$3.1	$110.3

     The balances as of July 31, 2007 and January 31, 2007 include our Suspension business, which was sold in the first quarter of fiscal 2007, and the Howell, Michigan building, which we continue to actively market. The January 31, 2007 balance also includes our MGG Group business, which was sold during the second quarter of fiscal 2007 (see Note 6, Discontinued Operations for additional detail on the sale of the Suspension business and MGG Group).
     During the second quarter of fiscal 2007 we classified our Wabash, Indiana facility as an asset held for sale. On July 5, 2007 we sold this facility. We recorded a loss on the sale of $11.6 million, which is included in other expense (income) in the Consolidated Statements of Operations.
Note 6. Discontinued Operations
     On June 29, 2007, our wholly owned subsidiary Hayes Lemmerz Holding GmbH, completed the sale of all of the issued and outstanding shares of capital stock of MGG Group B.V. (MGG Group) to an affiliate of ECF Group, a privately held company based in the Netherlands and Switzerland. MGG Group and its subsidiaries operate aluminum casting and machining facilities located in

Tegelen and Nieuw Bergen, the Netherlands and in Antwerp, Belgium, and represented our International Components business. We received consideration of approximately $17.5 million. We recorded a loss on the sale of $27.5 million. The International Components business was accounted for as a discontinued operation in accordance with FASB SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Accordingly, the operating results were classified as discontinued operations and prior periods have been reclassified.
     The balances of the MGG Group consisted of the following (dollars in millions):

	July 31,	January 31,
	2007	2007
Cash and cash equivalents	$—	$0.6
Receivables	—	16.1
Inventories	—	12.9
Prepaid expenses and other assets	—	0.7
Property, plant, and equipment, net	—	23.4
Deferred tax assets long term	—	4.8

Total assets held for sale	$—	$58.5

Accounts payable and accrued liabilities	$—	$24.5
Other long term liabilities	—	3.1

Total liabilities held for sale	$—	$27.6

     Operating results for MGG Group are as follows (dollars in millions):

	Three months ended		Six months ended
		July 31,		July 31,
	July 31, 2007	2006	July 31, 2007	2006
Net sales	$23.8	$37.3	$55.5	$71.0

(Loss) Earnings before income tax expense	$(25.8)	$2.0	$(28.0)	$4.7
Income tax expense (benefit)	—	0.6	(0.7)	1.4
Minority interest	—	0.1	—	0.2

Net (loss) income	$(25.8)	$1.3	$(27.3)	$3.1

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
     The Suspension business was accounted for as a discontinued operation in accordance with SFAS 144. Accordingly, the operating results were classified as discontinued operations and prior periods have been reclassified.
     The balances of the Suspension business consisted of the following (dollars in millions):

	July 31,	January 31,
	2007	2007
Cash and cash equivalents	$0.1	$0.1
Receivables	0.3	30.0
Inventories	—	17.5
Prepaid expenses and other assets	—	1.4
Property, plant, and equipment, net	—	—

Total assets held for sale	$0.4	$49.0

Accounts payable and accrued liabilities	$1.2	$15.7
Other long term liabilities	—	4.2

Total liabilities held for sale	$1.2	$19.9

     Operating results for the Suspension business are as follows (dollars in millions):

	Three months ended		Six months ended
		July 31,		July 31,
	July 31, 2007	2006	July 31, 2007	2006
Net sales	$—	$65.5	$6.8	$134.8

(Loss) Earnings before income tax expense	$(0.1)	$0.8	$(4.6)	$0.4
Income tax expense	—	0.1	—	0.2

Net (loss) income	$(0.1)	$0.7	$(4.6)	$0.2

Note 7. Bank Borrowings, Other Notes, and Long Term Debt
     Bank borrowings and other notes of $29.1 million and $27.9 million at July 31, 2007 and January 31, 2007, respectively, consist primarily of short-term credit facilities of our foreign subsidiaries.
     Long term debt consists of the following (dollars in millions):

	July 31,	January 31,
	2007	2007
Various foreign bank and government loans weighted average interest rates of 5.1% and 5.4% at July 31, 2007 and January 31, 2007, respectively	$3.3	$3.4
Term Loan maturing 2014, weighted average interest rate of 6.9% at July 31, 2007	354.2	—
8.25% New Senior Notes due 2015, net of discount of $0 million at July 31, 2007	177.5	—
Term Loan B maturing 2009, weighted average interest rate of 8.9% at January 31, 2007	—	327.8
Term Loan C, weighted average interest rate of 11.4% at January 31, 2007	—	150.0
10 1/2% Senior Notes due 2010, net of discount of $0.4 million at January 31, 2007	—	162.1
Mortgage note payable	—	21.8
Capital lease obligations	0.5	1.0

	535.5	666.1

Less current portion of long-term debt	4.9	6.7

Long-term debt	$530.6	$659.4

Rights Offering
     On March 16, 2007 we announced that our Board of Directors approved the Rights Offering of up to $180 million of common stock to our stockholders at a subscription price of $3.25 per share. The Board of Directors set the record date of April 10, 2007 for determining the stockholders entitled to participate in the Rights Offering. On April 16, 2007, the Board of Directors amended the Rights Offering, reducing the number of shares available to Deutsche Bank Securities subject to its Direct Investment option at a price of $3.25 per share from a maximum of 5,538,462 shares to a maximum of 4,038,462 shares. In addition, Deutsche Bank agreed that shares exercised pursuant to the Direct Investment would be in addition to, and not reduce the number of shares of the Company’ Common Stock offered in the Rights Offering, raising the total value of the Rights Offering and Direct Investment to $193.1 million. The Rights Offering and the Direct Investment were approved at a special meeting of stockholders held on May 4, 2007. In addition, the stockholders approved an increase to the maximum number of authorized shares of our common stock from 100,000,000 to 200,000,000, and an increase in the maximum number of members of our Board of Directors from nine to twelve.
     In May 2007, we distributed to stockholders of record as of April 10, 2007 non-transferable subscription rights to purchase shares of our common stock in connection with the Rights Offering. Stockholders on the record date received 1.3970 rights for each share of our common stock held on the record date. The Rights Offering included an oversubscription privilege entitling holders of the rights to subscribe for additional shares not purchased upon exercise of rights. The Rights Offering was fully subscribed and Deutsche Bank Securities, Inc. exercised the Direct Investment. On May 30, 2007 we closed on the Rights Offering and Direct Investment and issued 59,423,077 new shares of common stock. Net proceeds of $185.4 million, after fees and expenses of $7.7 million, were used to repurchase the outstanding 10 1/2% Senior Notes due 2010 (Old Notes) pursuant to the tender offer described below, with the excess being used to provide working capital and for general corporate purposes.
Senior Notes
     As of January 31, 2007 HLI Opco had $162.5 million aggregate principal amount of Old Notes that mature on June 15, 2010. Interest on the Old Notes accrued at a rate of 10 1/2% per annum and was payable semi-annually in arrears on June 15 and December 15. During the first quarter of fiscal 2007 common stock was issued in exchange for $5.0 million of the Old Notes, reducing the principal amount outstanding from $162.5 million to $157.5 million. During the second quarter of fiscal 2007 these notes were repurchased by HLI Opco pursuant to the tender offer.
     The Old Notes were senior, unsecured obligations of HLI Opco and were effectively subordinated in right of payment to all existing and future secured debt of HLI Opco to the extent of the value of the assets securing that debt, equal in right of payment with all existing and future senior debt of HLI Opco, and senior in right of payment to all subordinated debt of HLI Opco.
     Except as set forth below, the Old Notes were not redeemable at the option of HLI Opco prior to June 15, 2007. Starting on that date, HLI Opco could redeem all or any portion of the Old Notes, at once or over time, upon the terms and conditions set forth in the senior note indenture agreement (Indenture). At any time prior to June 15, 2007, HLI Opco could redeem all or any portion of the Old Notes, at once or over time, at a redemption price equal to 100% of the principal amount of the Old Notes to be redeemed, plus a specified “make-whole” premium.
     The Indenture provided for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The Indenture also provided that a holder of the Old Notes could, under certain circumstances, have the right to require that we repurchase such holder’s Old Notes upon a change of control of the Company. The Old Notes were unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally on a senior, unsecured basis by us and substantially all of our domestic subsidiaries.
Tender Offer for Senior Notes
     On May 8, 2007, HLI Opco commenced a cash tender offer to repurchase all of its outstanding Old Notes, which had an aggregate principal amount outstanding of $157.5 million. Concurrently with the tender offer, HLI Opco solicited consents to amend the indenture governing the Old Notes. The tender offer expired at 11:59 p.m., Eastern Standard time, on Tuesday, June 5, 2007. The purchase price for the tendered Old Notes was based on a fixed spread of 50 basis points over the yield on the 3.625% U.S. Treasury Note due June 30, 2007. Holders who validly tendered their Old Notes and delivered their consents to the proposed amendments to the indenture on or prior to 5:00 p.m., Eastern Standard time, on May 21, 2007, were paid, in addition to the purchase price for the Old Notes, a consent payment equal to $30.00 per $1,000 in principal amount of Old Notes. Holders of approximately $154.2 million principle amount tendered their Old Notes and consented to the amendments to the Indenture. On June 6, 2007 the remaining $3.3 million in Senior Notes were tendered for redemption.
New Senior Notes
     On May 30, 2007 we closed on a new offering of €130 million 8 1/4% senior unsecured notes (New Notes) issued by Hayes Lemmerz Finance LLC – Luxembourg S.C.A., a newly formed European subsidiary (Hayes Luxembourg). The New Notes mature in 2015 and contain customary covenants and restrictions. The New Notes and the related Indenture restrict our ability to, among other things, make certain restricted payments, incur debt and issue preferred stock, incur liens, permit dividends and other distributions by our subsidiaries, merge, consolidate, or sell assets, and engage in transactions with affiliates. The New Notes and the Indenture also contain customary events of default, including failure to pay principal or interest on the Notes or the guarantees when due, among others. The New Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and substantially all of our direct and indirect domestic subsidiaries and will be guaranteed by certain of our indirect foreign subsidiaries and by certain of our foreign guaranties not executed yet. Proceeds from the issuance of the New Notes, together with the proceeds from the New Credit Facilities (as described below), were used to refinance obligations under our Amended and Restated Credit Agreement, dated as of April 11, 2005, to repay in full the approximately $21.7 million mortgage note on our headquarters building in Northville, Michigan, to pay related fees and expenses, and for working capital and other general corporate purposes.
     We are required to exchange the New Senior Notes for substantially identical senior notes that have been registered with the SEC (Exchange Notes). In connection with this obligation, we are required to file a registration statement with the SEC with respect to the Exchange Notes on or prior to August 28, 2007, and to cause such registration statement to be declared effective on or prior to November 26, 2007 and to remain effective for a certain period of time. If we fail to meet these obligations, additional interest will accrue on the principal amount of the affected New Senior Notes or Exchange Notes from and including the date on which we fail to meet these obligations to but excluding the date on which any such failure has been cured. Additional interest will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such a failure and shall increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such rate exceed 1.00% per annum. We filed the required registration statement with the SEC on August 16, 2007 and it has not yet been declared effective. For more information on our obligation to register the Exchange Notes, see Exhibit 4.14.
   Credit Facility
     On June 3, 2003 HLI Opco, entered into a $550 million senior secured credit facility (Credit Facility), which initially consisted of a $450 million six-year amortizing term loan (Term Loan B) and a five-year $100 million revolving credit facility.
     On April 11, 2005 we amended and restated the Credit Facility to establish a new second lien $150 million term loan (Term Loan C), from which 50% of the net proceeds were to be used for general corporate purposes, with the remainder of the net proceeds used to repay a portion of the Term Loan B. The Term Loan C principal balance of $150 million was due on June 3, 2010.
     On May 30, 2007 we amended and restated the credit facility to establish three new senior secured credit facilities in an amount of approximately $495 million (New Credit Facilities). The proceeds from the New Credit Facilities, together with the proceeds of other financing activities, were used to refinance our obligations under our Amended and Restated Credit Agreement dated April 11, 2005. Additional proceeds were used to replace existing letters of credit and to provide for working capital and other general corporate purposes, and to pay the fees and expenses associated with the New Credit Facilities.
     The New Credit Facilities consist of a term loan facility of €260 million maturing in 2014 borrowed by Hayes Luxembourg, a revolving credit facility of $125 million maturing in 2013 available to HLI Opco and Hayes Luxembourg (Revolving Credit Facility), and a synthetic letter of credit facility of €15 million available to both borrowers. The interest rate for the term loan is generally the EURIBOR rate plus 2.75% per annum until the first date after October 31, 2007 that our leverage ratio is equal to or less than 2.50 to 1.0 and, thereafter, the EURIBOR rate plus 2.50% per annum. The interest rate for the revolving credit facility is generally either the LIBOR rate plus 2.75% per annum (for borrowings by HLI Opco) or the EURIBOR rate plus 2.75% per annum (for borrowings by Hayes Luxembourg).
     The obligations of HLI Opco and Hayes Luxembourg under the New Credit Facility are guaranteed by us and substantially all of our direct and indirect domestic subsidiaries. In addition, the obligations of Hayes Luxembourg under the New Credit Facilities are guaranteed, subject to certain exceptions, by certain of our foreign subsidiaries. The obligations of HLI Opco and Hayes Luxembourg under the New Credit Facilities and the guarantors’ obligations under their respective guarantees of the New Credit Facilities are, subject to certain exceptions, secured by a first priority perfected pledge of substantially all intercompany notes and capital stock owned by the borrowers and the guarantors (but not more than 65% of the capital stock of Hayes Luxembourg or any foreign subsidiary can secure HLI Opco’s obligations) and substantially all of the other assets owned by the borrowers and the guarantors. All foreign guarantees and collateral are subject to applicable restrictions on cross-stream and upstream guarantees and other legal restrictions, including financial assistance rules, thin capitalization rules, and corporate benefit rules.
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
     As of July 31, 2007 there were no outstanding borrowings, approximately $1.0 million in letters of credit issued under the Revolving Credit Facility, and $19.7 million in synthetic letters of credit. As of January 31, 2007 there were no outstanding borrowings and approximately $20.3 million in letters of credit issued under the prior revolving credit facility. The amount available to borrow under the Revolving Credit Facility at July 31, 2007 and under the prior revolving credit facility at January 31, 2007 was approximately $124.0 million and $79.7 million, respectively.
   Loss on early extinguishment of debt
     We recorded a loss on early extinguishment of debt of $21.2 million during the second quarter of fiscal 2007, which primarily consisted of $9.0 million paid to note holders for the call premium on the redemption of the Old Notes and $12.2 million in unamortized debt expenses and other expenses.
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

     The fiscal 2007 and fiscal 2006 amounts shown below present the Pension Benefits and Other Benefits expense for the three and six months ended July 31, 2007 and 2006 (dollars in millions):

	US Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	Three Months Ended July 31,
	2007	2006	2007	2006	2007	2006
Service cost	$0.2	$0.3	$—	$—	$0.1	$0.2
Interest cost	2.6	2.8	2.3	2.7	1.7	1.5
Expected return on plan assets	(3.0)	(2.7)	(0.1)	—	(0.2)	(0.1)
Amortization of net loss	—	—	(0.1)	—	—	0.1

Net periodic benefit cost	$(0.2)	$0.4	$2.1	$2.7	$1.6	$1.7

	US Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	Six Months Ended July 31,
	2007	2006	2007	2006	2007	2006
Service cost	$0.5	$0.5	$—	$—	$0.3	$0.5
Interest cost	5.2	5.6	4.7	5.3	3.3	3.0
Expected return on plan assets	(6.0)	(5.4)	—	—	(0.4)	(0.3)
Amortization of net loss	—	—	(0.2)	—	—	0.1

Net periodic benefit cost	$(0.3)	$0.7	$4.5	$5.3	$3.2	$3.3

     We contributed $6.4 million to our United States pension plans during the first six months of fiscal 2007 and expect to contribute an additional $4.0 million during the remainder of fiscal 2007. We contributed $6.6 million to our United States postretirement benefit plan during the first six months of fiscal 2007 and expect to contribute an additional $8.3 million during the remainder of fiscal 2007. We contributed $5.3 million to our international pension plans during the first six months of fiscal 2007 and expect to contribute an additional $3.6 million during the remainder of fiscal 2007.
     On August 17, 2006 the Pension Protection Act of 2006 was signed into law. We have not yet incorporated this legislation into the calculation of benefit obligations. This legislation will be effective for our fiscal year beginning February 1, 2008.

Note 9. Asset Impairments and Other Restructuring Charges
     Asset impairment losses and other restructuring charges for the three and six months ended July 31, 2007 and 2006 were as follows (dollars in millions):

	Three Months Ended July 31, 2007
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$0.6	$—	$—	$0.6
Impairment of facility, machinery, and equipment	0.4	—	—	0.4
Severance and other restructuring costs	—	0.5	0.1	0.6

Total	$1.0	$0.5	$0.1	$1.6

	Three Months Ended July 31, 2006
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$1.2	$—	$—	$1.2
Impairment of facility, machinery, and equipment	—	—	0.5	0.5
Severance and other restructuring costs	0.1	1.0	—	1.1

Total	$1.3	$1.0	$0.5	$2.8

	Six Months Ended July 31, 2007
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$2.7	$0.1	$—	$2.8
Impairment of facility, machinery, and equipment	0.6	—	—	0.6
Severance and other restructuring costs	—	0.5	0.1	0.6

Total	$3.3	$0.6	$0.1	$4.0

	Six Months Ended July 31, 2006
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$1.5	$—	$—	$1.5
Impairment of facility, machinery, and equipment	0.2	—	0.5	0.7
Severance and other restructuring costs	1.6	1.8	0.7	4.1

Total	$3.3	$1.8	$1.2	$6.3

Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended July 31, 2007
     During the second quarter of fiscal 2007 we recorded facility closure, employee restructuring charges, and asset impairments of $1.6 million. In the Automotive Wheels segment we recorded expense of $1.0 million, principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our at our Brazil aluminum wheel facility. Expense of $0.5 million in the Components segment is related to severance for our Nuevo Laredo facility in Mexico. The Other segment expense of $0.1 million is primarily related to severance expense at our corporate offices.
Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended July 31, 2006
     During the second quarter of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment expenses of $2.8 million. In the Automotive Wheels segment we recorded expenses of $1.3 million, primarily related to the closure of our Huntington, Indiana and Howell, Michigan facilities. The Components segment expense $1.0 million is mainly related to severance for our Nuevo Laredo facility in Mexico. The Other segment expense of $0.5 million is primarily related to machinery and equipment impairments.

Asset Impairment Losses and Other Restructuring Charges for the Six Months Ended July 31, 2007
     During the first six months of fiscal 2007 we recorded facility closure, employee restructuring charges, and asset impairments of $4.0 million. In the Automotive Wheels segment we recorded expense of $3.3 million, principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our Brazil aluminum wheel facility. The Components segment expense of $0.6 million is mainly related to severance for our Nuevo Laredo facility in Mexico. The Other segment expense of $0.1 million is primarily related to severance expense at our corporate offices.
Asset Impairment Losses and Other Restructuring Charges for the Six Months Ended July 31, 2006
     During the first six months of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment expenses of $6.3 million. In the Automotive Wheels segment we recorded expenses of $3.3 million, primarily related to the closure of our Huntington, Indiana and Howell, Michigan facilities. The Components segment recorded a $1.8 million charge mainly related to severance for our Nuevo Laredo facility in Mexico and the Ferndale, Michigan technical center, which was closed in fiscal 2006. The Other segment expense of $1.2 million is primarily related to machinery and equipment impairments and severance expense at our corporate offices.
Facility Exit Costs and Severance Accruals
     The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the six months ended July 31, 2007 (dollars in millions):

			Cash
			Payments and
			Effects of
	January 31, 2007		Foreign	July 31, 2007
	Accrual	Expense	Currency	Accrual
Facility exit costs	$0.4	$2.8	$(3.1)	$0.1
Severance	0.5	0.6	(0.9)	0.2

Total	$0.9	$3.4	$(4.0)	$0.3

Note 10. Weighted Average Shares Outstanding
     Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants, so long as they are not anti-dilutive.
     Shares outstanding for the three and six months ended July 31, 2007 and 2006 were as follows (thousands of shares):

	Three Months Ended July 31,
	2007	2006
Basic weighted average shares outstanding	79,336	38,161
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	79,336	38,161

	Six Months Ended July 31,
	2007	2006
Basic weighted average shares outstanding	59,854	38,143
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	59,854	38,143

     For the three and six months ended July 31, 2007 and 2006 all options, warrants, and unvested restricted stock units were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss in those periods.
     In conjuction with the Rights Offering, (see Note 7, Bank Borrowings, Other Notes, and Long Term Debt), during the second quarter of fiscal 2007 the exercise price of the Warrants was reduced from $25.83 to $19.18. The number of shares issuable upon exercise of each of the Warrants was adjusted by dividing the product of the original number of shares subject to such Warrant times the original exercise price by the adjusted exercise price.
Note 11. Taxes on Income
     Income tax expense allocated to continuing operations for the three and six months ended July 31, 2007 and 2006 were as follows (dollars in millions):

	Three Months Ended July 31,
	2007		2006
	US	Foreign	US	Foreign
Pre-tax income (loss)	$(61.4)	$19.5	$(26.2)	$14.2
Income tax expense	0.6	12.9	0.4	14.2

	Six Months Ended July 31,
	2007		2006
	US	Foreign	US	Foreign
Pre-tax income (loss)	$(84.2)	$45.9	$(50.1)	$25.8
Income tax expense	0.8	21.9	0.7	18.6
     Income tax expense for the three and six months ended July 31, 2007 was primarily the result of tax expense in foreign jurisdictions and various states.
     We have determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States. We are in the process of determining the impact of the Rights Offering under Section 382 change in control rules.
     Effective February 1, 2007, we adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 did not have a material impact on our financial statements. As of July 31, 2007, the amount of unrecognized tax benefits was $19.9 million, including $0.5 million of related accrued interest.
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
     We have open tax years from primarily fiscal 2000 to fiscal 2006 with various significant taxing jurisdictions including the United States, Germany, Italy, Brazil, and Czech Republic. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have recorded a tax benefit only for those positions that meet the more-likely-than-not standard.
     There are currently no U.S. federal or state income tax audits in process. The last U.S. federal income tax audit closed was for the fiscal year ended January 31, 2004. A German income tax audit was initiated on July 6, 2006 for fiscal years 2000 through 2004.
Note 12. Segment Reporting
     We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from our operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Components segment includes results from our operations that primarily design and manufacture powertrain and brake components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes financial results related to the corporate office and the elimination of certain intercompany activities.

     The following tables present revenues and other financial information by business segment (dollars in millions):

	Three Months Ended July 31, 2007
	Automotive
	Wheels	Components	Other	Total
Net sales	$521.2	$49.1	$—	$570.3
Asset impairments and other restructuring charges	1.0	0.5	0.1	1.6
Earnings (loss) from operations	21.8	(14.4)	(12.2)	(4.8)

	Three Months Ended July 31, 2006
	Automotive
	Wheels	Components	Other	Total
Net sales	$419.6	$61.2	$—	$480.8
Asset impairments and other restructuring charges	1.3	1.0	0.5	2.8
Earnings (loss) from operations	15.8	(3.4)	(5.0)	7.4

	Six Months Ended July 31, 2007
	Automotive
	Wheels	Components	Other	Total
Net sales	$988.0	$111.6	$—	$1,099.6
Asset impairments and other restructuring charges	3.3	0.6	0.1	4.0
Earnings (loss) from operations	46.3	(12.1)	(17.0)	17.2

	Six Months Ended July 31, 2006
	Automotive
	Wheels	Components	Other	Total
Net sales	$823.5	$127.1	$—	$950.6
Asset impairments and other restructuring charges	3.3	1.8	1.2	6.3
Earnings (loss) from operations	29.2	(7.5)	(9.9)	11.8

	As of July 31, 2007
	Automotive
	Wheels	Components	Other	Total
Total assets	$1,848.6	$87.8	$(184.7)	$1,751.7

	As of January 31, 2007
	Automotive
	Wheels	Components	Other	Total
Total assets	$1,672.8	$218.2	$(199.8)	$1,691.2
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

     During the first quarter of fiscal 2007 the holders of the preferred stock exchanged $2.1 million of the preferred stock for Hayes Lemmerz International common stock. During the second quarter of fiscal 2007 we purchased the $1.2 million minority interest in MGG Group B.V. from its minority shareholder.
     The balance of minority interest is summarized as follows:

	July 31, 2007	January 31, 2007
Minority interest in consolidated affiliates	$46.8	$43.5
Minority interest in preferred stock	10.8	12.6

Total minority interest	$57.6	$56.1

     In addition to the Rights Offering (see Note 7, Bank Borrowings, Other Notes, and Long Term Debt ), during the second quarter of fiscal 2007 the Board of Directors of HLI Opco recommended, and our Board of Directors approved, an adjustment to the Opco Preferred Stock by dividing the product of the original number of shares times the original exercise price by the adjusted exercise price. As a result of the adjustment, the Emergence Share Price (as defined in the certificate of incorporation of HLI Opco) was reduced from $18.50 to $13.74.
Note 14. Accounting Errors
     In the first quarter of fiscal 2007 we discovered accounting errors that would have impacted our reported results for prior periods. The two most significant of these errors related to the amount of depreciation we recognized for US GAAP purposes in several of our foreign subsidiaries and to recognition of an employee liability for supplemental retirement payments in Belgium under FASB SFAS 87, “Employers’ Accounting for Pensions.” Since the impact to financial statements for fiscal years 2003, 2004, 2005, and 2006 was not material, we recorded additional expense of approximately $0.4 million in the first quarter of fiscal 2007. The depreciation expense, if properly recorded, would have decreased net income by $0.3 million in fiscal 2003 and $1.1 million in fiscal 2004, and increased net income by $1.4 million in fiscal 2005 and $1.1 million in fiscal 2006. The pension expense would have decreased net income by $1.5 million in fiscal 2006.
Note 15. Subsequent Events
     Effective August 16, 2007, we reduced the capacity of our accounts receivable securitization facility in the U.S. from $45 million to $35 million, primarily due to reduced domestic receivables balances resulting from the sale of our Wabash, Indiana plant in July 2007.
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
     Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a leading supplier of automotive powertrain and brake components. We have global operations with 26 facilities, including business and sales offices and manufacturing facilities located in 13 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.
     Sales of our wheels, wheel-end attachments, aluminum structural components, and powertrain and brake components produced in North America are directly affected by the overall level of passenger car, light truck, and commercial highway vehicle production of North American OEMs, while sales of our wheels and automotive castings in Europe are directly affected by the overall vehicle production in Europe. The North American and European automotive industries are sensitive to the overall strength of their respective economies.
     We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from our operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Components segment includes results from our operations that primarily design and manufacture powertrain and brake components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes financial results related to the corporate office and the elimination of certain intercompany activities.
     In the first six months of fiscal 2007 we had net sales of $1.1 billion with approximately 72% derived from international markets. In the first six months of fiscal 2006 we had net sales of $1.0 billion with approximately 65% derived from international markets. We had earnings from operations of $17.2 million for the first six months of fiscal 2007 compared to $11.8 million for the first six months of fiscal 2006.
Results of Operations
     Consolidated Results — Comparison of the Three Months Ended July 31, 2007 to the Three Months Ended July 31, 2006
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2007	2006	$ Change	% Change
Net sales:
Automotive Wheels	$521.2	$419.6	$101.6	24.2%
Components	49.1	61.2	(12.1)	-19.8%

Total	$570.3	$480.8	$89.5	18.6%

Gross profit	$56.7	$48.0	$8.7	18.1%
Marketing, general, and administrative	47.5	38.0	9.5	25.0%
Amortization of intangibles	2.7	2.7	—	0.0%
Asset impairments and other restructuring charges	1.6	2.8	(1.2)	-42.9%
Other expense, net	9.7	(2.9)	12.6	434.5%

(Loss) earnings from operations	(4.8)	7.4	(12.2)	-164.9%
Interest expense, net	15.9	19.6	(3.7)	-18.9%
Loss on early extinguishment of debt	21.2	—	21.2	N/A
Other non-operating expense	—	(0.2)	0.2	100.0%
Income tax expense	13.5	14.6	(1.1)	-7.5%
Minority interest	5.8	2.3	3.5	152.2%

Loss from continuing operations	(61.2)	(28.9)	(32.3)	-111.8%
(Loss) earnings from discontinued operations, net of tax	(25.9)	2.0	(27.9)	-1395.0%

Net loss	$(87.1)	$(26.9)	$(60.2)	-223.8%

  Sales
     Our net sales increased 18.6% or $89.5 million to $570.3 million in the second quarter of fiscal 2007 from $480.8 million in the second quarter of fiscal 2006. Higher volume increased sales by $22.9 million, partially offset by lower pricing. Favorable product mix and higher metal pass-through pricing increased sales by $45.4 million, while favorable foreign exchange rates relative to the U.S. dollar increased sales by $27.7 million. Net sales decreased by $4.3 million due to the sale of our Wabash, Indiana facility. The Wabash facility was part of our powertrain components business and was sold on July 5, 2007.

  Gross profit
     Our gross profit increased 18.1% or $8.7 million in the second quarter of fiscal 2007 to $56.7 million from $48.0 million in the second quarter of fiscal 2006. Higher volume and improved recovery of material costs increased gross profit by $9.7 million, while lower prices and unfavorable product mix decreased gross profit by $7.3 million. Gross profit increased by $1.0 million due to the sale of our Wabash, Indiana facility. The remaining gross profit increase was primarily due to lower depreciation expense, improved operational efficiencies, and favorable fluctuations in foreign exchange rates.
   Marketing, general, and administrative
     Our marketing, general, and administrative expense increased $9.5 million to $47.5 million during the second quarter of fiscal 2007 from $38.0 million in the second quarter of fiscal 2006. This increase is primarily due to increased incentive plan expenses, fees related to refinancing, and foreign exchange rate fluctuations, partially offset by the wage base decrease in the second quarter of fiscal 2006.
   Asset impairments and other restructuring charges
     During the second quarter of fiscal 2007 we recorded facility closure, employee restructuring charges, and asset impairments of $1.6 million. In the Automotive Wheels segment we recorded expense of $1.0 million, principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our at our Brazil aluminum wheel facility. Expense of $0.5 million in the Components segment is related to severance for our Nuevo Laredo facility in Mexico. The Other segment expense of $0.1 million is primarily related to severance expense at our corporate offices.
     During the second quarter of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment expenses of $2.8 million. In the Automotive Wheels segment we recorded expenses of $1.3 million, primarily related to the closure of our Huntington, Indiana and Howell, Michigan facilities. The Components segment expense $1.0 million is mainly related to severance for our Nuevo Laredo facility in Mexico. The Other segment expense of $0.5 million is primarily related to machinery and equipment impairments and severance expense at our corporate offices.
  Other Expense, net
     Other expense increased $12.6 million to expense of $9.7 million for the second quarter of fiscal 2007 from income of $2.9 million for the second quarter of fiscal 2006. This change is primarily due to $11.6 million loss on the sale of our Wabash, Indiana facility.
  Interest expense, net
     Interest expense decreased $3.7 million to $15.9 million for the second quarter of fiscal 2007 from $19.6 million for the second quarter of fiscal 2006. The decrease was driven by the restructuring of our debt, partially offset by higher short-term interest rates.
   Loss on early extinguishment of debt
     We recorded a loss on early extinguishment of debt of $21.2 million for the second quarter of fiscal 2007. This loss is related to the restructuring of our debt (see Sources of Liquidity section for more detail).
  Income taxes
     Income tax expense was $13.5 million for the second quarter of fiscal 2007 compared to $14.6 million for the second quarter of fiscal 2006. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.
  Discontinued operations
     In the second quarter of fiscal 2007 our wholly owned subsidiary Hayes Lemmerz Holding GmbH, completed the sale of all of the issued and outstanding shares of capital stock of MGG Group B.V. (MGG Group) to an affiliate of ECF Group, a privately held company based in the Netherlands and Switzerland. MGG Group and its subsidiaries operate aluminum casting and machining facilities located in Tegelen and Nieuw Bergen, The Netherlands and in Antwerp, Belgium, and represented our International Components business. We received consideration of approximately $17.5 million. We recorded a loss on the sale of $27.5 million. The International Components business was accounted for as a discontinued operation in accordance with FASB SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Accordingly, the operating results were classified as discontinued operations and prior periods have been reclassified.
Net loss
     Due to factors mentioned above, net loss during the second quarter of fiscal 2007 was $87.1 million as compared to a net loss of $26.9 million in the second quarter of fiscal 2006.
  Segment Results — Comparison of the Three Months Ended July 31, 2007 to the Three Months Ended July 31, 2006
  Automotive Wheels
     The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2007	2006	$ Change
Net sales	$521.2	$419.6	$101.6
Asset impairments and other restructuring charges:
Facility closure costs	$0.6	$1.2	$(0.6)
Impairment of facility, machinery, and equipment	0.4	—	0.4
Severance and other restructuring costs	—	0.1	(0.1)

Total asset impairments and other restructuring charges	$1.0	$1.3	$(0.3)
Earnings from operations	$21.8	$15.8	$6.0
   Net sales
     Net sales from our Automotive Wheels segment rose $101.6 million to $521.2 million in the second quarter of fiscal 2007 from $419.6 million during the second quarter of fiscal 2006. Increased volume and favorable product mix increased sales $57.7 million, partially offset by decreased pricing. Increased metal pass-through pricing and favorable foreign exchange rate fluctuations increased sales by $19.8 million and $27.7 million, respectively.
  Asset impairments and other restructuring charges
     During the second quarter of fiscal 2007 we recorded facility closure, employee restructuring charges, and asset impairments of $1.0 million. These principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our Brazil aluminum wheel facility. During the second quarter of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment expenses of $1.3 million, primarily related to the closure of our Huntington, Indiana and Howell, Michigan facilities.
  Earnings from operations
     Earnings from our Automotive Wheels segment increased $6.0 million to $21.8 million in the second quarter of fiscal 2007 from $15.8 million in the second quarter of fiscal 2006. The increase in profitability was driven by higher volumes, better recovery of material cost increases, improved operational efficiencies, and foreign exchange rate fluctuations. These factors were partially offset by unfavorable pricing and product mix.

  Components
     The following table presents net sales, loss from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2007	2006	$ Change
Net sales	$49.1	$61.2	$(12.1)
Severance and other restructuring costs	$0.5	$1.0	$(0.5)
Loss from operations	$(14.4)	$(3.4)	$(11.0)
   Net sales
     Net sales from our Components segment fell $12.1 million to $49.1 million in the second quarter of fiscal 2007 from $61.2 million during the second quarter of fiscal 2006. Lower volume decreased sales $9.7 million. Higher metal pass-through pricing, higher pricing and favorable product mix increased sales $2.0 million. Net sales decreased by $4.3 million due to the sale of our Wabash, Indiana facility.
  Asset impairments and other restructuring charges
     During the second quarter of fiscal 2007 and the second quarter of fiscal 2006 we recorded facility closure, employee restructuring charges, and asset impairments of $0.5 million and $1.0 million, respectively. These are primarily related to severance for our Nuevo Laredo facility in Mexico.
  Loss from operations
     Our Components segment had loss from operations of $14.4 million and $3.4 million for the second quarter of fiscal 2007 and fiscal 2006, respectively. This $11.0 million increased loss is primarily due to the $11.6 million loss on sale of our Wabash, Indiana facility.
  Other
     The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2007	2006	$ Change
Loss from operations	$(12.2)	$(5.0)	$(7.2)
   Loss from operations
     Loss from operations in the first quarter of fiscal 2007 was $12.2 million compared to a loss of $5.0 million during the first quarter of fiscal 2006. This was primarily due to higher incentive plan expenses and fees related to refinancing.

Results of Operations
  Consolidated Results — Comparison of the Six Months Ended July 31, 2007 to the Six Months Ended July 31, 2006
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Six Months Ended	Six Months Ended
	July 31, 2007	July 31, 2006	$ Change	% Change
Net sales:
Automotive Wheels	$988.0	$823.5	$164.5	20.0%
Components	111.6	127.1	(15.5)	-12.2%

Total	$1,099.6	$950.6	$149.0	15.7%

Gross profit	$118.7	$91.0	$27.7	30.4%
Marketing, general, and administrative	84.6	71.5	13.1	18.3%
Amortization of intangibles	5.4	5.4	—	0.0%
Asset impairments and other restructuring charges	4.0	6.3	(2.3)	-36.5%
Other expense, net	7.5	(4.0)	11.5	287.5%

Earnings from operations	17.2	11.8	5.4	45.8%
Interest expense, net	34.0	36.3	(2.3)	- 6.3%
Loss on early extinguishment of debt	21.5	—	21.5
Other non-operating expense	—	(0.2)	0.2	100.0%
Income tax expense	22.7	19.3	3.4	17.6%
Minority interest	9.5	4.2	5.3	126.2%

Loss from continuing operations	(70.5)	(47.8)	(22.7)	-47.5%
(Loss) earnings from discontinued operations, net of tax	(31.9)	3.3	(35.2)	-1066.7%

Net loss	$(102.4)	$(44.5)	$(57.9)	-130.1%

   Sales
     Our net sales increased 15.7% or $149.0 million to $1,099.6 million for the first six months of fiscal 2007 from $950.6 million for the first six months of fiscal 2006. Higher volumes and favorable product mix increased sales by $61.2 million, partially offset by decrease in price. Higher metal pass-through pricing and favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased sales by $43.5 million and $51.4 million, respectively. Sales decreased by $4.3 million due to the sale of our Wabash, Indiana facility.
   Gross profit
     Our gross profit increased 30.4% or $27.7 million in the first six months of fiscal 2007 to $118.7 million from $91.0 million in the first six months of fiscal 2006. Higher volume and better recovery of material cost increases improved gross profit by $17.8 million, while lower prices and unfavorable product mix decreased gross profit by $8.5 million. Gross profit increased by $1.0 million due to the sale of our Wabash, Indiana facility. The remaining gross profit increase was primarily due to lower depreciation expense, improved operational efficiencies, and favorable fluctuations in foreign exchange rates.
   Marketing, general, and administrative
     Our marketing, general, and administrative expense increased $13.1 million to $84.6 million during the first six months of fiscal 2007 from $71.5 million during the first six months of fiscal 2006. This increase is primarily due to increased incentive plan expenses, fees related to refinancing, and foreign exchange rate fluctuations, partially offset by the wage base decrease in the first six months of fiscal 2006.

   Asset impairments and other restructuring charges
     During the first six months of fiscal 2007 we recorded facility closure, employee restructuring charges, and asset impairments of $4.0 million. In the Automotive Wheels segment we recorded expense of $3.3 million, principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our Brazil aluminum wheel facility. The Components segment expense of $0.6 million is mainly related to severance for our Nuevo Laredo facility in Mexico. The Other segment expense of $0.1 million is primarily related to severance expense at our corporate offices.
     During the first six months of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment expenses of $6.3 million. In the Automotive Wheels segment we recorded expenses of $3.3 million, primarily related to the closure of our Huntington, Indiana and Howell, Michigan facilities. The Components segment recorded a $1.8 million charge mainly related to severance for our Nuevo Laredo facility in Mexico and the Ferndale, Michigan technical center, which was closed in fiscal 2006. The Other segment expense of $1.2 million is primarily related to machinery and equipment impairments and severance expense at our corporate offices.
   Other Expense, net
     Other expense increased $11.5 million to expense of $7.5 million for the first six months of fiscal 2007 from income of $4.0 million for the first six months of fiscal 2006. This change is primarily due to $11.6 million loss on the sale of our Wabash, Indiana facility.
   Interest expense, net
     Interest expense decreased $2.3 million to $34.0 million for the first six months of fiscal 2007 from $36.3 million for the first six months of fiscal 2006. The decrease was driven by the restructuring of our debt, partially offset by higher short-term interest rates.
   Loss on early extinguishment of debt
     We recorded a loss on early extinguishment of debt of $21.5 million for the first six months of fiscal 2007. This loss is related to the restructuring of our debt (see Sources of Liquidity section for more detail).
   Income taxes
     Income tax expense was $22.7 million for the first six months of fiscal 2007 and $19.3 million for the first six months of fiscal 2006. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.
   Discontinued operations
     In the first quarter of fiscal 2007 we divested our suspension business operations in Bristol, Indiana and Montague, Michigan. We received consideration for the sale of approximately $26.2 million, which consisted of approximately $21.1 million in cash plus the assumption of approximately $5.1 million of debt under capital leases for equipment at the facilities. We recorded a loss on the sale of $3.6 million. In October 2006 we sold the outstanding shares of stock of our Southfield, Michigan iron suspension components machining plant. We received net cash proceeds of $16.6 million and recorded a loss on the sale of $2.4 million. These facilities made up most of our suspension components business (Suspension business) and was part of our Components segment. We divested these operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses. The Suspension business was accounted for as a discontinued operation in accordance with SFAS 144. Accordingly, the operating results were classified as discontinued operations and prior periods have been reclassified.
     In the second quarter of fiscal 2007 our wholly owned subsidiary Hayes Lemmerz Holding GmbH, completed the sale of all of the issued and outstanding shares of capital stock of MGG Group. We received consideration of approximately $17.5 million. We recorded a loss on the sale of $27.5 million. The International Components business was accounted for as a discontinued operation in accordance with SFAS 144. Accordingly, the operating results were classified as discontinued operations and prior periods have been reclassified.

   Net loss
     Due to factors mentioned above, net loss during the first six months of fiscal 2007 was $102.4 million as compared to a net loss of $44.5 million in the first six months of fiscal 2006.
  Segment Results — Comparison of the Six Months Ended July 31, 2007 to the Six Months Ended July 31, 2006
   Automotive Wheels
     The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Six Months Ended	Six Months Ended
	July 31, 2007	July 31, 2006	$ Change
Net sales	$988.0	$823.5	$164.5
Asset impairments and other restructuring charges:
Facility closure costs	$2.7	$1.5	$1.2
Impairment of facility, machinery, and equipment	0.6	0.2	0.4
Severance and other restructuring costs	—	1.6	(1.6)

Total asset impairments and other restructuring charges	$3.3	$3.3	$—
Earnings from operations	$46.3	$29.2	$17.1
   Net sales
     Net sales from our Automotive Wheels segment rose $164.5 million to $988.0 million in the first six months of fiscal 2007 from $823.5 million during the first six months of fiscal 2006. Increased volume and favorable product mix increased sales $79.0 million, partially offset by decreased pricing. Increased metal pass-through pricing and favorable foreign exchange rate fluctuations increased sales by $41.2 million and $51.4 million, respectively.
   Asset impairments and other restructuring charges
     During the first six months of fiscal 2007 we recorded facility closure, employee restructuring charges, and asset impairments of $3.3 million. These principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our at our Brazil aluminum wheel facility. During the first six months of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment expenses of $3.3 million. These primarily related to the closure of our Huntington, Indiana and Howell, Michigan facilities.
   Earnings from operations
     Earnings from our Automotive Wheels segment increased $17.1 million to $46.3 million in the first six months of fiscal 2007 from $29.2 million in the first six months of fiscal 2006. The increase in profitability was driven by higher volumes, better recovery of material cost increases, improved operational efficiencies, and foreign exchange rate fluctuations.
   Components
     The following table presents net sales, loss from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Six Months Ended	Six Months Ended
	July 31, 2007	July 31, 2006	$ Change
Net sales	$111.6	$127.1	$(15.5)
Asset impairments and other restructuring charges:
Facility closure costs	$0.1	$1.8	$(1.7)
Severance and other restructuring costs	0.5		0.5

Total asset impairments and other restructuring charges	$0.6	$1.8	$(1.2)
Loss from operations	$(12.1)	$(7.5)	$(4.6)
   Net sales
     Net sales from our Components segment fell $15.5 million to $111.6 million in the first six months of fiscal 2007 from $127.1 million in the first six months of fiscal 2006. Lower volume decreased sales $18.9 million. Higher metal pass-through pricing, higher pricing and favorable product mix increased sales $7.7 million. Net sales decreased by $4.3 million due to the sale of our Wabash, Indiana facility.
   Asset impairments and other restructuring charges
     During the first six months of fiscal 2007 we recorded facility closure, employee restructuring charges, and asset impairments of $0.6 million. These are mainly related to severance for our Nuevo Laredo facility in Mexico. During the first six months of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment expenses of $1.8 million. These mainly related to severance for our Nuevo Laredo facility in Mexico and the Ferndale, Michigan technical center, which was closed in fiscal 2006.
   Loss from operations
     Our Components segment had loss from operations of $12.1 million and $7.5 million for the first six months of fiscal 2007 and fiscal 2006, respectively. This $4.6 million increased loss is primarily due to the $11.6 million loss on sale of our Wabash, Indiana facility, partially offset by lower depreciation expense, improved operational efficiencies, and decreased employee costs.
   Other
     The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	Six Months Ended	Six Months Ended
	July 31, 2007	July 31, 2006	$ Change
Loss from operations	$(17.0)	$(9.9)	$(7.1)
   Loss from operations
     Loss from operations in the first six months of fiscal 2007 was $17.0 million compared to a loss of $9.9 million during the first six months of fiscal 2006. This was primarily due to higher incentive plan expenses and fees related to refinancing.
   Liquidity and Capital Resources
   Cash Flows
     Operating Activities: Cash provided by operations was $1.3 million in the first six months of fiscal 2007 compared to $65.9 million in the first six months of fiscal 2006. The $64.6 million decrease was primarily due to the $71.8 million decrease in utilization of our accounts receivable securitization program.
     Investing Activities: Cash used for investing activities was $40.2 million during the first six months of fiscal 2007 compared to $24.3 million in the first six months of fiscal 2006. This increase was primarily due to higher capital expenditures, mostly for additional machinery and equipment to improve productivity, reduce costs, meet demand for new vehicle platforms, and meet expected volume requirements for our products.
     Financing Activities: Cash provided by financing activities was $20.3 million in the first six months of fiscal 2007 compared to cash used for financing activities of $7.7 million in the first six months of fiscal 2006. This increase is primarily due to the restructuring of our debt and the Rights Offering (see Sources of Liquidity section for additional information).
   Sources of Liquidity
     The principal sources of liquidity for our future operating, capital expenditure, facility closure, restructuring, and reorganization requirements are expected to be (i) cash flows from continuing operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) cash and cash equivalents on hand, (iv) proceeds related to our trade receivable securitization and financing programs, and (v) borrowings from our New Credit Facilities. While we expect that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future business and capital market conditions.
     On March 16, 2007 we announced that our Board of Directors approved the Rights Offering (Rights Offering) of up to $180 million of common stock to our stockholders at a subscription price of $3.25 per share. The Rights Offering, as well as the Direct Investment of $13.1 million by Deutsche Bank Securities, Inc. was approved at a special meeting of stockholders held on May 4, 2007. On May 30, 2007 we closed on the Rights Offering and Direct Investment. Net proceeds, after fees and expenses, were used to repurchase the outstanding 10 1/2% Senior Notes due 2010.
     On May 30, 2007 we amended and restated the credit facility (Second Amended and Restated Credit Agreement) to establish three new senior secured credit facilities in the amount of approximately $495 million. The amended credit facilities consist of a term loan facility of €260 million maturing in 2014; a revolving credit facility of $125 million maturing in 2013 available to our subsidiary, HLI Operating Company (HLI Opco) and Hayes Lemmerz Finance LLC – Luxembourg S.C.A., a newly formed European subsidiary (Hayes Luxembourg); and a synthetic letter of credit facility of €15 million. The proceeds from the amended credit facilities, together with the proceeds of other financing activities, were used to refinance our obligations under our Amended and Restated Credit Agreement dated April 11, 2005. Additional proceeds will be used to replace existing letters of credit and to provide for working capital and other general corporate purposes, and to pay the fees and expenses associated with the new credit facilities.
     On May 30, 2007 we closed on a new senior unsecured note offering of €130 million issued by Hayes Luxembourg. The notes mature in 2015 and contain customary covenants and restrictions. The proceeds from the New Senior Notes were used to refinance our obligations under our Amended and Restated Credit Agreement dated April 11, 2005.
     For a more detailed description of the Rights Offering, Direct Investment, New Credit Facilities, and New Senior Notes, see Note 7, Bank Borrowings, Other Notes, and Long Term Debt, to the consolidated financial statements included herein.
   Other Liquidity Matters
     At July 31, 2007 we had a $45 million domestic accounts receivable securitization facility. Effective August 16, 2007, we reduced the capacity of our accounts receivable securitization facility in the U.S. from $45 million to $35 million, primarily due to reduced domestic receivables balances resulting from the sale of our Wabash, Indiana plant in July 2007. As of July 31, 2007 and January 31, 2007, a total of $5 million and $37 million was financed under this program, respectively.
     During fiscal 2005 we established an accounts receivable financing program in Germany with a local financial institution. Borrowings under this program of $27 million and $25 million at July 31, 2007 and January 31, 2007, respectively, are included in short term bank borrowings.
     In fiscal 2006 we established an accounts receivable factoring program in the Czech Republic with a local financial institution. The program limit is approximately $23 million. As of July 31, 2007 and January 31, 2007, a total of $16.6 million and $13 million, respectively, was factored under this program. The transactions are accounted for as sales of receivables under the provisions of Financial Accounting Standards Board (FASB) SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) and the receivables are removed from the Consolidated Balance Sheets.

  Credit Ratings
     As of July 31, 2007 our credit ratings were as follows:

	S&P	Moody’s	Fitch
Corporate rating	B	B3	B
Bank debt rating	BB-	B2	BB/RR1
New Senior Note rating	CCC+	Caa2	B-/RR5
   Off Balance Sheet Arrangements
     On December 9, 2004 we established an accounts receivable securitization facility in the U.S., which provided up to $75 million in funding from commercial paper conduits sponsored by commercial lenders. On May 30, 2006, we established a new $65 million accounts receivable securitization facility with commercial lenders in the U.S. that replaced the program established on December 9, 2004. The new program’s structure is similar to the program that was replaced. The new program was amended in February 2007 to reduce the facility to $45 million and again in August 2007 to reduce the facility to $35 million. In May 2007 we amended the securitization facility to extend the term of the facility and decrease the interest rate. The facility has an expiration date of May 30, 2013 and an interest rate equal to LIBOR plus 2.25%. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors.
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
     Collections for the receivables are by HLI Opco, and deposited into an account controlled by the program agent. The servicing fees payable to HLI Opco are set off against interest and other fees payable to the program agent and lenders. The program agent uses the proceeds to pay off the short term borrowings from commercial lenders and returns the excess collections to SPE II, which in turn pays down the short term note issued to SPE I. SPE I then pays down the short term notes issued to the consolidated subsidiaries.
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
     At July 31, 2007 and January 31, 2007 the outstanding balances of receivables sold to special purpose entities were $59 million and $80 million, respectively. Our net retained interests at July 31, 2007 and January 31, 2007 were $54 million and $43 million, respectively, which are disclosed as Other Receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. At July 31, 2007 and January 31, 2007 advances from lenders were $5 million and $37 million, respectively.

   Contractual Obligations
     The following table identifies our significant contractual obligations as of July 31, 2007 (dollars in millions):

	Payment Due by Period
	Less than 1
	Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term borrowings	$29.1	$—	$—	$—	$29.1
Long-term debt	4.4	8.8	7.5	514.3	535.0
Capital lease obligation	0.5	—	—	—	0.5
Operating leases	5.3	5.5	0.7	0.1	11.6
Capital expenditures	37.4	—	—	—	37.4
United States pension contribution	7.9	16.5	14.5	—	38.9
Tax reserve	2.8	—	—	17.1	19.9

Total obligations	$87.4	$30.8	$22.7	$531.5	$672.4

   Other Cash Requirements
     We anticipate the following approximate significant cash requirements to be paid during the remainder of fiscal 2007 (dollars in millions):

Interest	$25.4
Taxes	14.8
International pension and other post-retirement benefits funding	11.9
Restructuring costs	1.2
   New Accounting Pronouncements
     In June 2007 the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities,” requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The statement is effective for fiscal years beginning after December 15, 2007. We do not expect this guidance to have a material effect on our financial condition and results of operations.
     In June 2007 the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. We do not expect this guidance to have a material effect on our financial condition and results of operations.
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
     On September 8, 2006 the FASB issued FSP AUG AIR-1 Accounting for Planned Major Maintenance Activities. The FASB staff position defines three acceptable methods for major maintenance accounting, the direct expensing, built-in overhaul, and deferral methods, and prohibits the use of the accrual method. It also requires disclosure of the method used in addition to details on the impact on financials of any retrospective adjustments required. FSP AUG AIR-1 is effective for financial statements issued for fiscal years beginning after December 15, 2006. We have continued to use the direct expensing method of accounting for major maintenance and no adjustments for prior periods were required.
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
     The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in the Euro, Czech Crown, and the Brazilian Real, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of stockholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. However, due to the self-sustaining nature of our foreign operations, we believe we can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, we have, from time to time, entered into certain foreign currency swap arrangements. In January 2006 we entered into a foreign currency swap agreement in Euros with a total notional value of $50 million to hedge our net investment in certain of our foreign subsidiaries. During the first quarter of fiscal 2007 the foreign currency swap agreement was effective. During the second quarter of 2007 we terminated the swap due to our debt restructuring. We will recognize the loss associated with the swap until liquidation of the investment in the mentioned foreign subsidiaries occurs.
Interest Rates
     We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. We have from time to time entered into interest rate swap arrangements to further hedge against interest rate fluctuations. In January 2006 we entered into an interest rate swap agreement with a total notional value of $50 million to hedge the variability of interest payments associated with our variable-rate term debt. The swap agreement was expected to settle in January 2009, and qualified for cash flow hedge accounting treatment. During the first quarter of fiscal 2007 the swap was effective. During the second quarter of 2007 we terminated the swap due to our debt restructuring. We recognized the gain associated with the swap. During the second quarter of fiscal 2007, we entered into interest rate swaps with total notational amount of €70 million. The swaps become effective on August 28, 2007 and mature on August 28, 2012.
     At July 31, 2007 and January 31, 2007 approximately $382 million and $450 million, respectively, of our debt was variable rate debt after considering the impact of the swaps.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain a disclosure committee (the Disclosure Committee) reporting to our Chief Executive Officer to assist the Chief Executive Officer and Executive Vice President and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing our Disclosure Controls and Procedures. The Disclosure Committee is currently chaired by our Executive Vice President and Chief Financial Officer and includes our General Counsel; Director of Compensation and Benefits; Controller; Treasurer; Vice President of Global Materials and Logistics; Assistant General Counsel; Director of Internal Audit; Director of Tax; Director of Governance and Reporting; and Chief Operating Officer as its other members.
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2007 to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the first six months of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On May 3, 2002, a class action lawsuit was filed against thirteen of the Company’s former directors and officers (but not the Company) and KPMG LLP, its independent registered public accounting firm, in the U.S. District Court for the Eastern District of Michigan, seeking damages for a class of persons who purchased the Company’s bonds between June 3, 1999 and September 5, 2001 and who claim to have been injured because they relied on the Company’s allegedly materially false and misleading financial statements. Additionally, before the date the Company commenced its Chapter 11 Bankruptcy case, four other class actions were filed in the U.S. District Court for the Eastern District of Michigan against the Company and certain of its directors and officers on behalf of a class of purchasers of its common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. Pursuant to the Company’s Plan of Reorganization, HLI Operating Company, Inc. agreed, subject to certain conditions, to indemnify certain of our former directors against certain liabilities, including those matters described above, up to an aggregate of $10 million. On July 20, 2005 the court approved a settlement, which includes payment by certain defendants, including the former directors, of $7.2 million. On June 3, 2005, the former directors filed suit against the Company in the Delaware Court of Chancery seeking indemnification under the Plan of Reorganization. The Company disputes the amount of the indemnification claimed by the former directors. On August 7, 2007 the Company and certain of the plaintiffs agreed to settle all of the claims of such plaintiffs against the Company. The amount of the settlement was not material. The lawsuit is continuing with respect to the plaintiffs that did not settle with the Company.
Item 1A. Risk Factors
     There have been no material changes from the risk factors as previously disclosed in our most recent Annual Report on Form 10-K.

Item 2. Changes in Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     We held a special meeting of stockholders on May 4, 2007 at our corporate headquarters in Northville, Michigan. At the meeting the stockholders voted in favor of the following proposals:
•	Approval of (i) the Rights Offering of up to $180,000,000 to holders of our outstanding Common Stock as of April 10, 2007, through the issuance of 55,384,615 rights to purchase one share of Common Stock at an exercise price of $3.25 per share (the Exercise Price), (ii) the sale of any Common Stock not subscribed for in the Rights Offering to Deutsche Bank Securities Inc. (the Investor) and SPCP Group, LLC, an affiliate of Silver Point Capital, L.P., (iii) at the Investor’s option, the purchase of up to 4,038,462 shares of Common Stock at the Exercise Price, resulting in additional proceeds of up to $13,125,002, and (iv) the related Amended and Restated Equity Purchase and Commitment Agreement and other transactions contemplated thereby.

•	Amendment of the our Certificate of Incorporation to increase the aggregate number of authorized shares of Common Stock from 100,000,000 to 200,000,000 and the aggregate number of authorized shares of capital stock from 101,000,000 to 201,000,000.

•	Amendment of our Certificate of Incorporation to increase the maximum number of members of the Board of Directors from nine to twelve.
     The following is a summary of the votes cast for, the votes cast against, the shares abstaining from voting and the broker non-votes for each of the three proposals:

		Votes		Broker
Proposal	Votes For	Against	Abstentions	Non-votes
Rights Offering and Related Matters	24,170,642	78,535	4,533	—
Increase in Authorized Shares	24,216,049	34,036	3,645	—
Increase in Maximum Number of Directors	24,211,036	38,799	3,915	—
     We held our annual meeting of stockholders on July 17, 2007 at the Westin Hotel at Detroit Metropolitan Airport in Romulus, Michigan. At the meeting the stockholders elected Curtis J. Clawson and George T. Haymaker, Jr. as Class I directors to serve for a term of three years, expiring at the annual meeting of stockholders to be held in 2010. Continuing Class II directors whose three-year terms expire at the annual meeting of stockholders to be held in 2008 are William H. Cunningham and Mohsen Sohi. Continuing Class III directors whose three-year terms expire at the annual meeting of stockholders to be held in 2009 are Cynthia L. Feldmann, Henry D. G. Wallace and Richard Wallman. The stockholders also voted to approve an amendment to our Long Term incentive Plan to increase the number of shares reserved for issuance thereunder from 3,734,554 to 9,734,554 and to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending January 31, 2008.
     The following is a summary of the votes cast for or withheld for each nominee for Class I director, and the votes cast for, the votes cast against, the shares abstaining from voting and the broker non-votes for amendment to the Long Term Incentive Plan and the ratification of the appointment of KPMG LLP:

		Votes		Broker
Nominee Name/Proposal	Votes For	Withheld/Against	Abstentions	Non-votes
Curtis J. Clawson	26,667,146	2,582,709	—	—
George T. Haymaker, Jr.	27,087,310	2,162,545	—	—
Amendment of Long Term Incentive Plan	15,027,943	3,244,498	119	10,977,295
Ratification of KPMG LLP	28,778,580	456,202	15,073	—

Item 5. Other Information
     None.
Item 6. Exhibits

3.4	Amendment to the Certificate of Incorporation of Hayes Lemmerz International, Inc., effective as of May 15, 2007 (incorporated by reference to Appendix D to our definitive proxy statement on Schedule 14A for the Special Meeting of Stockholders of Hayes Lemmerz International, Inc., filed on April 18, 2007).

3.5	Amendment to By-Laws of Hayes Lemmerz International, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 18, 2007).

4.13	Indenture, dated as of May 30, 2007, by and among Hayes Lemmerz Finance LLC—Luxembourg S.C.A., the Guarantors named therein, U.S. Bank National Association, as Trustee, and Deutsche Bank AG, London Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 5, 2007).

4.14	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz Finance LLC—Luxembourg S.C.A., the Guarantors named therein, and Deutsche Bank AG, London Branch, Citigroup Global Markets Inc., and UBS Limited (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed June 5, 2007).

4.15	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz International, Inc., Deutsche Bank Securities Inc., and SPCP Group, LLC (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed June 5, 2007).

10.20	Amendment No. 1 to Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A for the 2007 Annual Meeting of Stockholders of Hayes Lemmerz International, Inc., filed on May 31, 2007).

10.21	Second Amended and Restated Credit Agreement, dated as of May 30, 2007, among HLI Operating Company, Inc., Hayes Lemmerz Finance LLC—Luxembourg S.C.A., Hayes Lemmerz International, Inc., the lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent and as Documentation Agent, and Deutsche Bank Securities Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2007).

10.22	Second Amended and Restated Pledge and Security Agreement, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., as Grantors, the other Grantors party thereto, Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 5, 2007).

10.23	Second Amended and Restated Guaranty, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Administrative Agent.*

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

/s/ James A. Yost James A. Yost Executive Vice President and Chief Financial Officer
September 7, 2007

HAYES LEMMERZ INTERNATIONAL, INC.
10-Q EXHIBIT INDEX

3.4	Amendment to the Certificate of Incorporation of Hayes Lemmerz International, Inc., effective as of May 15, 2007 (incorporated by reference to Appendix D to our definitive proxy statement on Schedule 14A for the Special Meeting of Stockholders of Hayes Lemmerz International, Inc., filed on April 18, 2007).

3.5	Amendment to By-Laws of Hayes Lemmerz International, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 18, 2007).

4.13	Indenture, dated as of May 30, 2007, by and among Hayes Lemmerz Finance LLC—Luxembourg S.C.A., the Guarantors named therein, U.S. Bank National Association, as Trustee, and Deutsche Bank AG, London Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 5, 2007).

4.14	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz Finance LLC—Luxembourg S.C.A., the Guarantors named therein, and Deutsche Bank AG, London Branch, Citigroup Global Markets Inc., and UBS Limited (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed June 5, 2007).

4.15	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz International, Inc., Deutsche Bank Securities Inc., and SPCP Group, LLC (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed June 5, 2007).

10.20	Amendment No. 1 to Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A for the 2007 Annual Meeting of Stockholders of Hayes Lemmerz International, Inc., filed on May 31, 2007).

10.21	Second Amended and Restated Credit Agreement, dated as of May 30, 2007, among HLI Operating Company, Inc., Hayes Lemmerz Finance LLC—Luxembourg S.C.A., Hayes Lemmerz International, Inc., the lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent and as Documentation Agent, and Deutsche Bank Securities Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2007).

10.22	Second Amended and Restated Pledge and Security Agreement, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., as Grantors, the other Grantors party thereto, Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 5, 2007).

10.23	Second Amended and Restated Guaranty, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Administrative Agent.*

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.