Form 10-Q/A
period 2007-07-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2007-09-13
CIK 1237941

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

Explanatory Note.
     This amendment on Form 10-Q/A (Form 10-Q/A) to our Quarterly Report on Form 10-Q for the period ended July 31, 2007 initially filed with the Securities and Exchange Commission on September 7, 2007 (Original Filing) reflects changes to the Statement of Operations relating to an error in the calculation and presentation of the weighted average shares outstanding and loss per common share data for the three months ended July 31, 2006. The error had no impact on any financial statement data related to the three and six months ended July 31, 2007 or the six months ended July 31, 2006.
     This form 10-Q/A amends and restates Item 1. Financial Statements, Item 4. Controls and Procedures, and the Section 302 and 18 U.S.C. Section 1350 certifications.
     The effect of this change on the Statement of Operations is as follows:
Less per common share data for the three months ended
July 31, 2006

Basic and diluted	As Reported	Amended
Loss from continuing operations	$(0.36)	$(0.76)
(Loss) income from discontinued operations	0.03	0.05

Net loss	$(0.33)	$(0.71)

Weighted average shares outstanding (in millions)	79.3	38.2
     Except for correcting the error noted above, no information included in the Original Filing is amended by this Amendment. This Amendment speaks only as of the date of the Form 10-Q, and except as noted above, we have not undertaken to amend, supplement or update any information contained in the Original Filing to give effect to subsequent events. This Amendment amends and restates the Original Filing in its entirety.

QUARTERLY REPORT ON FORM 10-Q/A

     Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to fiscal year means the 12-month period commencing on February 1st of that year and ending January 31st of the following year (e.g., fiscal 2007 means the period beginning February 1, 2007, and ending January 31, 2008). This report contains forward looking statements with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q/A are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum, and other raw materials; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers; (6) changes in the financial markets or our debt ratings affecting our financial structure and our cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; and (8) our ability to divest non-core assets and businesses. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q/A. We have no duty to update the forward looking statements in this Quarterly Report on Form 10-Q/A and we do not intend to provide such updates.

Item 1. Financial Statements
HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended July 31,	Ended July 31,	Ended July 31,	Ended July 31,
	2007	2006	2007	2006
	(Dollars in millions, except per share amounts)
Net sales	$570.3	$480.8	$1,099.6	$950.6
Cost of goods sold	513.6	432.8	980.9	859.6

Gross profit	56.7	48.0	118.7	91.0
Marketing, general, and administrative	47.5	38.0	84.6	71.5
Amortization of intangibles	2.7	2.7	5.4	5.4
Asset impairments and other restructuring charges	1.6	2.8	4.0	6.3
Other expense (income), net	9.7	(2.9)	7.5	(4.0)

(Loss) earnings from operations	(4.8)	7.4	17.2	11.8
Interest expense, net	15.9	19.6	34.0	36.3
Loss on early extinguishment of debt	21.2	—	21.5	—
Other non-operating income	—	(0.2)	—	(0.2)

Loss from continuing operations before taxes and minority interest	(41.9)	(12.0)	(38.3)	(24.3)
Income tax expense	13.5	14.6	22.7	19.3

Loss from continuing operations before minority interest	(55.4)	(26.6)	(61.0)	(43.6)
Minority interest	5.8	2.3	9.5	4.2

Loss from continuing operations	(61.2)	(28.9)	(70.5)	(47.8)

Discontinued operations:
Gain (loss) from operations, net of tax of ($0.0), $0.7, ($0.7) and $1.6 respectively	1.6	2.0	(0.8)	3.3
Loss on sale of business, net of tax of $0.0 for all periods	(27.5)	—	(31.1)	—

(Loss) income from discontinued operations	(25.9)	2.0	(31.9)	3.3

Net loss	$(87.1)	$(26.9)	$(102.4)	$(44.5)

Loss per common share data
Basic and diluted:
Loss from continuing operations	$(0.77)	$(0.76)	$(1.18)	$(1.25)
(Loss) income from discontinued operations	(0.33)	0.05	(0.53)	0.09

Net loss	$(1.10)	$(0.71)	$(1.71)	$(1.16)

Weighted average shares outstanding (in millions)	79.3	38.2	59.9	38.1

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2007	2007
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
     As a result of the discovery of the error in the weighted average shares outstanding for the three months ended July 31, 2006, on September 12, 2007 the Audit Committee and management concluded that the disclosure controls and procedures regarding calculation and presentation of the weighted average shares were ineffective. We continue to develop controls and procedures and plan to implement additional controls and procedures sufficient to accurately report our financial performance in the future.
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
     The following is a summary of the votes cast for or withheld for each nominee for Class I director, and the votes cast for, the votes cast against, the shares abstaining from voting and the broker non-votes for amendment to the Long Term Incentive Plan and the ratification of the appointment of KPMG LLP:

		Votes		Broker
Nominee Name/Proposal	Votes For	Withheld/Against	Abstentions	Non-votes
Curtis J. Clawson	26,667,146	2,582,709	—	—
George T. Haymaker, Jr.	27,087,310	2,162,545	—	—
Amendment of Long Term Incentive Plan	15,027,943	3,244,498	119	10,977,295
Ratification of KPMG LLP	28,778,580	456,202	15,073	—

Item 5. Other Information
     None.
Item 6. Exhibits

3.4	Amendment to the Certificate of Incorporation of Hayes Lemmerz International, Inc., effective as of May 15, 2007 (incorporated by reference to Appendix D to our definitive proxy statement on Schedule 14A for the Special Meeting of Stockholders of Hayes Lemmerz International, Inc., filed on April 18, 2007).

3.5	Amendment to By-Laws of Hayes Lemmerz International, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 18, 2007).

4.13	Indenture, dated as of May 30, 2007, by and among Hayes Lemmerz Finance LLC—Luxembourg S.C.A., the Guarantors named therein, U.S. Bank National Association, as Trustee, and Deutsche Bank AG, London Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 5, 2007).

4.14	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz Finance LLC—Luxembourg S.C.A., the Guarantors named therein, and Deutsche Bank AG, London Branch, Citigroup Global Markets Inc., and UBS Limited (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed June 5, 2007).

4.15	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz International, Inc., Deutsche Bank Securities Inc., and SPCP Group, LLC (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed June 5, 2007).

10.20	Amendment No. 1 to Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A for the 2007 Annual Meeting of Stockholders of Hayes Lemmerz International, Inc., filed on May 31, 2007).

10.21	Second Amended and Restated Credit Agreement, dated as of May 30, 2007, among HLI Operating Company, Inc., Hayes Lemmerz Finance LLC—Luxembourg S.C.A., Hayes Lemmerz International, Inc., the lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent and as Documentation Agent, and Deutsche Bank Securities Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2007).

10.22	Second Amended and Restated Pledge and Security Agreement, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., as Grantors, the other Grantors party thereto, Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 5, 2007).

10.23	Second Amended and Restated Guaranty, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to our Form 10-Q filed on September 7, 2007).

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

/s/ James A. Yost James A. Yost Executive Vice President and Chief Financial Officer
September 13, 2007

HAYES LEMMERZ INTERNATIONAL, INC.
10-Q/A EXHIBIT INDEX

3.4	Amendment to the Certificate of Incorporation of Hayes Lemmerz International, Inc., effective as of May 15, 2007 (incorporated by reference to Appendix D to our definitive proxy statement on Schedule 14A for the Special Meeting of Stockholders of Hayes Lemmerz International, Inc., filed on April 18, 2007).

3.5	Amendment to By-Laws of Hayes Lemmerz International, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 18, 2007).

4.13	Indenture, dated as of May 30, 2007, by and among Hayes Lemmerz Finance LLC—Luxembourg S.C.A., the Guarantors named therein, U.S. Bank National Association, as Trustee, and Deutsche Bank AG, London Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 5, 2007).

4.14	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz Finance LLC—Luxembourg S.C.A., the Guarantors named therein, and Deutsche Bank AG, London Branch, Citigroup Global Markets Inc., and UBS Limited (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed June 5, 2007).

4.15	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz International, Inc., Deutsche Bank Securities Inc., and SPCP Group, LLC (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed June 5, 2007).

10.20	Amendment No. 1 to Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A for the 2007 Annual Meeting of Stockholders of Hayes Lemmerz International, Inc., filed on May 31, 2007).

10.21	Second Amended and Restated Credit Agreement, dated as of May 30, 2007, among HLI Operating Company, Inc., Hayes Lemmerz Finance LLC—Luxembourg S.C.A., Hayes Lemmerz International, Inc., the lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent and as Documentation Agent, and Deutsche Bank Securities Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2007).

10.22	Second Amended and Restated Pledge and Security Agreement, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., as Grantors, the other Grantors party thereto, Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 5, 2007).

10.23	Second Amended and Restated Guaranty, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to our Form 10-Q filed on September 7, 2007).

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.