Form 10-Q
period 2007-10-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2007-12-10
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of December 7, 2007, the number of shares of common stock outstanding of Hayes Lemmerz International, Inc., was 100,905,307 shares.

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

Item 1. Financial Statements
HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(Dollars in millions, except per share amounts)
Net sales	$554.9	$463.3	$1,597.6	$1,354.5
Cost of goods sold	496.8	420.7	1,430.2	1,229.3

Gross profit	58.1	42.6	167.4	125.2
Marketing, general, and administrative	35.8	28.7	116.6	96.3
Amortization of intangibles	2.5	2.8	7.5	7.8
Asset impairments and other restructuring charges	50.0	2.5	54.0	8.7
Other (income) expense , net	(2.6)	(2.3)	4.9	(6.7)

(Loss) earnings from operations	(27.6)	10.9	(15.6)	19.1
Interest expense, net	13.9	18.7	47.8	54.8
Loss on early extinguishment of debt	—	—	21.5	—
Other non-operating income	(1.4)	—	(1.4)	—

Loss from continuing operations before taxes and minority interest	(40.1)	(7.8)	(83.5)	(35.7)
Income tax expense	16.7	8.4	38.5	27.5

Loss from continuing operations before minority interest	(56.8)	(16.2)	(122.0)	(63.2)
Minority interest	5.9	3.1	15.4	7.3

Loss from continuing operations	(62.7)	(19.3)	(137.4)	(70.5)

Discontinued operations:
(Loss) income from operations, net of tax of $0.2, $1.0, $0.5 and $2.9, respectively	(1.1)	(37.6)	2.3	(30.9)
Gain (loss) on sale of business, net of tax of $0.0 for all periods	1.1	(2.7)	(30.0)	(2.7)

Loss from discontinued operations	—	(40.3)	(27.7)	(33.6)

Net loss	$(62.7)	$(59.6)	$(165.1)	$(104.1)

Loss per common share data
Basic and diluted:
Loss from continuing operations	$(0.62)	$(0.50)	$(1.87)	$(1.84)
Loss from discontinued operations	—	(1.05)	(0.38)	(0.88)

Net loss	$(0.62)	$(1.55)	$(2.25)	$(2.72)

Weighted average shares outstanding (in millions)	100.382	38.464	73.414	38.250
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2007	2007
	(Dollars in millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78.6	$38.5
Receivables	325.3	230.7
Other receivables	73.8	43.2
Inventories	193.3	156.4
Assets held for sale	56.2	165.0
Prepaid expenses and other current assets	12.4	14.6

Total current assets	739.6	648.4
Property, plant, and equipment, net	622.0	627.7
Goodwill	236.2	210.0
Other intangible assets, net	65.9	63.7
Customer relationships, net	107.9	101.5
Deferred tax assets	3.1	1.9
Other assets	38.7	38.1

Total assets	$1,813.4	$1,691.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank borrowings and other notes	$31.9	$27.9
Current portion of long term debt	4.6	5.6
Accounts payable and accrued liabilities	496.3	352.0
Liabilities held for sale	14.1	58.5

Total current liabilities	546.9	444.0
Long term debt, net of current portion	558.9	659.4
Deferred tax liabilities	90.2	65.3
Pension and other long term liabilities	361.7	364.7
Minority interest	65.8	56.1
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at October 31, 2007 or January 31, 2007	—	—
Common stock, par value $0.01 per share:
200,000,000 and 100,000,000 shares authorized; 100,815,274 and 38,470,434 issued and outstanding at October 31 and January 31, 2007, respectively	1.0	0.4
Additional paid in capital	879.7	678.6
Accumulated deficit	(899.2)	(733.6)
Accumulated other comprehensive income	208.4	156.4

Total stockholders’ equity	189.9	101.8

Total liabilities and stockholders’ equity	$1,813.4	$1,691.3

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,
	2007	2006
	(Dollars in millions)
Cash flows from operating activities:
Net loss	$(165.1)	$(104.1)

Adjustments to reconcile net loss from operations to net cash provided by (used for) operating activities:
Net loss from discontinued operations	27.7	33.6
Depreciation and amortization	82.8	83.3
Asset impairments	50.3	0.6
Deferred income taxes	22.5	10.9
Minority interest	15.4	7.3
Equity compensation expense	8.8	1.4
Loss on sale of assets and businesses	12.8	1.0
Amortization of deferred financing fees	2.8	4.3
Loss on early extinguishment of debt	21.5	—
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(69.0)	(37.4)
Other receivables	(30.6)	60.1
Inventories	(28.4)	(16.4)
Prepaid expenses and other	5.8	4.5
Accounts payable and accrued liabilities	80.1	17.4

Cash provided by operating activities	37.4	66.5

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(64.1)	(39.6)
Proceeds from sale of assets	1.5	0.9
Capital contributed by minority shareholders	—	0.4

Cash used for investing activities	(62.6)	(38.3)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	0.9	(1.5)
Bank finance fees paid	(14.8)	(2.9)
Repayment of long-term debt	(136.3)	(15.1)
Dividends paid to minority shareholders	(10.1)	(1.8)
Proceeds from issuance of common stock	193.1	—
Call premium on redemption of Senior Notes	(9.0)	—
Fees paid for Rights Offering	(7.7)	—

Cash provided by (used for) financing activities	16.1	(21.3)

Cash flows of discontinued operations:
Net cash provided by operating activities	12.7	17.4
Net cash provided by investing activities	42.5	5.7
Net cash used for financing activities	(10.1)	(14.2)

Net cash provided by discontinued operations	45.1	8.9

Effect of exchange rate changes on cash and cash equivalents	4.1	1.4

Increase in cash and cash equivalents	40.1	17.2

Cash and cash equivalents at beginning of period	38.5	42.5

Cash and cash equivalents at end of period	$78.6	$59.7

Supplemental data:
Cash paid for interest	$42.6	$49.4
Cash paid for income taxes	$17.2	$14.6
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
See accompanying notes to consolidated financial statements.

					Accumulated
			Additional		Other
			Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
	(Dollars in millions, except share amounts)
Balance at January 31, 2007	38,470,434	$0.4	$678.6	$(733.6)	$156.4	$101.8
Preferred stock dividends accrued	—	—	—	(0.5)	—	(0.5)
Comprehensive income:
Net loss	—	—	—	(165.1)	—	(165.1)
Currency translation adjustment	—	—	—	—	54.2	54.2
Unrealized loss on derivatives	—	—	—	—	(2.2)	(2.2)

Total comprehensive loss	—	—	—	—	—	(113.1)
Shares issued for options exercised and RSUs vested	1,782,811	—	—	—	—	—
Common stock issued to note holders	1,049,020	—	5.3	—	—	5.3
Common stock issued, net of fees	59,423,077	0.6	184.8	—	—	185.4
Shares of redeemable preferred stock of subsidiary converted into common stock	89,932	—	2.1	—	—	2.1
Equity compensation expense	—	—	8.9	—	—	8.9

Balance at October 31, 2007	100,815,274	$1.0	$879.7	$(899.2)	$208.4	$189.9

Balance at January 31, 2006	37,991,269	$0.4	$675.9	$(566.3)	$73.3	$183.3
Preferred stock dividends accrued	—	—	—	(0.2)	—	(0.2)
Comprehensive income:
Net loss	—	—	—	(104.1)	—	(104.1)
Currency translation adjustment	—	—	—	—	28.8	28.8
Unrealized loss on derivatives	—	—	—	—	(3.7)	(3.7)

Total comprehensive loss	—	—	—	—	—	(79.0)
Shares of redeemable preferred stock of subsidiary converted into common stock	5,073	—	—	—	—	—
Shares issued for vested RSUs	471,871	—	—	—	—	—
Equity compensation expense	—	—	2.0	—	—	2.0

Balance at October 31, 2006	38,468,213	$0.4	$677.9	$(670.6)	$98.4	$106.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended October 31, 2007 and 2006
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
     Originally founded in 1908, Hayes Lemmerz International, Inc. is a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a supplier of automotive powertrain components. We have global operations with 24 facilities, including business and sales offices and manufacturing facilities located in 13 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.
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
Note 3. Stock-Based Compensation
     We have a Long Term Incentive Plan (LTIP) that provides for the grant of incentive stock options (ISOs), stock options that do not qualify as ISOs, restricted shares of common stock, and restricted stock units (collectively, the awards). Any officer, director, or key employee of Hayes Lemmerz International, Inc. or any of its subsidiaries is eligible to be designated a participant in the LTIP. We follow the provisions of the Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment” (SFAS 123R), which we adopted on February 1, 2006. There was no material adjustment to our Consolidated Statements of Operations upon adoption.
     On July 17, 2007, the Board of Directors approved adjustments to (i) our Series B Warrants (Warrants), (ii) the Series A Preferred Stock of our wholly owned subsidiary, HLI Operating Company, Inc. (Opco Preferred Stock), which Opco Preferred Stock can be exchanged for shares of our common stock, and (iii) awards granted under the LTIP. The adjustments were made as a result of dilution resulting from the $180,000,000 equity rights offering (Rights Offering) and $13,125,002 direct investment by Deutsche Bank Securities Inc. and SPCP Group, LLC (Direct Investment). Pursuant to these transactions, we issued and sold 59,423,077 shares of our common stock at a price per share of $3.25 on May 30, 2007.

     The LTIP requires us to make an equitable adjustment to awards granted under the plan as a result of the Rights Offering and Direct Investment. The Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, an adjustment to the exercise price and number of shares subject to stock options awarded under the LTIP according to the formulas used for the Warrants. An adjustment was also made to the number of shares subject to restricted stock units by dividing the product of the original number of shares times the original exercise price by the adjusted exercise price. We recorded $5.8 million of expense for the nine month period ending October 31, 2007 due to these adjustments. We expect to record additional expense of $1.4 million through January 31, 2009.
     On August 10, 2007 we issued 783,570 restricted stock units and 1,422,901 stock options to our managers, directors, and members of our Board of Directors. As of October 31, 2007 there were $2.2 million of restricted unvested stock units outstanding and $1.8 million of outstanding unvested stock options related to this grant to be expensed through the first quarter of fiscal 2010.
     As of October 31, 2007 there were 1,708,149 restricted unvested stock units outstanding with $4.1 million to be expensed through the first quarter of fiscal 2010. As of October 31, 2007 there were 1,358,408 outstanding unvested stock options with $1.9 million to be expensed through the fourth quarter of fiscal 2010.
Note 4. Inventories
     The major classes of inventory were as follows (dollars in millions):

	October 31,	January 31,
	2007	2007
Raw materials	$46.7	$34.4
Work-in-process	49.0	32.7
Finished goods	65.1	59.7
Spare parts and supplies	32.5	29.6

Total	$193.3	$156.4

Note 5. Assets Held for Sale
     Assets held for sale consist of the following (dollars in millions):

	October 31,	January 31,
	2007	2007
Brakes business	$50.8	$55.4
MGG Group	—	57.9
Suspension business	—	48.9
Huntington, Michigan building	2.7	—
Howell, Michigan building	2.7	2.8

Total	$56.2	$165.0

     The balances include our Brakes business, which was sold in November of 2007; the MGG Business, which was sold in the second quarter of fiscal 2007; and the Suspension business, which was sold in the first quarter of fiscal 2007 (see Note 6, Discontinued Operations for additional detail on the sale of the businesses).
     During the second quarter of fiscal 2007 we classified our Wabash, Indiana facility as an asset held for sale. On July 5, 2007 we sold our Wabash, Indiana facility. We recorded a loss on the sale of $11.6 million, which is included in other expense (income) in the Consolidated Statements of Operations.
Note 6. Discontinued Operations
     On November 9, 2007, we completed the sale of our Automotive Brake Components division (Brakes business) to Brembo North America, Inc. Under the agreement, Brembo North America, Inc., a subsidiary of Brembo S.p.A., acquired all of the stock of two subsidiary companies that run the brake manufacturing operations in Homer, Michigan and Monterrey, Mexico, and certain assets used in connection with the division’s sales, marketing and engineering group located at our headquarters in Northville, Michigan. Proceeds from the sale were approximately $57 million.

     The balances of the Brakes business consisted of the following (dollars in millions):

	October 31,	January 31,
	2007	2007
Receivables	$11.7	$11.9
Inventories	3.1	3.5
Prepaid expenses and other assets	8.9	9.7
Property, plant, and equipment, net	27.1	29.5
Deferred tax assets long term	—	0.8

Total assets held for sale	$50.8	$55.4

Accounts payable and accrued liabilities	$11.4	$9.1
Other long term liabilities	2.2	1.9

Total liabilities held for sale	$13.6	$11.0

     Operating results for the Brakes business are as follows (dollars in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net sales	$24.9	$32.8	$81.8	$92.3

(Loss) earnings before income tax expense	$(0.6)	$3.4	$4.5	$6.9
Income tax expense	0.2	0.4	1.2	0.6

Net (loss) income	$(0.8)	$3.0	$3.3	$6.3

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
     The balances of the MGG Group consisted of the following (dollars in millions):

	October 31,	January 31,
	2007	2007
Receivables	$—	$16.1
Inventories	—	12.9
Prepaid expenses and other assets	—	0.7
Property, plant, and equipment, net	—	23.4
Deferred tax assets long term	—	4.8

Total assets held for sale	$—	$57.9

Accounts payable and accrued liabilities	$—	$24.5
Other long term liabilities	—	3.1

Total liabilities held for sale	$—	$27.6

     Operating results for MGG Group are as follows (dollars in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net sales	$—	$37.5	$55.5	$108.5

Earnings (loss) before income tax expense	$—	$1.8	$(27.4)	$6.5
Income tax expense (benefit)	—	0.5	(0.7)	1.9
Minority interest	—	0.1	—	0.2

Net income (loss)	$—	$1.2	$(26.7)	$4.4

     In the beginning of fiscal 2007 we divested our suspension business operations in Bristol, Indiana and Montague, Michigan. We received consideration for the sale of approximately $26.2 million, which consisted of approximately $21.1 million in cash plus the assumption of approximately $5.1 million of debt under capital leases for equipment at the facilities. We recorded a loss on the sale of $3.6 million. In October 2006 we sold the outstanding shares of stock of our Southfield, Michigan iron suspension components machining plant. We received net cash proceeds of $18.1 million and recorded a loss on the sale of $1.6 million. These facilities made up most of our suspension components business (Suspension business) and were part of our Components segment. We divested these operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses.
     The balances of the Suspension business consisted of the following (dollars in millions):

	October 31,	January 31,
	2007	2007
Receivables	$—	$30.0
Inventories	—	17.5
Prepaid expenses and other assets	—	1.4

Total assets held for sale	$—	$48.9

Accounts payable and accrued liabilities	$0.5	$15.7
Other long term liabilities	—	4.2

Total liabilities held for sale	$0.5	$19.9

     Operating results for the Suspension business are as follows (dollars in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net sales	$—	$55.8	$6.8	$190.6

Earnings (loss) before income tax expense	$0.8	$(44.4)	$(4.3)	$(43.9)
Income tax expense	—	0.1	—	0.4

Net income (loss)	$0.8	$(44.5)	$(4.3)	$(44.3)

     The operating results of the Brakes business, MGG Group, and Suspension business were classified as discontinued operations and prior periods have been reclassified in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).
Note 7. Bank Borrowings, Other Notes, and Long Term Debt
     Bank borrowings and other notes of $31.9 million and $27.9 million at October 31, 2007 and January 31, 2007, respectively, consist primarily of short-term credit facilities of our foreign subsidiaries.

     Long term debt consists of the following (dollars in millions):

	October 31,	January 31,
	2007	2007
Various foreign bank and government loans weighted average interest rates of 4.2% and 5.4% at October 31, 2007 and January 31, 2007, respectively	$3.4	$3.4
Term Loan maturing 2014, weighted average interest rate of 7.1% at October 31, 2007	372.8	—
8.25% New Senior Notes due 2015, net of discount of $0 million at October 31, 2007	187.3	—
Term Loan B maturing 2009, weighted average interest rate of 8.9% at January 31, 2007	—	327.7
Term Loan C, weighted average interest rate of 11.4% at January 31, 2007	—	150.0
10 1/2% Senior Notes due 2010, net of discount of $0.4 million at January 31, 2007	—	162.1
Mortgage note payable	—	21.8

	563.5	665.0
Less current portion of long-term debt	4.6	5.6

Long-term debt	$558.9	$659.4

     Rights Offering
     On March 16, 2007 we announced that our Board of Directors approved the Rights Offering of up to $180 million of common stock to our stockholders at a subscription price of $3.25 per share. The Board of Directors set the record date of April 10, 2007 for determining the stockholders entitled to participate in the Rights Offering. On April 16, 2007, the Board of Directors amended the Rights Offering, reducing the number of shares available to Deutsche Bank Securities subject to its Direct Investment option at a price of $3.25 per share from a maximum of 5,538,462 shares to a maximum of 4,038,462 shares. In addition, Deutsche Bank agreed that shares exercised pursuant to the Direct Investment would be in addition to, and not reduce the number of shares of the Company’s Common Stock offered in the Rights Offering, raising the total value of the Rights Offering and Direct Investment to $193.1 million. The Rights Offering and the Direct Investment were approved at a special meeting of stockholders held on May 4, 2007. In addition, the stockholders approved an increase to the maximum number of authorized shares of our common stock from 100,000,000 to 200,000,000, and an increase in the maximum number of members of our Board of Directors from nine to twelve.
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
     Old Notes
     As of January 31, 2007 HLI Operating Company, Inc. (HLI Opco) had $162.5 million aggregate principal amount of Old Notes that were to mature on June 15, 2010. Interest on the Old Notes accrued at a rate of 10 1/2% per annum and was payable semi-annually in arrears on June 15 and December 15. During the first quarter of fiscal 2007, we issued common stock in exchange for $5.0 million of the Old Notes, reducing the principal amount outstanding from $162.5 million to $157.5 million. During the second quarter of fiscal 2007 these notes were repurchased by HLI Opco pursuant to the tender offer.
     Except as set forth below, the Old Notes were not redeemable at the option of HLI Opco prior to June 15, 2007. Starting on that date, HLI Opco could redeem all or any portion of the Old Notes, at once or over time, upon the terms and conditions set forth in the senior note indenture agreement (Old Indenture). At any time prior to June 15, 2007, HLI Opco could redeem all or any portion of the Old Notes, at once or over time, at a redemption price equal to 100% of the principal amount of the Old Notes to be redeemed, plus a specified “make-whole” premium.
     The Old Indenture provided for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The Indenture also provided that a holder of the Old Notes could, under certain circumstances, have the right to require that we repurchase such holder’s Old Notes upon a change of control of the Company. The Old Notes were unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally on a senior, unsecured basis by us and substantially all of our domestic subsidiaries.
Tender Offer for Senior Notes
     On May 8, 2007, HLI Opco commenced a cash tender offer to repurchase all of its outstanding Old Notes, which had an aggregate principal amount outstanding of $157.5 million. Concurrently with the tender offer, HLI Opco solicited consents to amend the indenture governing the Old Notes. The tender offer expired at 11:59 p.m., Eastern Standard time, on Tuesday, June 5, 2007. The purchase price for the tendered Old Notes was based on a fixed spread of 50 basis points over the yield on the 3.625% U.S. Treasury Note due June 30, 2007. Holders who validly tendered their Old Notes and delivered their consents to the proposed amendments to the indenture on or prior to 5:00 p.m., Eastern Standard time, on May 21, 2007, were paid, in addition to the purchase price for the Old Notes, a consent payment equal to $30.00 per $1,000 in principal amount of Old Notes. Holders of approximately $154.2 million principal amount tendered their Old Notes and consented to the amendments to the Indenture. On June 6, 2007 the remaining $3.3 million in Senior Notes were tendered for redemption.
New Senior Notes
     On May 30, 2007 we closed on a new offering of €130 million 8 1/4% senior unsecured notes (New Notes) issued by Hayes Lemmerz Finance LLC — Luxembourg S.C.A., a newly formed European subsidiary (Hayes Luxembourg). The New Notes mature in 2015 and contain customary covenants and restrictions. The New Notes and the related Indenture restrict our ability to, among other things, make certain restricted payments, incur debt and issue preferred stock, incur liens, permit dividends and other distributions by our subsidiaries, merge, consolidate, or sell assets, and engage in transactions with affiliates. The New Notes and the Indenture also contain customary events of default, including failure to pay principal or interest on the Notes or the guarantees when due, among others. The New Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and substantially all of our direct and indirect domestic subsidiaries and certain of our indirect foreign subsidiaries. Proceeds from the issuance of the New Notes, together with the proceeds from the New Credit Facilities (as described below), were used to refinance obligations under our Amended and Restated Credit Agreement, dated as of April 11, 2005, to repay in full the approximately $21.7 million mortgage note on our headquarters building in Northville, Michigan, to pay related fees and expenses, and for working capital and other general corporate purposes.
     We are required to exchange the New Senior Notes for substantially identical senior notes that have been registered with the SEC (Exchange Notes). In connection with this obligation, we are required to file a registration statement with the SEC with respect to the Exchange Notes on or prior to August 28, 2007, to cause such registration statement to be declared effective on or prior to November 26, 2007 and to complete the exchange offering by December 26, 2007. If we fail to meet these obligations, additional interest will accrue on the principal amount of the affected New Senior Notes or Exchange Notes from and including the date on which we fail to meet these obligations to but excluding the date on which any such failure has been cured. Additional interest will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such a failure and shall increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such rate exceed 1.00% per annum. We filed the required registration statement with the SEC on August 16, 2007 and it has not yet been declared effective. Accordingly, additional interest will accrue from November 27, 2007 through the date the registration statement is declared effective. Additionally, we are required to keep the exchange offer open for at least 30 days. As a result, the exchange offer will not be completed by December 26, 2007, and additional interest will also accrue from December 27, 2007 until the exchange offer is completed. The amount of expected additional interest expense is not anticipated to be material to our financial statements.
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
     As of October 31, 2007 there were no outstanding borrowings, approximately $0.8 million in letters of credit issued under the Revolving Credit Facility, and $20.4 million in synthetic letters of credit. As of January 31, 2007 there were no outstanding borrowings and approximately $20.3 million in letters of credit issued under the prior revolving credit facility. The amount available to borrow under the Revolving Credit Facility at October 31, 2007 and under the prior revolving credit facility at January 31, 2007 was approximately $124.2 million and $79.7 million, respectively.
     Loss on early extinguishment of debt
     We recorded a loss on early extinguishment of debt of $21.5 million during the nine months ended October 31, 2007, which primarily consisted of $9.0 million paid to note holders for the call premium on the redemption of the Old Notes and $12.2 million in unamortized debt expenses and other expenses during the second quarter of fiscal 2007.
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

     The fiscal 2007 and fiscal 2006 amounts shown below present the Pension Benefits and Other Benefits expense for the three and nine months ended October 31, 2007 and 2006 (dollars in millions):

	US Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	Three Months Ended October 31,
	2007	2006	2007	2006	2007	2006
Service cost	$0.3	$0.2	$—	$—	$0.3	$0.3
Interest cost	2.6	2.7	2.5	2.7	1.6	1.4
Expected return on plan assets	(3.0)	(2.6)	—	—	(0.2)	(0.1)
Amortization of net loss	—	—	(0.1)	(0.1)	—	—
Special termination benefit recognized	—	0.1	—	—	—	—

Net periodic benefit cost	$(0.1)	$0.4	$2.4	$2.6	$1.7	$1.6

	US Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	Nine Months Ended October 31,
	2007	2006	2007	2006	2007	2006
Service cost	$0.8	$0.7	$—	$—	$0.6	$0.8
Interest cost	7.8	8.3	7.2	8.0	4.9	4.4
Expected return on plan assets	(9.0)	(8.0)	—	—	(0.6)	(0.4)
Amortization of net loss	—	—	(0.3)	(0.1)	—	0.1
Special termination benefit recognized	—	0.1	—	—	—	—

Net periodic benefit cost	$(0.4)	$1.1	$6.9	$7.9	$4.9	$4.9

     We contributed $7.8 million to our United States pension plans during the first nine months of fiscal 2007 and expect to contribute an additional $2.6 million during the remainder of fiscal 2007. We contributed $9.9 million to our other United States postretirement benefit plans during the first nine months of fiscal 2007 and expect to contribute an additional $5.2 million during the remainder of fiscal 2007. We contributed $7.7 million to our international pension plans during the first nine months of fiscal 2007 and expect to contribute an additional $1.2 million during the remainder of fiscal 2007.
     On August 17, 2006 the Pension Protection Act of 2006 was signed into law. We have not yet incorporated this legislation into the calculation of benefit obligations. This legislation will be effective for our fiscal year beginning February 1, 2008.
Note 9. Asset Impairments and Other Restructuring Charges
     Asset impairment losses and other restructuring charges for the three and nine months ended October 31, 2007 and 2006 were as follows (dollars in millions):

	Three Months Ended October 31, 2007
	Automotive
	Wheels	Other	Total
Facility closure costs	$0.1	$—	$0.1
Impairment of facility, machinery, and equipment	48.9	0.9	49.8
Severance and other restructuring costs	—	0.1	0.1

Total	$49.0	$1.0	$50.0

	Three Months Ended October 31, 2006
	Automotive
	Wheels	Other	Total
Facility closure costs	$0.4	$—	$0.4
Severance and other restructuring costs	1.5	0.6	2.1

Total	$1.9	$0.6	$2.5

	Nine Months Ended October 31, 2007
	Automotive
	Wheels	Other	Total
Facility closure costs	$2.9	$0.1	$3.0
Impairment of facility, machinery, and equipment	49.4	0.9	50.3
Severance and other restructuring costs	—	0.7	0.7

Total	$52.3	$1.7	$54.0

	Nine Months Ended October 31, 2006
	Automotive
	Wheels	Other	Total
Facility closure costs	$2.0	$—	$2.0
Impairment of facility, machinery, and equipment	0.1	0.5	0.6
Severance and other restructuring costs	3.1	3.0	6.1

Total	$5.2	$3.5	$8.7

     Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended October 31, 2007
     In the Automotive Wheels segment we recorded expense of $49.0 million. We recorded $0.1 million of ongoing facility closure costs for our aluminum wheel facilities in Howell, Michigan; Huntington, Indiana; and LaMirada, California. Asset impairments of $48.9 million were related to our aluminum wheel facilities in Gainesville, Georgia; Hoboken, Belgium; and Chihuahua, Mexico. During our testing of recoverability of long lived assets under SFAS 144, the asset values of these facilities were not deemed recoverable based on our most recent cash flow projections. Therefore, these facilities were written down to fair value.
     Expense of $1.0 million in the Other segment consists of $0.9 million for impairments for our powertrain facility in Nuevo Laredo, Mexico, as well as severance of $0.1 million for our Ferndale, Michigan technical center and Nuevo Laredo facilities.
     Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended October 31, 2006
     In the Automotive Wheels segment we recorded expenses of $1.9 million. We recorded $0.4 million of ongoing facility closure costs for our aluminum wheel facilities in Howell, Michigan and Huntington, Indiana, as well as our steel wheel facility in Bowling Green, Kentucky. Severance of $1.5 million was primarily related to our Campiglione, Italy and Huntington, Indiana aluminum wheel facilities as well as severance for the North American wheel facilities.
     The Other segment expense $0.6 million is mainly related to severance for our powertrain facility in Nuevo Laredo, Mexico and our Technical center in Ferndale, Michigan.
     Asset Impairment Losses and Other Restructuring Charges for the Nine Months Ended October 31, 2007
     In the Automotive Wheels segment we recorded expense of $52.3 million. We recorded $2.9 million of ongoing facility closure costs for our aluminum wheel facilities in Howell, Michigan and Huntington, Indiana facilities. Asset impairments of $49.4 million were primarily related to our aluminum wheel facilities in Gainesville, Georgia; Hoboken, Belgium; and Chihuahua, Mexico. During our testing of recoverability of long lived assets under SFAS 144, the asset values of these facilities were not deemed recoverable based on our most recent cash flow projections. Therefore, these facilities were written down to fair value.
     The Other segment expense of $1.7 million consisted of facility closure costs of $0.1 million for our Technical center in Ferndale, Michigan. Asset impairment expense of $0.9 is mainly related to our powertrain facility in Nuevo Laredo, Mexico. Severance of $0.7 million is related to our Nuevo Laredo, Mexico facility and our corporate office in Northville, Michigan.
     Asset Impairment Losses and Other Restructuring Charges for the Nine Months Ended October 31, 2006
     In the Automotive Wheels segment we recorded expenses of $5.2 million. Facility closure costs of $2.0 million relate to our aluminum wheel facilities in Howell, Michigan; Huntington, Indiana; and LaMirada, California, as well as our steel wheel facility in Bowling Green, Kentucky. Impairment expense of $0.1 million was recorded for tooling at our aluminum wheel facility in

Gainesville, Georgia. Severance expense of $3.1 million was related to our aluminum wheel facilities in Huntington, Indiana; Campiglione, Italy; and Bangkok, Thailand, as well as severance for the North American wheel facilities.
     The Other segment expense of $3.5 million consisted of $0.5 million of impairments at our corporate offices in Northville, Michigan, as well as severance expense of $3.0 million for our Nuevo Laredo, Mexico powertrain facility; Ferndale, Michigan technical center; and Northville, Michigan corporate offices.
     Facility Exit Costs and Severance Accruals
     The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the nine months ended October 31, 2007 (dollars in millions):

			Cash
			Payments
	January 31,		and Effects	October 31,
	2007		of Foreign	2007
	Accrual	Expense	Currency	Accrual
Facility closure costs	$0.4	$3.0	$(3.2)	$0.2
Severance	0.5	0.7	(1.0)	0.2

Total	$0.9	$3.7	$(4.2)	$0.4

Note 10. Weighted Average Shares Outstanding
     Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the diluted weighted average shares outstanding. Diluted weighted average shares assume the exercise of stock options and warrants, so long as they are not anti-dilutive.
     Shares outstanding for the three and nine months ended October 31, 2007 and 2006 were as follows (thousands of shares):

	Three Months Ended October 31,
	2007	2006
Basic weighted average shares outstanding	100,382	38,464
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	100,382	38,464

	Nine Months Ended October 31,
	2007	2006
Basic weighted average shares outstanding	73,414	38,250
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	73,414	38,250

     For the three and nine months ended October 31, 2007 and 2006 all options, warrants, and unvested restricted stock units were excluded from the calculation of diluted loss per share as the effect was anti-dilutive due to the net loss in those periods.
     In conjunction with the Rights Offering, (see Note 7, Bank Borrowings, Other Notes, and Long Term Debt), during the second quarter of fiscal 2007 the exercise price of the Warrants was reduced from $25.83 to $19.18. The number of shares issuable upon exercise of each of the Warrants was adjusted by dividing the product of the original number of shares subject to such Warrant times the original exercise price by the adjusted exercise price.

Note 11. Taxes on Income
     Income tax expense allocated to continuing operations for the three and nine months ended October 31, 2007 and 2006 were as follows (dollars in millions):

	Three Months Ended October 31,
	2007		2006
	US	Foreign	US	Foreign
Pre-tax income (loss)	$(43.8)	$3.7	$(30.6)	$22.8
Income tax expense	(0.4)	17.1	0.2	8.2

	Nine Months Ended October 31,
	2007		2006
	US	Foreign	US	Foreign
Pre-tax income (loss)	$(131.9)	$48.4	$(84.5)	$48.8
Income tax expense	0.2	38.3	0.8	26.7
     Income tax expense for the three and nine months ended October 31, 2007 was primarily the result of tax expense in foreign jurisdictions and various states.
     We have determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States.
     Effective February 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 did not have a material impact on our financial statements. As of February 1, 2007, the amount of unrecognized tax benefits was $19.4 million, including $0.4 million of related accrued interest. As of October 31, 2007, the amount of unrecognized tax benefits was $23.1 million, including $1.3 million of related accrued interest.
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
     There are currently no U.S. federal or state income tax audits in process. The last U.S. federal income tax audit closed was for the fiscal year ended January 31, 2004. A German income tax audit was initiated on July 6, 2006 for fiscal years 2000 through 2004. The German income tax audit has progressed. Although we expect to complete the audit within 12 months, at this time we cannot reasonably estimate the impact on our unrecognized tax benefit.
Note 12. Segment Reporting
     We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into two reportable segments: Automotive Wheels and Other. The Automotive Wheels segment includes results from our operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Other segment includes results from our operations that primarily design and manufacture powertrain components for the passenger car and light vehicle markets as well as financial results related to the corporate office and the elimination of certain intercompany activities.
     In the third quarter of fiscal 2007, our remaining powertrain operations, which were previously reported in the Components segment, were included in the Other segment due to the sale of our powertrain facility in Wabash, Indiana and our automotive brakes facilities in Homer, Michigan and Monterrey, Mexico, which constituted a significant portion of our Components segment. The Brakes business was classified as held for sale as of October 31, 2007 and reported as discontinued operations (See Note 6,

Discontinued Operations). Based on our new organizational structure, the remaining portion of the Components segment has been combined with the Other segment. Prior year amounts have been restated due to this realignment..
     The following tables present revenues and other financial information by business segment (dollars in millions):

	Three Months Ended October 31, 2007
	Automotive
	Wheels	Other	Total
Net sales	$543.3	$11.6	$554.9
Asset impairments and other restructuring charges	49.0	1.0	50.0
Loss from operations	(21.8)	(5.8)	(27.6)

	Three Months Ended October 31, 2006
	Automotive
	Wheels	Other	Total
Net sales	$432.5	$30.8	$463.3
Asset impairments and other restructuring charges	1.9	0.6	2.5
Earnings (loss) from operations	23.4	(12.5)	10.9

	Nine Months Ended October 31, 2007
	Automotive
	Wheels	Other	Total
Net sales	$1,531.3	$66.3	$1,597.6
Asset impairments and other restructuring charges	52.3	1.7	54.0
Earnings (loss) from operations	24.4	(40.0)	(15.6)

	Nine Months Ended October 31, 2006
	Automotive
	Wheels	Other	Total
Net sales	$1,256.1	$98.4	$1,354.5
Asset impairments and other restructuring charges	5.2	3.5	8.7
Earnings (loss) from operations	52.6	(33.5)	19.1

	As of October 31, 2007
	Automotive
	Wheels	Other	Total
Total assets	$1,928.2	$(114.8)	$1,813.4

	As of January 31, 2007
	Automotive
	Wheels	Other	Total
Total assets	$1,660.5	$30.8	$1,691.3
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

     During the first quarter of fiscal 2007 the holders of the preferred stock exchanged $2.1 million of the preferred stock for Hayes Lemmerz International, Inc. common stock. During the second quarter of fiscal 2007 we purchased the $1.2 million minority interest in MGG Group B.V. from its minority shareholder.
     The balance of minority interest is summarized as follows:

	October 31,	January 31,
	2007	2007
Minority interest in consolidated affiliates	$54.8	$43.5
Minority interest in preferred stock	11.0	12.6

Total minority interest	$65.8	$56.1

     In addition to the Rights Offering (see Note 7, Bank Borrowings, Other Notes, and Long Term Debt), during the second quarter of fiscal 2007 the Board of Directors of HLI Opco recommended, and our Board of Directors approved, an adjustment to the Opco Preferred Stock by dividing the product of the original number of shares times the original exercise price by the adjusted exercise price. As a result of the adjustment, the Emergence Share Price (as defined in the certificate of incorporation of HLI Opco) was reduced from $18.50 to $13.74.
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
     Guarantor and Nonguarantor Financial Statements
     As of October 31, 2007 Hayes Lemmerz International, Inc. (Hayes), HLI Parent Company, Inc. (Parent), HLI Opco, and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, excluding Hayes, the Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the New Notes. This guarantor structure is a result of the restructuring of our debt as discussed in Note 7, Bank Borrowings, Other Notes, and Long Term Debt. At October 31, 2007 certain of our foreign subsidiaries were not obligated to guaranty the New Notes, nor were our domestic subsidiaries that are special purpose entities formed for domestic accounts receivable securitization programs (collectively, the Nonguarantor Subsidiaries). In lieu of providing separate unaudited financial statements for each of the Guarantors, we have included the unaudited supplemental guarantor condensed consolidating financial statements. We do not believe that separate financial statements for each of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented. In order to present comparable financial statements, we have presented them as if the current guarantor structure had been in place for all periods presented.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended October 31, 2007
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Net sales	$—	$—	$1,150.8	$500.8	$(54.0)	$1,597.6
Cost of goods sold	0.1	—	1,054.3	429.8	(54.0)	1,430.2

Gross profit (loss)	(0.1)	—	96.5	71.0	—	167.4
Marketing, general, and administrative	—	—	95.2	21.4	—	116.6
Equity in (earnings) losses of subsidiaries and joint ventures	165.0	—	—	—	(165.0)	—
Asset impairments and other restructuring charges	—	—	42.7	11.3	—	54.0
Other (income) expense, net	—	(18.1)	4.8	(113.6)	139.3	12.4

Earnings (loss) from operations	(165.1)	18.1	(46.2)	151.9	25.7	(15.6)
Interest expense, net	—	19.5	15.5	12.8	—	47.8
Loss on early extinguishment of debt	—	—	21.5	—	—	21.5
Other non-operating (income) expense	—	—	(4.1)	(15.1)	17.8	(1.4)

(Loss) earnings from continuing operations before taxes and minority interest	(165.1)	(1.4)	(79.1)	154.2	7.9	(83.5)
Income tax expense	—	—	27.4	11.1	—	38.5

(Loss) earnings from continuing operations before minority interest	(165.1)	(1.4)	(106.5)	143.1	7.9	(122.0)
Minority interest	—	—	0.6	14.8	—	15.4

(Loss) earnings from continuing operations	(165.1)	(1.4)	(107.1)	128.3	7.9	(137.4)
(Loss) earnings from discontinued operations	—	—	(35.0)	7.3	—	(27.7)

Net (loss) income	$(165.1)	$(1.4)	$(142.1)	$135.6	$7.9	$(165.1)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended October 31, 2006
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(Dollars in millions)
Net sales.	$—	$—	$1,019.3	$373.2	$(38.0)	$1,354.5
Cost of goods sold	—	—	938.3	329.0	(38.0)	1,229.3

Gross profit (loss)	—	—	81.0	44.2	—	125.2
Marketing, general, and administrative	—	—	79.2	17.1	—	96.3
Equity in (earnings) losses of subsidiaries and joint ventures	104.1	—	—	—	(104.1)	—
Asset impairments and other restructuring charges	—	—	7.4	1.3	—	8.7
Other (income) expense, net	—	—	(3.8)	4.9	—	1.1

Earnings (loss) from operations	(104.1)	—	(1.8)	20.9	104.1	19.1
Interest expense, net	—	—	55.3	(0.5)	—	54.8
Other non-operating income	—	—	(1.6)	0.1	1.5	—

Earnings (loss) from continuing operations before taxes and minority interest	(104.1)	—	(55.5)	21.3	102.6	(35.7)
Income tax expense	—	—	14.5	13.0	—	27.5

Earnings (loss) from continuing operations before minority interest	(104.1)	—	(70.0)	8.3	102.6	(63.2)
Minority interest	—	—	0.2	7.1	—	7.3

Earnings (loss) from continuing operations	(104.1)	—	(70.2)	1.2	102.6	(70.5)
Loss from discontinued operations	—	—	(15.3)	(18.3)	—	(33.6)

Net income (loss)	$(104.1)	$—	$(85.5)	$(17.1)	$102.6	$(104.1)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of October 31, 2007
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash and cash equivalents	$—	$24.3	$21.4	$32.9	$—	$78.6
Receivables	—	—	204.1	121.2	—	325.3
Other receivables	—	—	73.8	73.8	(73.8)	73.8
Inventories	—	—	129.9	63.4	—	193.3
Assets held for sale	—	—	13.5	42.7	—	56.2
Prepaid expenses and other	—	—	10.4	2.0	—	12.4

Total current assets	—	24.3	453.1	336.0	(73.8)	739.6
Property, plant, and equipment, net	—	—	424.4	197.6	—	622.0
Goodwill and other assets	189.9	455.4	131.7	879.5	(1,204.7)	451.8

Total assets	$189.9	$479.7	$1,009.2	$1,413.1	$(1,278.5)	$1,813.4

Bank borrowings and other notes	$—	$—	$28.8	$3.1	$—	$31.9
Current portion of long term debt	—	3.7	—	0.9	—	4.6
Liabilities held for sale	—	—	1.3	12.8	—	14.1
Accounts payable and accrued liabilities	—	8.7	329.6	231.8	(73.8)	496.3

Total current liabilities	—	12.4	359.7	248.6	(73.8)	546.9
Long term debt, net of current portion	—	556.4	0.5	2.0	—	558.9
Pension and other long term liabilities	—	—	344.8	107.1	—	451.9
Minority interest	—	—	12.1	54.9	(1.2)	65.8
Parent loans	—	(57.7)	(483.6)	541.1	0.2	—
Common stock	1.0	—	—	—	—	1.0
Additional paid-in capital	879.7	—	1,258.8	455.8	(1,714.6)	879.7
Retained earnings (accumulated deficit)	(899.2)	(1.4)	(602.2)	(180.9)	784.5	(899.2)
Accumulated other comprehensive income (loss)	208.4	(30.0)	119.1	184.5	(273.6)	208.4

Total stockholders’ equity	189.9	(31.4)	775.7	459.4	(1,203.7)	189.9

Total liabilities and stockholders’ equity	$189.9	$479.7	$1,009.2	$1,413.1	$(1,278.5)	$1,813.4

CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 31, 2007
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash and cash equivalents	$—	$—	$8.7	$29.8	$—	$38.5
Receivables	—	—	138.5	92.2	—	230.7
Other receivables	—	—	43.2	43.2	(43.2)	43.2
Inventories	—	—	111.4	45.0	—	156.4
Assets held for sale	—	—	15.7	149.3	—	165.0
Prepaid expenses and other	—	—	9.3	5.3	—	14.6

Total current assets	—	—	326.8	364.8	(43.2)	648.4
Property, plant, and equipment, net	—	—	452.4	175.3	—	627.7
Goodwill and other assets	101.9	—	681.4	646.2	(1,014.3)	415.2

Total assets	$101.9	$—	$1,460.6	$1,186.3	$(1,057.5)	$1,691.3

Bank borrowings and other notes	$—	$—	$26.4	$1.5	$—	$27.9
Current portion of long term debt	—	—	4.6	1.0	—	5.6
Liabilities held for sale	—	—	5.6	52.9	—	58.5
Accounts payable and accrued liabilities	—	—	244.9	150.3	(43.2)	352.0

Total current liabilities	—	—	281.5	205.7	(43.2)	444.0
Long term debt, net of current portion	—	—	657.1	2.3	—	659.4
Pension and other long term liabilities	—	—	331.5	98.5	—	430.0
Minority interest	—	—	13.0	44.2	(1.1)	56.1
Parent loans	0.1	—	(61.3)	54.5	6.7	—
Common stock	0.4	—	—	—	—	0.4
Additional paid-in capital	678.6	—	602.8	996.1	(1,598.9)	678.6
Retained earnings (accumulated deficit)	(733.6)	—	(371.4)	(387.8)	759.2	(733.6)
Accumulated other comprehensive income (loss)	156.4	—	7.4	172.8	(180.2)	156.4

Total stockholders’ equity	101.8	—	238.8	781.1	(1,019.9)	101.8

Total liabilities and stockholder’s equity	$101.9	$—	$1,460.6	$1,186.3	$(1,057.5)	$1,691.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2007
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash flows (used for) provided by operating activities	$(0.1)	$(10.3)	$(1.9)	$67.8	$(18.1)	$37.4

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	—	(29.6)	(34.5)	—	(64.1)
Investments in subsidiaries	—	(429.0)	745.6	(188.6)	(128.0)	—
Proceeds from sale of assets	—	—	1.3	0.2	—	1.5

Cash (used for) provided by investing activities	—	(429.0)	717.3	(222.9)	(128.0)	(62.6)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	(0.6)	1.5	—	0.9
Bank finance fees paid	—	(9.2)	(5.6)	—	—	(14.8)
Borrowing (repayment) of long-term debt	—	525.7	(661.2)	(0.8)	—	(136.3)
Dividends paid to minority shareholders	—	—	—	(10.1)	—	(10.1)
Proceeds from issuance of common stock	193.1	—	—	—	—	193.1
Proceeds from parent investments	—	—	442.8	(392.2)	(50.6)	—
Call premium on Senior Notes	—	—	(9.0)	—	—	(9.0)
Fees paid for Rights Offering	—	—	(7.7)	—	—	(7.7)

Cash provided by (used for) financing activities	193.1	516.5	(241.3)	(401.6)	(50.6)	16.1

Increase (decrease) in parent loans and advances	(193.0)	(52.9)	(441.0)	490.2	196.7	—
Cash flows from discontinued operations	—	—	(21.3)	66.4	—	45.1
Effect of exchange rates on cash and cash equivalents	—	—	0.9	3.2	—	4.1

Increase in cash and cash equivalents	—	24.3	12.7	3.1	—	40.1
Cash and cash equivalents at beginning of period	—	—	8.7	29.8	—	38.5

Cash and cash equivalents at end of period	$—	$24.3	$21.4	$32.9	$—	$78.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2006
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash flows provided by (used for) operating activities	$—	$—	$24.5	$43.5	$(1.5)	$66.5

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	—	(21.6)	(18.0)	—	(39.6)
Investments in subsidiaries	—	—	(476.6)	432.6	44.0	—
Capital contributed by minority shareholders	—	—	—	0.4	—	0.4
Proceeds from sale of assets	—	—	0.6	0.3	—	0.9

Cash (used for) provided by investing activities	—	—	(497.6)	415.3	44.0	(38.3)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	(1.8)	0.3	—	(1.5)
Bank finance fees paid	—	—	(2.9)	—	—	(2.9)
Repayment of long-term debt	—	—	(14.6)	(0.5)	—	(15.1)
Dividends paid to minority shareholders	—	—	—	(1.8)	—	(1.8)
Proceeds from parent investments	—	—	582.4	(542.2)	(40.2)	—

Cash provided by (used for) financing activities	—	—	563.1	(544.2)	(40.2)	(21.3)

Increase (decrease) in parent loans and advances	—	—	(84.7)	87.0	(2.3)	—
Cash flows from discontinued operations	—	—	(0.3)	9.2	—	8.9
Effect of exchange rates on cash and cash equivalents	—	—	0.3	1.1	—	1.4

Increase in cash and cash equivalents	—	—	5.3	11.9	—	17.2
Cash and cash equivalents at beginning of period	—	—	3.9	38.6	—	42.5

Cash and cash equivalents at end of period	$—	$—	$9.2	$50.5	$—	$59.7

Note 16. Subsequent Events
     On November 9, 2007, we completed the sale of our Automotive Brake Components division (Brakes business) to Brembo North America, Inc. Under the agreement, Brembo North America, Inc., a subsidiary of Brembo S.p.A., acquired all of the stock of two Hayes Lemmerz subsidiary companies that own the brake manufacturing operations in Homer, Michigan and Monterrey, Mexico, and certain assets used in connection with the division’s sales, marketing and engineering group located at our headquarters in Northville, Michigan. The amount of the transaction was approximately $57 million. We intend to use the net proceeds of the transaction to acquire assets useful in our business. To the extent that we have not done so by May 8, 2008, any net proceeds not so used must be used to prepay a portion of the New Credit Facility.
     Effective November 16, 2007, we reduced the capacity of our domestic accounts receivable securitization facility from $35 million $25 million primarily due to reduced domestic receivables balances resulting from the sale of our Brakes business in November 2007.
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
     Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a supplier of automotive powertrain components. We have global operations with 24 facilities, including business and sales offices and manufacturing facilities located in 13 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.
     Sales of our wheels and powertrain components produced in North America are directly affected by the overall level of passenger car, light truck, and commercial highway vehicle production of North American OEMs, while sales of our wheels in Europe are directly affected by the overall vehicle production in Europe. The North American and European automotive industries are sensitive to the overall strength of their respective economies.
     We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into two reportable segments: Automotive Wheels and Other. The Automotive Wheels segment includes results from our operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Other segment includes results from our operations that primarily design and manufacture powertrain components for passenger car and light vehicle markets as well as financial results related to the corporate office and the elimination of certain intercompany activities.
     In the third quarter of fiscal 2007, our remaining powertrain operations, which were previously reported in the Components segment, were included in the Other segment due to the sale of our powertrain facility in Wabash, Indiana and our automotive brakes facilities in Homer, Michigan and Monterrey, Mexico, which constituted a significant portion of our Components segment. The Brakes business was classified as held for sale as of October 31, 2007 and reported as discontinued operations. Based on our new organizational structure, the remaining portion of the Components segment has been combined with the Other segment. Prior year amounts have been restated due to this realignment.
     In the first nine months of fiscal 2007 we had net sales of $1.6 billion with approximately 77% derived from international markets. In the first nine months of fiscal 2006 we had net sales of $1.4 billion with approximately 70% derived from international markets. We had a loss from operations of $15.6 million for the first nine months of fiscal 2007 compared to earnings from operations of $19.1 million for the first nine months of fiscal 2006.

Results of Operations
     Consolidated Results — Comparison of the Three Months Ended October 31, 2007 to the Three Months Ended October 31, 2006
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Three Months Ended October 31,
	2007	2006	$ Change	% Change
Net sales:
Automotive Wheels sales	$543.3	$432.5	$110.8	25.6%
Other	11.6	30.8	(19.2)	-62.3%

Total	$554.9	$463.3	$91.6	19.8%

Gross profit	$58.1	$42.6	$15.5	36.4%
Marketing, general, and administrative	35.8	28.7	7.1	24.7%
Amortization of intangibles	2.5	2.8	(0.3)	-10.7%
Asset impairments and other restructuring charges	50.0	2.5	47.5	1900.0%
Other expense, net	(2.6)	(2.3)	(0.3)	-13.0%

(Loss) earnings from operations	(27.6)	10.9	(38.5)	-353.2%
Interest expense, net	13.9	18.7	(4.8)	-25.7%
Other non-operating income	(1.4)	—	(1.4)	N/A
Income tax expense	16.7	8.4	8.3	98.8%
Minority interest	5.9	3.1	2.8	90.3%

Loss from continuing operations	(62.7)	(19.3)	(43.4)	-224.9%
Loss from discontinued operations, net of tax	—	(40.3)	40.3	100.0%

Net loss	$(62.7)	$(59.6)	$(3.1)	-5.2%

     Sales
     Our net sales increased 19.8% or $91.6 million to $554.9 million in the third quarter of fiscal 2007 from $463.3 million in the third quarter of fiscal 2006. Higher volume increased sales by $37.8 million, partially offset by lower pricing. Favorable product mix and metal pass-through pricing increased sales by $38.0 million, while favorable foreign exchange rates relative to the U.S. dollar increased sales by $37.0 million. Net sales decreased by $16.5 million due to the sale of our Wabash, Indiana facility. The Wabash facility, which was part of our powertrain business included in the Other segment, was sold on July 5, 2007.
     Gross profit
     Our gross profit increased 36.4% or $15.5 million in the third quarter of fiscal 2007 to $58.1 million from $42.6 million in the third quarter of fiscal 2006. Higher volume and favorable product mix increased gross profit by $16.3 million. In addition, gross profit increased by $2.8 million due to the sale of our Wabash, Indiana facility, and $2.6 million due to favorable fluctuation in foreign exchange rates relative to the U.S. dollar. These favorable factors were partially offset by price reductions and higher utility costs.
     Marketing, general, and administrative
     Our marketing, general, and administrative expense increased $7.1 million to $35.8 million during the third quarter of fiscal 2007 from $28.7 million in the third quarter of fiscal 2006. This increase is primarily due to increased incentive plan expenses resulting from adjustments made in connection with the Rights Offering (see Sources of Liquidity section for additional information) and foreign exchange rate fluctuations.

     Asset impairments and other restructuring charges
     During the third quarter of fiscal 2007 we recorded facility closure, employee restructuring charges, and asset impairments of $50.0 million. In the Automotive Wheels segment we recorded expense of $49.0 million. We recorded $0.1 million of ongoing facility closure costs for our aluminum wheel facilities in Howell, Michigan; Huntington, Indiana; and LaMirada, California. Impairments of $48.9 million were related to our aluminum wheel facilities in Gainesville, Georgia; Hoboken, Belgium; and Chihuahua, Mexico. During our testing of recoverability of long lived assets under Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the asset values of these facilities were not deemed recoverable based on our most recent cash flow projections. Therefore, these facilities were written down to fair value. Expense of $1.0 million in the Other segment consists of $0.9 million of impairments for our powertrain facility in Nuevo Laredo, Mexico, as well as severance of $0.1 million for our Ferndale, Michigan technical center and Nuevo Laredo, Mexico facilities.
     During the third quarter of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment expenses of $2.5 million. In the Automotive Wheels segment we recorded expenses of $1.9 million. We recorded $0.4 million of ongoing facility closure costs for our aluminum wheel facilities in Howell, Michigan and Huntington, Indiana, as well as our steel wheel facility in Bowling Green, Kentucky. Severance of $1.5 million was primarily related to our Campiglione, Italy and Huntington, Indiana aluminum wheel facilities as well as severance for the North American wheel facilities. The Other segment expense of $0.6 million is mainly related to severance for our powertrain facility in Nuevo Laredo, Mexico and our Technical center in Ferndale, Michigan.
     Interest expense, net
     Interest expense decreased $4.8 million to $13.9 million for the third quarter of fiscal 2007 from $18.7 million for the third quarter of fiscal 2006. The decrease was driven by the restructuring of our debt, which resulted in lower debt levels and lower interest rates on fixed rate debt and better spreads on our variable rate debt, although this was partially offset by higher short-term interest rates.
     Income taxes
     Income tax expense was $16.7 million for the third quarter of fiscal 2007 compared to $8.4 million for the third quarter of fiscal 2006. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.
     Discontinued Operations
     The loss from discontinued operations, net of tax, of $40.3 million for the third quarter of fiscal 2006 mainly consists of the operating results from our Suspension business and included an impairment of $33.1 million. The business was sold during the first quarter of fiscal 2007.
     In the third quarter of fiscal 2007 we reclassified our Automotive Brake Components division (Brakes business) as held for sale. We subsequently completed the sale of our Brakes business to Brembo North America, Inc. on November 9, 2007. Proceeds from the sale were approximately $57 million. As of October 31, 2007, the Brakes business was accounted for as a discontinued operation in accordance with SFAS 144. Accordingly, the operating results were classified as discontinued operations and prior periods have been reclassified.
     Net loss
     Due to the factors mentioned above, net loss during the third quarter of fiscal 2007 was $62.7 million as compared to a net loss of $59.6 million in the third quarter of fiscal 2006.

     Segment Results — Comparison of the Three Months Ended October 31, 2007 to the Three Months Ended October 31, 2006
     Automotive Wheels
     The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months Ended October 31,
	2007	2006	$ Change
Net sales	$543.3	$432.5	$110.8
Asset impairments and other restructuring charges:
Facility closure costs	$0.1	$0.4	$(0.3)
Impairment of facility, machinery, and equipment	48.9	—	48.9
Severance and other restructuring costs	—	1.5	(1.5)

Total asset impairments and other restructuring charges	$49.0	$1.9	$47.1
(Loss) earnings from operations	$(21.8)	$23.4	$(45.2)
     Net sales
     Net sales from our Automotive Wheels segment rose $110.8 million to $543.3 million in the third quarter of fiscal 2007 from $432.5 million during the third quarter of fiscal 2006. Increased volume and favorable product mix increased sales $74.7 million, partially offset by decreased pricing. Metal pass-through pricing and favorable foreign exchange rate fluctuations increased sales by $3.8 million and $37.0 million, respectively.
     Asset impairments and other restructuring charges
     During the third quarter of fiscal 2007 we recorded facility closure and asset impairments of $49.0 million. We recorded $0.1 million of ongoing facility closure costs for our aluminum wheel facilities in Howell, Michigan; Huntington, Indiana; and LaMirada, California. Impairments of $48.9 million were related to our aluminum wheel facilities in Gainesville, Georgia; Hoboken, Belgium; and Chihuahua, Mexico. During our testing of recoverability of long lived assets under SFAS 144, the asset values of these facilities were not deemed recoverable based on our most recent cash flow projections. Therefore, these facilities were written down to fair value.
     During the third quarter of fiscal 2006 we recorded impairment and restructuring expenses of $1.9 million. We recorded $0.4 million of ongoing facility closure costs for our aluminum wheel facilities in Howell, Michigan and Huntington, Indiana, as well as our steel wheel facility in Bowling Green, Kentucky. Severance of $1.5 million was primarily related to our Campiglione, Italy and Huntington, Indiana aluminum wheel facilities as well as severance for the North American wheel facilities.
     (Loss) earnings from operations
     Earnings from our Automotive Wheels segment decreased $45.2 million to a loss of $21.8 million in the third quarter of fiscal 2007 from earnings of $23.4 million in the third quarter of fiscal 2006. The decrease in profitability was primarily due to the $49.0 million of asset impairments and restructuring charges.
     Other
     The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months Ended
	October 31,
	2007	2006	$ Change
Net sales	$11.6	$30.8	$(19.2)
Total asset impairments and other restructuring charges	$1.0	$0.6	$0.4
Loss from operations	$(5.8)	$(12.5)	$6.7
     Net Sales
     Net sales decreased by $19.2 million from $30.8 million in the third quarter of fiscal 2006 to $11.6 million in the third quarter of fiscal 2007. This decrease is mainly due to the sale of our Wabash, Indiana facility during the second quarter of fiscal 2007.

     Asset impairments and other restructuring charges
     Asset impairments increased $0.4 million from $0.6 million in the third quarter of fiscal 2006, which consisted of severance for our powertrain facility in Nuevo Laredo, Mexico, to $1.0 million in the third quarter of fiscal 2007, which consisted of impairments of $0.9 million for Nuevo Laredo, Mexico and $0.1 million for our Ferndale, Michigan technical center.
     Loss from operations
     Loss from operations in the third quarter of fiscal 2007 was $5.8 million compared to a loss of $12.5 million during the third quarter of fiscal 2006. This improvement was primarily due to increased operational efficiencies and improved results due to the sale of our Wabash, Indiana facility, partially offset by asset impairments and other restructuring charges.
Results of Operations
     Consolidated Results — Comparison of the Nine Months Ended October 31, 2007 to the Nine Months Ended October 31, 2006
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Nine Months Ended October 31,
	2007	2006	$ Change	% Change
Net sales:
Automotive Wheels sales	$1,531.3	$1,256.1	$275.2	21.9%
Other	66.3	98.4	(32.1)	-32.6%

Total	$1,597.6	$1,354.5	$243.1	17.9%

Gross profit	$167.4	$125.2	$42.2	33.7%
Marketing, general, and administrative	116.6	96.3	20.3	21.1%
Amortization of intangibles	7.5	7.8	(0.3)	-3.8%
Asset impairments and other restructuring charges	54.0	8.7	45.3	520.7%
Other expense (income), net	4.9	(6.7)	11.6	173.1%

(Loss) earnings from operations	(15.6)	19.1	(34.7)	-181.7%
Interest expense, net	47.8	54.8	(7.0)	-12.8%
Loss on early extinguishment of debt	21.5	—	21.5	N/A
Other non-operating income	(1.4)	—	(1.4)	N/A
Income tax expense	38.5	27.5	11.0	40.0%
Minority interest	15.4	7.3	8.1	111.0%

Loss from continuing operations	(137.4)	(70.5)	(66.9)	-94.9%
Loss from discontinued operations, net of tax	(27.7)	(33.6)	5.9	17.6%

Net loss	$(165.1)	$(104.1)	$(61.0)	-58.6%

     Sales
     Our net sales increased 17.9% or $243.1 million to $1,597.6 million for the first nine months of fiscal 2007 from $1,354.5 million for the first nine months of fiscal 2006. Higher volumes and favorable product mix increased sales by $139.2 million, partially offset by decreases in price. Metal pass-through pricing and favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased sales by $44.8 million and $88.4 million, respectively. Sales decreased by $20.9 million due to the sale of our Wabash, Indiana facility.
     Gross profit
     Our gross profit increased 33.7% or $42.2 million in the first nine months of fiscal 2007 to $167.4 million from $125.2 million in the first nine months of fiscal 2006. Higher volume and favorable product mix improved gross profit by $21.0 million. Gross profits also increased by $4.3 million due to the sale of our Wabash, Indiana facility. The remaining gross profit increase was primarily due to favorable fluctuation in foreign exchange rates relative to the U.S. dollar and metal pass-through pricing, partially offset by price reductions.

     Marketing, general, and administrative
     Our marketing, general, and administrative expense increased $20.3 million to $116.6 million during the first nine months of fiscal 2007 from $96.3 million during the first nine months of fiscal 2006. This increase is primarily due to increased incentive plan expenses resulting from adjustments made in connection with the Rights Offering (see Sources of Liquidity section for additional information), fees related to refinancing, and foreign exchange rate fluctuations, partially offset a lower wage base in the U.S. compared to the same period in fiscal 2006.
     Asset impairments and other restructuring charges
     During the first nine months of fiscal 2007 we recorded facility closure, employee restructuring charges, and asset impairments of $54.0 million. In the Automotive Wheels segment we recorded expense of $52.3 million. We recorded $2.9 million of ongoing facility closure costs for our aluminum wheel facilities in Howell, Michigan and Huntington, Indiana facilities. Asset impairment expense of $49.4 million was primarily related to our aluminum wheel facilities in Gainesville, Georgia; Hoboken, Belgium; and Chihuahua, Mexico. During our testing of recoverability of long lived assets under SFAS 144, the asset values of these facilities were not deemed recoverable based on our most recent cash flow projections. Therefore, these facilities were written down to fair value. The Other segment expense of $1.7 million consisted of facility closure costs of $0.1 million for our Technical center in Ferndale, Michigan. Impairment of machinery and equipment of $0.9 is mainly related to our powertrain facility in Nuevo Laredo, Mexico. Severance of $0.7 million is related to our Nuevo Laredo, Mexico and our corporate office in Northville, Michigan.
     During the first nine months of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment expenses of $8.7 million. In the Automotive Wheels segment we recorded expenses of $5.2 million. Facility closure costs of $2.0 million relate our aluminum wheel facilities in Howell, Michigan; Huntington, Indiana; and LaMirada, California, as well as our steel wheel facility in Bowling Green, Kentucky. Impairment expense of $0.1 million was recorded for tooling at our aluminum wheel facility in Gainesville, Georgia. Severance expense of $3.1 million was related to our aluminum wheel facilities in Huntington, Indiana; Campiglione, Italy; and Bangkok, Thailand, as well as severance for the North American wheel facilities. The Other segment expense of $3.5 million consisted of $0.5 million of impairments at our corporate offices in Northville, Michigan, as well as severance expense of $3.0 million for our Nuevo Laredo, Mexico powertrain facility; Ferndale, Michigan technical center; and Northville, Michigan corporate offices.
     Other Expense, net
     Other expense increased $11.6 million to expense of $4.9 million for the first nine months of fiscal 2007 from income of $6.7 million for the first nine months of fiscal 2006. This change is primarily due to the $11.6 million loss on the sale of our Wabash, Indiana facility during the second quarter of fiscal 2007.
     Interest expense, net
     Interest expense decreased $7.0 million to $47.8 million for the first nine months of fiscal 2007 from $54.8 million for the first nine months of fiscal 2006. The decrease was driven by the restructuring of our debt, which resulted in lower debt levels and lower interest rates on fixed rate debt and better spreads on our variable rate debt, although this was partially offset by higher short-term interest rates.
     Loss on early extinguishment of debt
     We recorded a loss on early extinguishment of debt of $21.5 million for the first nine months of fiscal 2007, which primarily consisted of $9.0 million paid to note holders for the call premium on the redemption of the Old Notes and $12.2 million in unamortized debt expenses and other expenses during the second quarter of fiscal 2007.
     Income taxes
     Income tax expense was $38.5 million for the first nine months of fiscal 2007 and $27.5 million for the first nine months of fiscal 2006. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.

     Discontinued operations
     In the first quarter of fiscal 2007 we divested our suspension business operations in Bristol, Indiana and Montague, Michigan. We received consideration for the sale of approximately $26.2 million, which consisted of approximately $21.1 million in cash plus the assumption of approximately $5.1 million of debt under capital leases for equipment at the facilities. We recorded a loss on the sale of $3.6 million. In October 2006 we sold the outstanding shares of stock of our Southfield, Michigan iron suspension components machining plant. We received net cash proceeds of $18.1 million and recorded a loss on the sale of $1.6 million. These facilities made up most of our suspension components business (Suspension business) and was part of our Components segment. We divested these operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses. The Suspension business was accounted for as a discontinued operation in accordance with SFAS 144. Accordingly, the operating results were classified as discontinued operations and prior periods have been reclassified.
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
     In the third quarter of fiscal 2007 we reclassified our Automotive Brake Components division (Brakes business) as held for sale. We subsequently completed the sale of our Brakes business to Brembo North America, Inc. on November 9, 2007. Proceeds from the sale were approximately $57 million. As of October 31, 2007, the Brakes business was accounted for as a discontinued operation in accordance with SFAS 144. Accordingly, the operating results were classified as discontinued operations and prior periods have been reclassified.
     The total loss from discontinued operations decreased $5.9 million from $33.6 million during the first nine months of fiscal 2006, which included impairments of $33.1 million for our Suspension business, to $27.7 million during the first nine months of fiscal 2007, which primarily consisted of the loss on the sale of MGG Group.
     Net loss
     Due to factors mentioned above, net loss during the first nine months of fiscal 2007 was $165.1 million as compared to a net loss of $104.1 million in the first nine months of fiscal 2006.
     Segment Results — Comparison of the Nine Months Ended October 31, 2007 to the Nine Months Ended October 31, 2006
     Automotive Wheels
     The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Nine Months Ended October 31,
	2007	2006	$ Change
Net sales	$1,531.3	$1,256.1	$275.2
Asset impairments and other restructuring charges:
Facility closure costs	$2.9	$2.0	$0.9
Impairment of facility, machinery, and equipment	49.4	0.1	49.3
Severance and other restructuring costs	—	3.1	(3.1)
Total asset impairments and other restructuring charges	$52.3	$5.2	$47.1
Earnings from operations	$24.4	$52.6	$(28.2)
     Net sales
     Net sales from our Automotive Wheels segment rose $275.2 million to $1,531.3 million in the first nine months of fiscal 2007 from $1,256.1 million during the first nine months of fiscal 2006. Increased volume, material recovery, and favorable product mix increased sales $155.7 million, partially offset by decreased pricing. Metal pass-through pricing and favorable foreign exchange rate fluctuations increased sales by $43.0 million and $88.4 million, respectively.
     Asset impairments and other restructuring charges
     During the first nine months of fiscal 2007 we recorded facility closure and asset impairments of $52.3 million. We recorded $2.9 million of ongoing facility closure costs for our aluminum wheel facilities in Howell, Michigan and Huntington, Indiana facilities. Asset impairment expense of $49.4 million was primarily related to our aluminum wheel facilities in Gainesville, Georgia; Hoboken, Belgium; and Chihuahua, Mexico. During our testing of recoverability of long lived assets under SFAS 144, the asset values of these facilities were not deemed recoverable based on our most recent cash flow projections. Therefore, these facilities were written down to fair value.
     During the first nine months of fiscal 2006 we recorded expenses of $5.2 million. Facility closure costs of $2.0 million relate our aluminum wheel facilities in Howell, Michigan; Huntington, Indiana; and LaMirada, California, as well as our steel wheel facility in Bowling Green, Kentucky. Impairment expense of $0.1 million was recorded for tooling at our aluminum wheel facility in Gainesville, Georgia. Severance expense of $3.1 million was related to our aluminum wheel facilities in Huntington, Indiana; Campiglione, Italy; and Bangkok, Thailand, as well as severance for the North American wheel facilities.
     Earnings from operations
     Earnings from our Automotive Wheels segment decreased $28.2 million to $24.4 million in the first nine months of fiscal 2007 from $52.6 million in the first nine months of fiscal 2006. The decrease in profitability was primarily driven by the asset impairment charges recorded, partially offset by higher volumes, recovery of material cost increases, and foreign exchange rate fluctuations.
     Other
     The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	Nine Months Ended October 31,
	2007	2006	$ Change
Net sales	$66.3	$98.4	$(32.1)
Total asset impairments and other restructuring charges	$1.7	$3.5	$(1.8)
Loss from operations	$(40.0)	$(33.5)	$(6.5)
     Net Sales
     Net sales decreased $32.1 million from $98.4 million during the first nine months of fiscal 2006 to $66.3 million during the first nine months of fiscal 2007. We sold our Wabash, Michigan facility during the second quarter of fiscal 2007, which resulted in decreased sales of approximately $20 million. The remainder of the decrease is primarily due to decreased volumes for our powertrain business.
     Asset impairments and other restructuring charges
     The Other segment expense of $1.7 million for the first nine months of fiscal 2007 consisted of facility closure costs of $0.1 million for our Technical center in Ferndale, Michigan. Asset impairment expense of $0.9 million is mainly related to our powertrain facility in Nuevo Laredo, Mexico. Severance of $0.7 million is related to our Nuevo Laredo, Mexico facility and our corporate office in Northville, Michigan.
     The Other segment expense of $3.5 million for the first nine months of fiscal 2006 consisted of $0.5 million of impairments at our corporate offices in Northville, Michigan, as well as severance expense of $3.0 million for our Nuevo Laredo, Mexico powertrain facility; Ferndale, Michigan technical center; and Northville, Michigan corporate offices.

     Loss from operations
     Loss from operations in the first nine months of fiscal 2007 was $40.0 million compared to a loss of $33.5 million during the first nine months of fiscal 2006. This was primarily due to the loss on the sale of our Wabash, Indiana facility, as well as lower unit volumes, higher incentive plan expenses and fees related to refinancing, partially offset by lower depreciation costs and profitability improvements due to the sale of the Wabash facility.
     Liquidity and Capital Resources
     Cash Flows
     Operating Activities: Cash provided by operations was $37.4 million in the first nine months of fiscal 2007 compared to $66.5 million in the first nine months of fiscal 2006. The $29.1 million decrease was primarily due to a $90.7 million decrease in utilization of our accounts receivable securitization program, partially offset by the strong earnings adjusted for non-cash items and improved working capital efficiency.
     Investing Activities: Cash used for investing activities was $62.6 million during the first nine months of fiscal 2007 compared to $38.3 million in the first nine months of fiscal 2006. This increase was primarily due to higher capital expenditures, mostly for additional machinery and equipment to improve productivity, reduce costs, meet demand for new product launches, and meet expected volume requirements for our products.
     Financing Activities: Cash provided by financing activities was $16.1 million in the first nine months of fiscal 2007 compared to cash used for financing activities of $21.3 million in the first nine months of fiscal 2006. This increase is primarily due to the restructuring of our debt and the Rights Offering (see Sources of Liquidity section for additional information).
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
     On May 30, 2007 we amended and restated the credit facility (Second Amended and Restated Credit Agreement) to establish three new senior secured credit facilities in the amount of approximately $495 million. The amended credit facilities consist of a term loan facility of €260 million maturing in 2014; a revolving credit facility of $125 million maturing in 2013 available to our subsidiary, HLI Operating Company (HLI Opco) and Hayes Lemmerz Finance LLC — Luxembourg S.C.A., a newly formed European subsidiary (Hayes Luxembourg); and a synthetic letter of credit facility of €15 million. The proceeds from the amended credit facilities, together with the proceeds of other financing activities, were used to refinance our obligations under our Amended and Restated Credit Agreement dated April 11, 2005. Additional proceeds will be used to replace existing letters of credit and to provide for working capital and other general corporate purposes, and to pay the fees and expenses associated with the new credit facilities.
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

     Other Liquidity Matters
     As of October 31, 2007 and January 31, 2007, we had a $35 million and $45 million domestic accounts receivable securitization facility, respectively. The capacity of this facility was reduced from $45 million at January 31, 2007 to $35 million effective August 16, 2007 and to $25 million effective November 16, 2007, primarily due to reduced domestic receivables balances resulting from the sale of our Wabash, Indiana plant in July 2007 and the sale of our Brakes business in November 2007. As of October 31, 2007, there were no borrowings under this program. As of January 31, 2007, a total of $37 million was financed under this program.
     During fiscal 2005 we established an accounts receivable financing program in Germany with a local financial institution. Borrowings under this program of approximately $29 million and $25 million at October 31, 2007 and January 31, 2007, respectively, are included in short term bank borrowings.
     In fiscal 2006 we established an accounts receivable factoring program in the Czech Republic with a local financial institution. The program limit is approximately $23 million. As of October 31, 2007 and January 31, 2007, approximately $17 million and $13 million, respectively, was factored under this program. The transactions are accounted for as sales of receivables under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) and the receivables are removed from the Consolidated Balance Sheets.
     Off Balance Sheet Arrangements
     As of October 31, 2007 and January 31, 2007, we had a $35 million and $45 million domestic accounts receivable securitization facility, respectively. The capacity of this facility was reduced from $45 million at January 31, 2007 to $35 million effective August 16, 2007 and to $25 million effective November 16, 2007, primarily due to reduced domestic receivables balances resulting from the sale of our Wabash, Indiana plant in July 2007 and the sale of our Brakes business in November 2007. In May 2007 we also amended the securitization facility to extend the term of the facility and decrease the interest rate. The facility has an expiration date of May 30, 2013 and an interest rate equal to LIBOR plus 2.25%. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors.
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
     At October 31, 2007 and January 31, 2007 the outstanding balances of receivables sold to special purpose entities were $74 million and $80 million, respectively. Our net retained interests at October 31, 2007 and January 31, 2007 were $74 million and $43 million, respectively, which are disclosed as Other Receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. There were no advances from lenders at October 31, 2007 and $37 million of advances from lenders at January 31, 2007.

     Credit Ratings
     As of October 31, 2007 our credit ratings were as follows:

	S & P	Moody’s	Fitch
Corporate rating	B	B3	B
Bank debt rating	BB-	B2	BB/RR1
New Senior Note rating	CCC+	Caa2	B-/RR5
     Contractual Obligations
     The following table identifies our significant contractual obligations as of October 31, 2007 (dollars in millions):

	Payment Due by Period
	Less than 1
	Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term borrowings	$31.9	$—	$—	$—	$31.9
Long-term debt	4.6	9.1	7.8	542.0	563.5
Operating leases	5.1	4.9	0.6	0.1	10.7
Capital expenditures	38.6	—	—	—	38.6
United States pension contribution	8.4	16.5	14.3	—	39.2
Tax reserve	18.9	—	—	4.2	23.1

Total obligations	$107.5	$30.5	$22.7	$546.3	$707.0

     Other Cash Requirements
     We anticipate the following approximate significant cash requirements to be paid during the remainder of fiscal 2007 (dollars in millions):

Interest	$16.9
Taxes	14.9
International pension and other post-retirement benefits funding	6.4
     New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB), issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are required to adopt the provisions of SFAS 157 beginning with our fiscal year beginning February 1, 2008. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are required to adopt the provisions of SFAS 159 beginning with our fiscal year beginning February 1, 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial position, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business we are exposed to market risks arising from changes in foreign exchange rates, interest rates, raw material, and utility prices. We selectively use derivative financial instruments to manage these risks, but do not enter into any derivative financial instruments for trading purposes.
Foreign Exchange
     We have global operations and thus make investments and enter into transactions in various foreign currencies. In order to minimize the risks associated with foreign currency fluctuations, we first seek to internally net foreign exchange exposures, and may use derivative financial instruments to hedge any remaining net exposure. We use forward foreign currency exchange contracts on a limited basis to reduce the earnings and cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled.
     The value of our consolidated assets and liabilities located outside the United States (translated at period-end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in the Euro, Czech Crown, and the Brazilian Real, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of stockholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. However, due to the self-sustaining nature of our foreign operations, we believe we can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, we have, from time to time, entered into certain foreign currency swap arrangements.
     In January 2006 we entered into a foreign currency swap agreement in Euros with a total notional value of $50 million to hedge our net investment in certain of our foreign subsidiaries. During the first quarter of fiscal 2007 the foreign currency swap agreement was effective. During the second quarter of 2007 we terminated the swap due to our debt restructuring. We will recognize the loss associated with the swap if and when liquidation of the investment in the mentioned foreign subsidiaries occurs.
Interest Rates
     We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. We have from time to time entered into interest rate swap arrangements to further hedge against interest rate fluctuations. In January 2006 we entered into an interest rate swap agreement with a total notional value of $50 million to hedge the variability of interest payments associated with our variable-rate term debt. The swap agreement was expected to settle in January 2009, and qualified for cash flow hedge accounting treatment. During the first quarter of fiscal 2007 the swap was effective. During the second quarter of 2007 we terminated the swap due to our debt restructuring and recognized the loss associated with the swap. During the second quarter of fiscal 2007, we entered into interest rate swaps with total notational amount of €70 million. The swaps become effective on August 28, 2007 and mature on August 28, 2012. During the third quarter of fiscal 2007, we entered into interest rate swaps with total notional amount of €50 million. The swaps became effective on September 30, 2007 and mature on September 30, 2012.
     At October 31, 2007 and January 31, 2007 approximately $229 million and $450 million, respectively, of our debt was variable rate debt after considering the impact of the swaps.
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
     On September 13, 2007, we filed an amended Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended July 31, 2007 that was filed with the Securities and Exchange Commission on September 7, 2007. The amendment was to correct an error in the calculation and presentation of the weighted average shares outstanding and loss per common share for the three months ended

July 31, 2006. As a result of this error, on September 12, 2007 our Audit Committee and management concluded that the disclosure controls and procedures regarding the calculation and presentation of the weighted average shares were ineffective. During the third quarter of fiscal 2007, we implemented additional controls and procedures sufficient to accurately report our weighted average shares outstanding and loss per common share.
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2007 to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On May 3, 2002, a class action lawsuit was filed against thirteen of our former directors and officers (but not us) and KPMG LLP, our independent registered public accounting firm, in the U.S. District Court for the Eastern District of Michigan, seeking damages for a class of persons who purchased our bonds between June 3, 1999 and September 5, 2001 and who claim to have been injured because they relied on our allegedly materially false and misleading financial statements. Additionally, before the date we commenced our Chapter 11 Bankruptcy case, four other class actions were filed in the U.S. District Court for the Eastern District of Michigan against us and certain of our directors and officers on behalf of a class of purchasers of our common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. Pursuant to our Plan of Reorganization, we agreed, subject to certain conditions, to indemnify certain of our former directors against certain liabilities, including those matters described above, up to an aggregate of $10 million. On July 20, 2005 the court approved a settlement, which includes payment by certain defendants, including the former directors, of $7.2 million. On June 3, 2005, the former directors filed suit against us in the Delaware Court of Chancery seeking indemnification under the Plan of Reorganization. During the third quarter of fiscal 2007, we agreed to settle all claims of Joseph, Littlejohn & Levy Fund II, L.P. and Messrs. Witt, Levy, Lightcap, Grillo, and Ying against us. We believe we have reached an agreement in principle to settle all claims of the remaining plaintiffs, although a settlement agreement has not yet been executed. The amount of the settlements was not material.
     We were party to a license agreement with Kuhl Wheels, LLC (Kuhl), whereby Kuhl granted us an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (Kuhl Wheel), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between us and Kuhl in connection with our bankruptcy proceeding. The original license agreement (as amended, the License Agreement), dated May 11, 1999, granted us a non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide us with an exclusive worldwide license. On January 14, 2003, we filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the U.S. District Court for the Eastern District of Michigan. We commenced such action seeking a declaration of non-infringement of two U.S. patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against us, and disclosing and using our technologies, trade secrets, and confidential information to develop, market, license, manufacture, or sell automotive wheels. We subsequently dismissed our claims regarding Kuhl’s alleged use of our technologies. We filed summary judgment motions seeking rulings that we do not infringe Kuhl’s patents, that Kuhl’s patents are invalid, and finding in our favor on Kuhl’s non-patent claims in the case. On November 30, 2007, the court awarded summary judgment in our favor on non-infringement of Kuhl’s patents and on Kuhl’s non-patent claims. The court denied our summary judgment motion on the issue of invalidity, determining the motion to be moot in light of the court’s judgment of non-infringement.
     We are the defendant in a patent infringement matter filed in 1997 in the U.S. District Court for the Eastern District of Michigan. Lacks Incorporated (Lacks) alleged that we infringed on three patents held by Lacks relating to chrome-plated plastic cladding for steel wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001, the special master issued a report finding that Lacks’ third patent was invalid and recommending that Lacks’ remaining claims be dismissed; the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. Discovery on the remanded claims is ongoing. In July 2003, Lacks filed an administrative claim in the Bankruptcy Court for $12 million relating to the alleged patent infringement. On August 15, 2007, the special master issued a report finding that the remaining claims at issue in the third patent are invalid and recommending that the trial court grant judgment for us and against Lacks. On November 20, 2007, the trial court accepted the special master’s recommendation. On November 29, 2007, Lacks filed a notice with the trial court that it is appealing the trial court’s ruling to the Federal Circuit Court of Appeals.
Item 1A. Risk Factors
     There have been no material changes from the risk factors as previously disclosed in our most recent Annual Report on Form 10-K.
Item 2. Changes in Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

10.24	Stock Purchase Agreement, dated as of November 9, 2007, between HLI Brakes Holding Company, Inc., and Brembo North America, Inc. *

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.
/s/ JAMES A. YOST
James A. Yost
Executive Vice President and Chief Financial Officer

December 10, 2007

HAYES LEMMERZ INTERNATIONAL, INC.
10-Q EXHIBIT INDEX

10.24	Stock Purchase Agreement, dated as of November 9, 2007, between HLI Brakes Holding Company, Inc., and Brembo North America, Inc. *

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.