Form 10-K
period 2008-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2008-04-10
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended January 31, 2008
Commission file number: 000-50303
Hayes Lemmerz International, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	32-0072578
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
15300 Centennial Drive, Northville, Michigan (Address of Principal Executive Offices)	48168 (Zip Code)

Registrant’s telephone number, including area code:
(734) 737-5000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $473 million based on the reported last sale price of common stock on July 31, 2007, which is the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares held by affiliates are limited to shares beneficially owned by the registrant’s current officers and directors, which represented approximately 1.9% of all shares as of April 7, 2008.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of Common Stock outstanding as of April 8, 2008 was 101,078,653 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	Form 10-K Part

Portions of the Registrant’s notice of annual meeting of shareholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of January 31, 2008	Part III

HAYES LEMMERZ INTERNATIONAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to fiscal year means the 12-month period commencing on February 1st of that year and ending January 31st of the following year (e.g., fiscal 2007 means the period beginning February 1, 2007, and ending January 31, 2008). This report contains forward looking statements with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum, and other raw materials; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers; (6) changes in the financial markets or our debt ratings affecting our financial structure and our cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; and (8) the risks described in Section 1A, “Risk Factors.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no duty to update the forward looking statements in this Annual Report on Form 10-K and we do not intend to provide such updates.

PART I

Item 1.	Business

Business Overview and Development

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to a fiscal year means the 12-month period commencing on February 1st of that year and ending on January 31st of the following year (i.e., “fiscal 2007” refers to the period beginning February 1, 2007 and ending January 31, 2008, “fiscal 2006” refers to the period beginning February 1, 2006 and ending January 31, 2007, and “fiscal 2005” refers to the period beginning February 1, 2005 and ending January 31, 2006).

Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a supplier of automotive powertrain components. We have global operations with 23 facilities, including business and sales offices and manufacturing facilities located in 13 countries around the world. We sell our products to the major manufacturers of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

Since 2001, we have taken a number of steps to strengthen our competitive position by expanding our operations in low cost countries, divesting non-core assets, rationalizing production capacity, and focusing on improving our operating performance.

In fiscal 2007 we divested our North American suspension operations in Bristol, Indiana and Montague, Michigan and our aluminum components operations in Tegelen and Nieuw Bergen, The Netherlands and Antwerp, Belgium. We also divested our automotive brake operations in Homer, Michigan and Monterrey, Mexico and our powertrain components facility in Wabash, Indiana. In fiscal 2006 we divested our machining operations in Southfield, Michigan and announced the closure of our technical center in Ferndale, Michigan. In fiscal 2005 we sold a ductile iron foundry in Cadillac, Michigan, a facility in Au Gres, Michigan that designed and manufactured factory equipment, and a business that sold electronic brake controllers for towing vehicles. Also in fiscal 2005 we divested our operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico (Hub and Drum business), which manufactured hubs and brake drums for commercial highway vehicles.

In November 2005 we acquired an additional 20% interest in Jantas Aluminyum Jant Sanayi ve Ticaret, A.S., a Turkish aluminum wheel joint venture in which we held a 40% interest, which was then merged into Hayes Lemmerz — Inci Jant Sanayi A.S., in which we also hold a 60% interest. In January 2004 we acquired 100% of a cast aluminum wheel plant in Chihuahua, Mexico formerly operated as part of a joint venture in which we were a minority investor. In November 2003 we acquired a 60% interest in Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., a Turkish steel wheel joint venture in which we were a minority investor. In fiscal 2002 we acquired the remaining interest in our South African cast aluminum wheel joint venture in which we previously held a 76% interest. In addition to these acquisitions in low cost countries, we have also invested in our existing facilities in Brazil, India, Thailand, and the Czech Republic.

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

Segment Information

We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into two reportable segments: Automotive Wheels and Other. The Automotive Wheels segment includes results from our operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Other segment includes the results of our powertrain components facility in Nuevo Laredo, Mexico and financial results related to the corporate office and the elimination of certain intercompany activities.

Our former suspension, automotive brake, powertrain, and aluminum component facilities in Cadillac, Southfield, Montague, and Homer Michigan; Bristol and Wabash, Indiana; Tegelen and Nieuw Bergen, The Netherlands; Antwerp, Belgium; and Monterrey, Mexico, as well as our current facility in Nuevo Laredo, Mexico, were previously included in a separate Components segment. The Cadillac, Michigan facility was sold in fiscal 2005. The Southfield, Michigan facility was sold in fiscal 2006. The facilities in Montague, Michigan and Bristol, Indiana were sold in the first quarter of fiscal 2007. The facilities in Wabash, Indiana; Tegelen and Nieuw Bergen, The Netherlands; and Antwerp, Belgium were sold in the second quarter of fiscal 2007. The facilities in Homer, Michigan and Monterrey, Mexico were sold in the third quarter of fiscal 2007. Except for the Wabash, Indiana facility, these were reclassified to discontinued operations and assets held for sale in the relevant periods. With the classification of the automotive brake facilities as discontinued operations in the third quarter of fiscal 2007, we combined the results of the remaining Components facility in Nuevo Laredo with the Other segment. Prior year amounts have been modified to reflect these reclassifications.

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

For financial information about each segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 23 and Note 18, “Segment Information” to the consolidated financial statements included herein.

Automotive Wheels Products

Our Automotive Wheels segment includes three principal classes of products: cast aluminum wheels for passenger cars and light trucks, fabricated steel and aluminum wheels for passenger cars and light trucks, and fabricated steel wheels for commercial trucks and trailers.

Cast Aluminum Wheels for Passenger Cars and Light Trucks

We design, manufacture, and distribute a full line of cast aluminum wheels to automotive original equipment manufacturers (OEMs) in North America, Europe, South America, South Africa, and Asia. We manufacture aluminum wheels with bright finishes such as GemTech® machining, clads, and premium paints. With the exception of a limited number of cast aluminum wheels manufactured by Toyota, there is no significant manufacturing of cast aluminum wheels by OEMs. Cast aluminum wheel sales for passenger car and light trucks were $746 million or 35.1% of total revenues for the fiscal year ended January 31, 2008.

Europe.  We are one of the leading suppliers of cast aluminum wheels to the passenger car and light truck markets in Europe, where we also design, manufacture, and distribute a full line of cast aluminum wheels. In Europe, our OEM customers demand a wide variety of styles and sizes of cast aluminum wheels and we maintain substantial capabilities to meet this demand.

Customers.  Substantially all of our European cast aluminum wheels are sold to BMW, Daimler, Fiat, Ford, General Motors, Honda, Nissan/Renault, Peugeot, Porsche, Toyota, and Volkswagen.

Competition.  Our primary competitors in the European cast aluminum wheel market for passenger cars are Ronal GmbH, Borbet Leichtmetallräder, CMS, and ATS Group. The European cast aluminum wheel market is more fragmented than that of North America, with numerous producers possessing varying levels of financial resources and market positions.

Manufacturing.  We have five cast aluminum wheel manufacturing facilities in Europe, which are located in Barcelona, Spain; Dello, Italy; Hoboken, Belgium; Ostrava, Czech Republic; and Manisa, Turkey. We utilize low pressure casting technologies to manufacture aluminum wheels in our European facilities. Engineering, research, and development for our European cast aluminum wheel operations are performed at our Dello, Italy facility.

North America.  We are also one of the leading suppliers of cast aluminum wheels to the passenger car and light truck markets in North America where we design, manufacture, and distribute a full line of cast aluminum wheels.

Customers.  In fiscal 2007 we sold the majority of our North American cast aluminum wheel production to Chrysler, Ford, Honda, Nissan, and Toyota for use on vehicles produced in North America.

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

Customers.  Our largest customers for South American cast aluminum wheels are Ford, Honda, Nissan/Renault, and Toyota. The largest customers for our South African cast aluminum wheels are BMW, Daimler, Toyota, and Volkswagen. The largest customers for our Asian cast aluminum wheels are Nissan, and Toyota.

Competition.  Our primary competitors in the South American cast aluminum wheel market for passenger cars are Italspeed S.A. and Mangels Industrial S.A. Our primary competitor in the South African cast aluminum wheel market for passenger cars is Borbet. Our primary competitor in the Asian cast aluminum wheel market for passenger cars is Enkei International, Inc.

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

Fabricated Wheels for Passenger Cars and Light Trucks

We design, manufacture, and distribute fabricated steel and aluminum wheels for passenger cars and light trucks in North America, Europe, and South America. Our fabricated wheel products include steel and aluminum wheels that can be made in drop-center, bead seat attached and full-face designs, in a variety of finishes, including chrome and clads. Fabricated wheel sales for passenger car and light trucks were $768 million or 36.1% of total revenues for the fiscal year ended January 31, 2008.

Europe.  We design, manufacture, and distribute a full line of fabricated steel wheels to both OEMs and the automotive aftermarket throughout Europe. We are the leading supplier of fabricated steel wheels manufactured in Europe.

Customers.  Our principal customers in Europe include Alcar, Daimler, Ford, General Motors, Hyundai, Kia, Porsche, PSA, Renault/Nissan, Toyota, and Volkswagen Group.

Competition.  Our principal competitors for the sale of fabricated steel wheels in Europe include Mefro and Magnetto. Ford and Volkswagen also have in house production capabilities.

Manufacturing.  We have four fabricated steel wheel manufacturing facilities in Europe, located in Königswinter, Germany; Manresa, Spain; Manisa, Turkey; and Ostrava, Czech Republic. Our Manresa, Spain facility produces wheels for light trucks, recreational vehicles, and vans. Our Manisa, Turkey facility produces wheels for the Turkish market and also exports both OEM and aftermarket wheels to Western Europe. Engineering, research, and development for our European fabricated wheel operations are performed at our facility in Königswinter, Germany.

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

Customers.  We sell substantially all of our North American fabricated steel wheels to Chrysler, Ford, General Motors and Nissan.

Competition.  Our primary competitors in the North American steel wheel market for passenger cars and light trucks are ArvinMeritor, Inc., Topy Industries Ltd., and Central Manufacturing Company.

Manufacturing.  We manufacture fabricated steel wheels in North America at our facility in Sedalia, Missouri. Engineering, research, and development for our North American fabricated wheel operations are performed at our Northville, Michigan facility.

South America.  We design, manufacture, and distribute a full line of fabricated steel wheels to both OEMs and the automotive aftermarket throughout Brazil and Argentina. We also import wheels manufactured in Brazil for sale in North America.

Customers.  Our principal customers in Brazil and Argentina include Ford, General Motors, PSA, Nissan/Renault, and Volkswagen.

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

Commercial Highway Wheels

We design, manufacture, and distribute wheels for commercial highway vehicles in North America, Europe, South America, and Asia. Commercial highway wheel sales were $516 million or 24.3% of total revenues for the fiscal year ended January 31, 2008.

Europe.  We design, manufacture, and distribute steel truck and trailer wheels for sale to manufacturers of commercial highway vehicles in Europe at our facility in Königswinter, Germany and Jantas facility in Manisa, Turkey. In addition, we produce wheels for the forklift truck market at our Ostrava, Czech Republic facility.

Customers.  Our principal customers for steel wheels for commercial highway vehicles are Daimler, Ford, Iveco, Man, Paccar, Renault/Nissan, Scania, and Volvo.

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

Customers.  Our largest customers for commercial highway wheels and rims include Daimler, Iveco, AM General, Trailmobile, Great Dane Trailer, Wabash National, and Volvo. Our commercial highway wheel and rim sales are to truck and trailer OEMs, original equipment servicers, and aftermarket distributors.

Competition.  Our principal competitor for the sale of commercial highway steel wheels and rims is Accuride Corp.

Manufacturing.  Wheels and rims for the commercial highway market are produced at our facility in Akron, Ohio. Engineering, research, and development for our commercial highway operations are performed at our Northville, Michigan facility.

South America and Asia.  We design, manufacture, and distribute steel truck and trailer wheels to OEMs in South America and Asia.

Customers.  Our principal customers for steel wheels for commercial highway vehicles in South America are Daimler and Ford, Our largest customers for steel wheels for commercial highway vehicles in Asia are Tata and Volvo.

Competition.  Our principal competitor for the sale of commercial highway wheels in South America is Maxion. Our principal competitor for the sale of commercial highway wheels in Asia is Wheels India.

Manufacturing.  We manufacture steel truck and trailer wheels in South America at our Sao Paulo, Brazil facility and in Asia at our Pune, India facility.

Other Products

The Other segment includes our powertrain components products. We design, manufacture, and distribute a variety of aluminum and polymer powertrain components including engine intake manifolds, engine covers, water crossovers, and ductile iron exhaust manifolds. Our powertrain and engine components are primarily produced and sold in North America.

Customers.  We sell most of our powertrain components to Chrysler, Ford, and General Motors. We also sell powertrain components to other Tier 1 suppliers such as Delphi, Bosch, Eaton, and Magna.

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

Manufacturing.  Our powertrain component manufacturing facility is located in Nuevo Laredo, Mexico. We conduct engineering, research, and development for our powertrain components operations at our Northville, Michigan facility.

Material Source and Supply

We purchase most of the raw materials (such as steel and aluminum) and semi-processed or finished items (such as castings) used in the products of both the Automotive Wheels and Other segments from suppliers located within the geographic regions of our operating units. In many cases, these materials are available from several qualified sources in quantities sufficient for our needs. However, shortages of a particular material or part occasionally occur and metal markets can experience significant pricing and supply volatility. In addition, particularly with respect to semi-processed or finished items, changing suppliers may require the approval of our customers, which can involve significant time and expense.

In recent periods there have been significant increases in the global prices of steel and natural gas, which have had and may continue to have an impact on the business of both the Automotive Wheels and Other segments. We have been able to largely offset the impact of steel cost increases through higher scrap sales recoveries and by passing some of these costs through to certain of our customers, we may not be able to continue to do so in the future. The full impact of steel and iron prices is uncertain given the volatility in the global steel market.

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

Intellectual Property

We believe we are an industry leader in product and process technology. We own significant intellectual property including numerous United States and foreign patents, trade secrets, trademarks, and copyrights. The protection of this intellectual property is important to our business. Our policy is to seek statutory protection for all significant intellectual property embodied in patents and trademarks. We rely on a combination of patents, trade secrets, trademarks, and copyrights to provide protection in this regard. From time to time, we grant licenses under our patents and technology and receive licenses under patents and technology of others.

Although intellectual property is important to our business operations and in the aggregate constitutes a valuable asset, we do not believe that any single patent, trade secret, trademark, copyright, or group thereof is critical to the success of the business.

Seasonality

Although our business is not seasonal in the traditional sense, July (in North America), August (in Europe), and December are usually lower sales months because OEMs typically perform model changeovers or take vacation shutdowns during the summer, and assembly plants typically are closed for a period from shortly before the year-end holiday season until after New Year’s Day.

Working Capital

The most significant elements of our working capital are cash and cash equivalents, inventory, accounts receivable, and accounts payable. We, and the automotive supply industry, generally operate on a “just in time” basis and typically do not maintain large inventories of raw materials, work-in-process, or finished goods. Materials are ordered and finished products are produced based on customer orders. Payment terms on accounts receivable and accounts payable vary by country and typically range from 30 to 60 days in the United States and 30 to 90 days elsewhere. We maintain accounts receivable securitization or financing programs in the United States, Germany, and the Czech Republic to enable us to more quickly convert our receivables into cash and improve our liquidity.

Customer Dependence

In fiscal 2007, our most significant customers were Ford and General Motors, which accounted for approximately 31% of our fiscal 2007 net sales on a worldwide basis and 57% of total sales in fiscal 2007 in the United States. Other significant customers include Daimler, Renault/Nissan, Toyota, and Volkswagen.

The loss of a significant portion of sales to any of our significant customers could have a material adverse impact on our business. We have been doing business with each of our significant customers for many years, and sales are composed of a number of different product lines and of different part numbers within product lines and are made to individual divisions of such customers. In addition, we supply products to many of these customers in multiple geographic locations, which reduces our reliance on any single market.

Backlog

Generally, our products are not on a backlog status. Products are produced from readily available materials, have a relatively short manufacturing cycle, and have short customer lead times. Each operating unit maintains its own inventories and production schedules.

Competition

The major domestic and foreign markets for our products are highly competitive. Competition is based primarily on price, quality, delivery, technology, and overall customer service. Competitors typically vary among each of our products and geographic markets. The significant competitors for each of our product lines are discussed above under “Automotive Wheels Products” and “Other Products.”

Research and Development

We engage in ongoing engineering, research, and development activities to improve the reliability, performance, and cost-effectiveness of our existing products and to design and develop new products for existing and new applications. Our spending on engineering, research, and development programs was $9.6 million for the fiscal year ended January 31, 2008, $4.4 million for the fiscal year ended January 31, 2007, and $5.8 million for the fiscal year ended January 31, 2006.

Environmental Compliance

We believe we are in material compliance with all environmental laws, ordinances, and regulations. We have 19 facilities registered or recommended for registration under ISO 14001 and we are working to obtain ISO 14001 registration at all of our active manufacturing facilities worldwide. We do not anticipate any material capital expenditures for environmental compliance or any adverse effect on our earnings or competitive position as a result of environmental matters.

Employees

At March 31, 2008, we had approximately 8,900 employees. We consider our relations with our employees to be good.

Financial Information about Geographic Areas

We currently have operations in 13 countries including the United States, Germany, Italy, Spain, Belgium, Czech Republic, Turkey, Brazil, South Africa, Mexico, Thailand, India, and Japan. We operate four facilities in the United States and 19 facilities in foreign countries. Of our foreign operations, 18 facilities are part of the Automotive Wheels segment and one is part of the Other segment.

As we do not prepare consolidated financial statements by country, providing a breakdown of long-lived assets by geographic areas in which we operate is impracticable. The following table sets forth revenues from external customers attributable to the United States and other foreign countries from which we derive revenues and is based on external sales by plant location (dollars in millions):

	Year Ended January 31,
	2008	2007	2006

Revenues:
United States	$435.6	$454.8	$536.3
Brazil	241.2	191.7	165.2
Czech Republic	239.7	193.9	158.0
Germany	355.5	264.7	230.5
Other foreign countries	854.7	691.7	636.2

Total	$2,126.7	$1,796.8	$1,726.2

Our Automotive Wheels segment is substantially dependent upon foreign operations. In fiscal 2007, approximately 82% of the net sales of the Automotive Wheels segment were from foreign operations. For a discussion of the risks attributable to foreign operations, see Item 1A, Risk Factors, “We have significant international operations that subject us to risks not faced by domestic competitors.”

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

Risks Related to our Business

Cyclical demand in the automotive industry may adversely affect our business.

Most of our sales are to automotive original equipment manufacturers (OEMs). Therefore, our financial performance is subject to conditions in the automotive industry, which are cyclical and depend on conditions in the U.S. and global economies generally. A weakening of the U.S. and global economies or an increase in interest rates could reduce consumer spending and demand for automobiles and light trucks, leading to decreased production by our customers, which could hurt our sales and financial performance. Our sales are also impacted by our customers’ inventory levels and production schedules. Due to the present uncertainty in the economy, some of our customers have been reducing their forecasts for new vehicle production. Decreases in demand for new vehicles may have a significant negative impact on our business. Because we have high fixed production costs, relatively small declines in our customers’ production could significantly reduce our profitability.

We depend on a small number of significant customers.

We derived approximately 31% of our fiscal 2007 sales from direct sales to Ford and General Motors and their subsidiaries globally and 57% of our fiscal 2007 sales from sales to these OEM’s in the United States. In addition, our five largest customers (Ford, General Motors, Renault/Nissan, Daimler, and Toyota) and their subsidiaries accounted for approximately 56% of our global sales in fiscal 2007. We may not be able to maintain our current relationships with these customers or continue to supply them at current levels. Furthermore, Ford and General Motors have had declining market share in North America in recent years, resulting in reduced demand for their vehicles in this market. Our sales also depend on the particular vehicle platforms that include our products. If production of those vehicle platforms were to be decreased or discontinued, our sales would be reduced. The loss of a significant portion of sales to any of our significant customers could have a material adverse effect on our business. In addition, certain of our customers have filed for bankruptcy protection in the past and additional customers may file for bankruptcy protection in the future. This could result in adverse changes in these customers’ production levels, pricing, and payment terms and could limit our ability to collect receivables, which could harm our business or results of operations.

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

Increased cost of supplies and raw materials could affect our financial health.

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

Our results of operations could be adversely affected by the high price of gasoline.

The demand for our products depends, in large part, on the demand from the automotive industry we serve and on other economic metrics, such as gasoline prices, which influence industry demand. A prolonged increase in the market price of gasoline and other fuel products may result in less disposable income of consumers and lower spending by consumers on automobiles and automotive parts. This could result in a decreased demand for vehicles incorporating our products, which could negatively affect our results of operations. It is difficult to predict the precise long-term economic effects of high gasoline prices on the economy, the automotive industry generally, or our results of operations.

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

Approximately 80% of our consolidated net sales in fiscal 2007 were from operations outside the United States. We expect sales from our international operations to continue to represent a substantial and growing portion of our business. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including foreign exchange controls;

•	foreign laws or regulations may restrict our ability to repatriate cash from foreign operations;

•	necessary export licenses or customs clearances may be difficult to obtain;

•	intellectual property rights may be more difficult to enforce in foreign countries;

•	political or economic conditions or exposure to local social unrest, including any resultant acts of war, terrorism or similar events in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	compliance with a variety of foreign laws and regulations may be difficult;

•	in certain countries we are subject to nationwide collective labor agreements that we did not negotiate;

•	labor laws in certain countries may make it more difficult or expensive to reduce our labor force in response to reduced demand;

•	differing foreign tax structures may subject us to additional taxes or affect our ability to repatriate cash from our foreign subsidiaries; and

•	fluctuations in exchange rates between the operating currencies of our international operations relative to the U.S. dollar may adversely affect the value of our international assets and results of operations as reported in U.S. dollars, as well as the comparability of period-to-period results of operations.

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

We rely on a combination of patents, trade secrets, trademarks and copyrights to protect our intellectual property, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. We are currently involved in litigation in which the plaintiff has asserted that we have infringed on its patents. This litigation, and possible future litigation, could result in substantial costs and diversion of our efforts and could adversely affect our business, whether or not we are ultimately successful. For more information on this litigation, see the section entitled “Legal Proceedings” at page 17.

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

Many employees of our major customers and certain of our employees are unionized. Certain of our employees in the United States are represented by the United Steel Workers Union, all of whom are employed at our facility in Akron, Ohio. Our current contract with the United Steel Workers Union expires in fiscal 2010, although we are required to discuss potential changes to retiree health care benefits during fiscal 2008. As is common in Mexico and many European jurisdictions, substantially all of our employees in Europe and Mexico are covered by country-wide collective bargaining agreements, which are subject to negotiations on an annual basis. Although we believe that our relations with our employees are good, a dispute between us and our employees could have a material adverse effect on our business. In addition, significant percentages of the workforces at certain of our major customers and their suppliers are unionized. Strikes or labor disputes at a major customer or one of their key suppliers could result in reduced production of vehicles incorporating our products. This would reduce demand for our products and could have a material adverse effect on our sales and results of operations during the affected periods.

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

We record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets, and production tooling. During fiscal 2007 we recorded total asset impairment losses, other restructuring charges, and facility exit costs of $85.5 million and we may incur significant similar losses and charges with respect to other facilities in the future. In connection with our emergence from Chapter 11 and the application of fresh start accounting, we recorded significant increases in goodwill and intangible assets. At January 31, 2008 we had approximately $409.2 million in goodwill and other intangible assets recorded on our Consolidated Balance Sheets. We are required to evaluate annually whether our goodwill and other intangible assets have been impaired. Any future write-off of a significant portion of goodwill or intangible assets would have an adverse effect on our financial condition and results of operations.

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

Risks Related to Our Capital Structure

We have substantial levels of debt and debt service that will divert a significant amount of cash from our business operations.

We have substantial levels of debt, including debt under our Second Amended and Restated Credit Agreement (New Credit Facility) and 8.25% Senior Notes due 2015 (New Notes), and other debt instruments. As of January 31, 2008 we have approximately $688.9 million of total indebtedness and approximately $160.2 million of cash and cash equivalents. In addition to the debt under our New Credit Facility and under the New Notes, we may incur significant additional debt in the future. The degree to which we will be leveraged could have important consequences, including:

•	requiring a substantial portion of our cash flow from operations to be dedicated to debt service and therefore not available for our operations, capital expenditures, and future business opportunities;

•	increasing our vulnerability to a downturn in general economic conditions or in our business;

•	limiting our ability to adjust to changing market conditions, placing us at a competitive disadvantage compared to our competitors that have relatively less debt; and

•	limiting our ability to obtain additional financing or access additional funds under our New Credit Facility for capital expenditures, working capital, or general corporate purposes.

Restrictions and covenants in the indenture governing the New Notes and the New Credit Facility limit our ability to take certain actions and may limit access to our revolving credit facility.

Our New Credit Facility, the indenture under which the New Notes have been issued, and our other debt agreements contain a number of significant covenants that, among other things, restrict our ability, and the ability of our subsidiaries, to:

•	declare dividends or redeem or repurchase capital stock;

•	cancel, prepay, redeem, or repurchase debt;

•	incur liens and engage in sale-leaseback transactions;

•	make loans and investments;

•	incur indebtedness;

•	amend or otherwise alter certain debt documents;

•	engage in mergers, acquisitions, and asset sales;

•	enter into transactions with affiliates; and

•	alter the business we conduct.

In addition, the New Credit Facility requires us to satisfy certain financial covenants, and we may become subject to additional or more restrictive covenants in connection with future borrowing. These covenants may prevent us from accessing any revolving credit line and may limit our liquidity. Our ability to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under any of our debt instruments, there would be a default which could result in acceleration of our debt and potentially our bankruptcy. Additionally, a default resulting from our failure to comply with such covenants or the applicable borrowing conditions would preclude us from borrowing additional funds. Compliance with the covenants could cause us to conduct our business, or to forgo opportunities, in such a manner as to materially harm our business.

We may not generate sufficient cash flow to fund required capital expenditures, and for that and other reasons we may need additional financing in the future, which we may be unable to obtain.

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

A portion of our debt, including our borrowings under our New Credit Facility, bears interest at variable rates. Any increase in the interest rates will increase our expenses and reduce funds available for our operations and future business opportunities. Increases in interest rates will also increase the risks resulting from our significant debt levels. Due to the increase in our operations outside the United States, we have experienced increased foreign currency exchange gains and losses in the ordinary course of our business. Fluctuations in exchange rates may have a material impact on our financial condition, since euro-denominated debt is converted into U.S. dollars for financial reporting, and cash flows generated in other currencies will be used, in part, to service the dollar-denominated portion of our debt. This fluctuation could result in an increase in our overall leverage and could result in less cash flow available for our operations, capital expenditures, and repayment of our obligations. In addition, fluctuations in foreign currency exchange rates may affect the value of our foreign assets as reported in U.S. dollars and may adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Although we attempt to hedge against fluctuations in interest rates or exchange rates, such fluctuations may have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results.

Our credit rating may be downgraded in the future.

Our debt is rated by nationally recognized statistical rating organizations. Although certain of our debt ratings were recently upgraded, such ratings may be downgraded in the future. While these actions do not affect our current cost of borrowing, they could significantly reduce our access to the debt markets and increase the cost of incurring additional debt. There can be no assurance that we will be able to maintain our current credit ratings. Should we be unable to maintain our current credit ratings, we could experience an increase in our borrowing costs or difficulty accessing capital markets. Such a development could adversely affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate 6 facilities in North America, 11 facilities in Europe, and 6 facilities in South America, Asia, and South Africa. We believe that our plants are adequate and suitable for the manufacturing of products for the markets in which we sell. During fiscal 2007 most of our production facilities operated at or near full capacity. Our properties in Belgium, Brazil, Czech Republic, Germany, Italy, Mexico, Spain, and the United States are subject to mortgages or deeds of trust granted to Citibank North America, Inc. to secure our obligations under the New Credit Facility.

The following table summarizes our operating facilities:

Owned/
Location	Segment	Purpose	Leased

North America
Akron, OH	Automotive Wheels	Manufacturing	Owned
Chihuahua, Mexico	Automotive Wheels	Manufacturing	Owned
Gainesville, GA	Automotive Wheels	Manufacturing World Headquarters,	Owned
Northville, MI	Other	R&D	Owned
Nuevo Laredo, Mexico*	Other	Manufacturing	Owned
Sedalia, MO	Automotive Wheels	Manufacturing	Owned
Europe
Barcelona, Spain	Automotive Wheels	Manufacturing	Owned
Dello, Italy	Automotive Wheels	Manufacturing	Owned
Hoboken, Belgium	Automotive Wheels	Manufacturing	Owned
Königswinter, Germany (2 facilities)	Automotive Wheels	Manufacturing	Owned
Manisa, Turkey (3 facilities)	Automotive Wheels	Manufacturing	Owned
Manresa, Spain	Automotive Wheels	Manufacturing	Owned
Ostrava, Czech Republic (2 facilities)	Automotive Wheels	Manufacturing	Owned
Rest of the World
Bangkok, Thailand	Automotive Wheels	Manufacturing	Leased
Johannesburg, S. Africa	Automotive Wheels	Manufacturing	Owned
Pune, India	Automotive Wheels	Manufacturing	Leased
Sao Paulo, Brazil (2 facilities)	Automotive Wheels	Manufacturing	Owned
Yokohama, Japan	Automotive Wheels	Sales Office	Leased

*	This facility was reclassified as held for sale during fiscal 2007.

Item 3.	Legal Proceedings

On May 3, 2002 a class action lawsuit was filed against thirteen of our former directors and officers (but not the Company) and KPMG LLP, our independent registered public accounting firm, in the U.S. District Court for the Eastern District of Michigan, seeking damages for a class of persons who purchased our bonds between June 3, 1999 and September 5, 2001 and who claim to have been injured because they relied on our allegedly materially false and misleading financial statements. Additionally, before the commencement of the Chapter 11 Bankruptcy case, four other class actions were filed in the U.S. District Court for the Eastern District of Michigan against us and certain of our directors and officers on behalf of a class of purchasers of our common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. Pursuant to our Plan of Reorganization, we agreed, subject to certain conditions, to indemnify certain of our former directors against certain liabilities, including those matters described above, up to an aggregate of $10 million. During fiscal 2007 we settled with all but one of the plaintiffs. In February 2008 we settled with the final plaintiff and the case has been dismissed. The amount of the settlements was not material.

We were party to a license agreement with Kuhl Wheels, LLC (Kuhl), whereby Kuhl granted us an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (Kuhl Wheel), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between us and Kuhl in connection with our bankruptcy proceeding. The original license agreement (as amended, the License Agreement), dated May 11, 1999, granted us a non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide us with an exclusive worldwide license. On January 14, 2003 we filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the U.S. District Court for the Eastern District of Michigan. We commenced such action seeking a declaration of non-infringement of two U.S. patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against us, and disclosing and using our technologies, trade secrets, and confidential information to develop, market, license, manufacture, or sell automotive wheels. We subsequently dismissed our claims regarding Kuhl’s alleged use of our technologies. We filed summary judgment motions seeking rulings that we do not infringe Kuhl’s patents, that Kuhl’s patents are invalid, and finding in our favor on Kuhl’s non-patent claims in the case. On November 30, 2007 the court awarded summary judgment in our favor on non-infringement of Kuhl’s patents and on Kuhl’s non-patent claims. The court denied our summary judgment motion on the issue of invalidity, determining the motion to be moot in light of the court’s judgment of non-infringement. Kuhl has appealed the District Court’s ruling to the Court of Appeals for the Federal Circuit.

We are the defendant in a patent infringement matter filed in 1997 in the U.S. District Court for the Eastern District of Michigan. Lacks Incorporated (Lacks) alleged that we infringed on three patents held by Lacks relating to chrome-plated plastic cladding for steel wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001 the special master issued a report finding that Lacks’ third patent was invalid and recommending that Lacks’ remaining claims be dismissed; the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. Discovery on the remanded claims is ongoing. In July 2003 Lacks filed an administrative claim in the Bankruptcy Court for $12 million relating to the alleged patent infringement. On August 15, 2007 the special master issued a report finding that the remaining claims at issue in the third patent are invalid and recommending that the trial court grant judgment for us and against Lacks. On November 20, 2007 the trial court accepted the special master’s recommendation. On November 29, 2007 Lacks filed a notice with the trial court that it is appealing the trial court’s ruling to the Federal Circuit Court of Appeals.

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

As a result of activities that took place at our Howell, Michigan facility prior to our acquisition of it, the U.S. Environmental Protection Agency (EPA) recently performed under CERCLA, remediation of PCB’s from soils on our property and sediments in the adjacent south branch of the Shiawassee River. The Michigan Department of Environmental Quality has indicated it intends to perform additional remediation of these soils and river sediments. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. (Cast Forge) (the previous owner of this site) and the State of Michigan, any additional remediation of the PCBs is the financial responsibility of the State of Michigan and not of Cast Forge or its successors or assigns (including us). The EPA concurred in the consent judgment.

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

We had 101,078,653 shares of common stock outstanding and 76 record holders as of April 8, 2008. Our shares trade under the symbol “HAYZ” on the NASDAQ Global Market. The range of sale prices for our common stock as reported by the NASDAQ Global Market from February 1, 2006 through January 31, 2008 ranged from a high of $7.98 per share on April 4, 2007 to a low of $3.05 per share on January 31, 2008. The range of sale prices for our common stock as reported by the NASDAQ Global Market from February 1, 2006 through January 31, 2007 ranged from a high of $5.23 per share on January 16, 2007 to a low of $1.64 per share on August 31, 2006. Although the foregoing prices have been obtained from sources we believe to be reliable, we cannot assure you as to the accuracy of such prices or as to whether other prices higher or lower than those set forth above have been quoted. In addition, such prices reflect interdealer prices that may not include retail mark-up, mark down, or commission and may not necessarily represent actual transactions.

The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share as reported by the NASDAQ Global Market from February 1, 2006 through January 31, 2008:

	High	Low

Fiscal 2007:
Fourth quarter	$5.02	$3.05
Third quarter	5.02	3.70
Second quarter	6.37	4.34
First quarter	7.98	4.26
Fiscal 2006:
Fourth quarter	$5.23	$1.75
Third quarter	3.20	1.64
Second quarter	3.38	2.47
First quarter	3.75	2.04

We did not pay cash dividends on our common stock in fiscal 2007 or fiscal 2006 and do not intend to pay dividends on our common stock in the foreseeable future. We are prohibited from paying cash dividends on our common stock by the terms of our New Credit Facility.

The following graph shows the change in our cumulative total stockholder return for the period from June 9, 2003, the date upon which market data for shares of our common stock became available following our emergence from bankruptcy on June 3, 2003, through the end of our fiscal year ending January 31, 2008, based upon the market price of our common stock, compared with the cumulative total return on the NASDAQ National Market and publicly traded peer group companies in the automotive industry. The graph assumes a total initial investment of $100 as of June 9, 2003, and shows a total return that assumes reinvestment of dividends, if any, and is based on market capitalization at the beginning of each period. The peer group consists of American Axle & Manufacturing Holdings, Inc., ArvinMeritor, Inc., Superior Industries International, Inc., and Tenneco Automotive, Inc. The peer group in the prior year also included Dana Corp. and Tower Automotive, Inc.; due to recent bankruptcy filings, these companies were not included in our current year peer group. The performance on the following graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	Hayes Lemmerz
Date	International, Inc.	Peer Group	Nasdaq Composite

6/9/03	100.00	100.00	100.00
1/31/04	167.12	120.77	128.94
1/31/05	72.84	101.49	128.58
1/31/06	33.88	94.28	143.76
1/31/07	41.51	99.42	153.61
1/31/08	31.97	94.55	149.00

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data for the last five fiscal years ended January 31, 2008. The information set forth below should be read in conjunction with our consolidated financial statements, related notes thereto, and the other information included elsewhere herein. For a discussion of events that may materially affect the comparability of the information reflected in the summary financial data, see “Item 1. Business — Business Overview and Development.” The data reflected in the summary financial information may not be indicative of future results due to the uncertainties described in “Item 1A. Risk Factors.”

The financial results for the years ended January 31, 2008, 2007, 2006, 2005, and the eight months ended January 31, 2004 are presented as the “Successor” periods following the effective date of our emergence from bankruptcy on June 3, 2003 (Effective Date). The pre-emergence financial results for the four months ended May 31, 2003 are presented as the “Predecessor” periods. Comparative financial statements do not straddle the Effective Date because, in effect, the Successor Company represents a new entity.

	Successor(2)					Predecessor(2)
					Eight
	Year	Year	Year	Year	Months	Four
	Ended	Ended	Ended	Ended	Ended	Months
	January 31,	January 31,	January 31,	January 31,	January 31,	Ended May 31,
	2008	2007	2006	2005	2004	2003

Income Statement Data:
Net sales	$2,126.7	$1,796.8	$1,726.2	$1,552.7	$921.1	$449.3
Depreciation and amortization	112.1	111.5	120.8	124.0	74.1	30.9
Asset impairments and other restructuring charges	85.5	32.8	23.1	8.6	28.9	3.8
Goodwill impairment	—	—	185.5	—	—	—
Interest expense, net(1)	62.2	75.2	64.1	42.2	28.3	13.8
Reorganization items	—	—	—	—	—	45.0
Fresh start accounting adjustments	—	—	—	—	—	(63.1)
Income tax expense	29.9	40.2	5.4	13.2	8.0	59.0
Loss from continuing operations before cumulative effect of change in accounting principle and extraordinary gain	(181.8)	(121.5)	(276.4)	(38.0)	(35.0)	(34.9)
Income (loss) from discontinued operations, net of tax of $0.6, ($1.1), ($5.2), $6.4, $3.0, and $1.3, respectively	2.2	(43.0)	(185.0)	(26.9)	(11.5)	1.2
(Loss) gain on sale of discontinued operations, net of tax of $2.0,$0.0 and $3.8, respectively	(14.8)	(2.4)	3.9	—	—	—
Cumulative effect of change in accounting principle, net of tax of $0.8	—	—	—	2.6	—	—
Extraordinary gain, net of tax of $0	—	—	—	—	—	1,076.7

Net (loss) income	$(194.4)	$(166.9)	$(457.5)	$(62.3)	$(46.5)	$1,043.0

Balance sheet data:
Total assets	$1,805.9	$1,691.2	$1,799.2	$2,302.0	$2,297.7
Bank borrowings and current portion of long-term debt	37.7	33.5	40.5	8.4	25.4
Long-term debt	572.2	659.4	668.7	630.9	752.4
Cash dividends paid	—	—	—	—	—
Stockholders’ equity	202.3	101.8	183.3	701.3	595.9
Per Share Data:
Loss from continuing operations before cumulative effect of a change in accounting principle and extraordinary gain	(2.26)	(3.17)	(7.28)	(1.01)	(1.17)
Net loss	(2.41)	(4.36)	(12.06)	(1.66)	(1.55)
Average number of shares outstanding (in thousands)	80,533	38,307	37,942	37,600	30,000

(1)	For the four months ended May 31, 2003, interest expense, net excludes approximately $38.7 million of interest expense that would have accrued during those periods with respect to certain long-term debt classified as liabilities subject to compromise.

(2)	The financial results for the years ended January 31, 2008, 2007, 2006, and 2005, and the eight months ended January 31, 2004 are presented as the “Successor” periods following the effective date of our emergence from bankruptcy on June 3, 2003. The pre-emergence financial results for the four months ended May 31, 2003, are presented as the “Predecessor” period. Comparative financial statements do not straddle such effective date because, in effect, the Successor Company represents a new entity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes thereto, and the other information included elsewhere herein.

Executive Summary

Company Overview

Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a supplier of automotive powertrain components. We have global operations with 23 facilities, including business and sales offices, manufacturing facilities, and technical centers, located in 13 countries around the world. We sell our products to the major manufacturers of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

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

We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into two reportable segments: Automotive Wheels and Other. The Automotive Wheels segment includes results from our operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Other segment includes the results of our powertrain components facility in Nuevo Laredo, Mexico and financial results related to the corporate office and the elimination of certain intercompany activities.

Our former suspension, automotive brake, powertrain, and aluminum component facilities in Cadillac, Southfield, Montague, and Homer Michigan; Bristol and Wabash, Indiana; Tegelen and Nieuw Bergen, The Netherlands; Antwerp, Belgium; and Monterrey, Mexico, as well as our current facility in Nuevo Laredo, Mexico, were previously included in a separate Components segment. The Cadillac, Michigan facility was sold in fiscal 2005. The Southfield, Michigan facility was sold in fiscal 2006. The facilities in Montague, Michigan and Bristol, Indiana were sold in the first quarter of fiscal 2007. The facilities in Wabash, Indiana; Tegelen and Nieuw Bergen, The Netherlands; and Antwerp, Belgium were sold in the second quarter of fiscal 2007. The facilities in Homer, Michigan and Monterrey, Mexico were sold in the fourth quarter of fiscal 2007. Except for the Wabash, Indiana facility, these were reclassified to discontinued operations and assets held for sale in the relevant periods. With the classification of the automotive brake facilities as discontinued operations in the third quarter of fiscal 2007, we combined the results of the remaining Components facility in Nuevo Laredo with the Other segment.

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

In fiscal 2007, we had sales of $2.1 billion, with approximately 80% of our net sales for that period derived from international markets. In fiscal 2006, we had sales of $1.8 billion, with approximately 75% of our net sales for that period derived from international markets.

Results of Operations

Consolidated Results — Comparison of Fiscal 2007 to Fiscal 2006

The following table presents selected information about our consolidated results of operations for the fiscal years indicated (dollars in millions):

	Year Ended January 31,
	2008	2007	$ Change	% Change

Net sales:
Automotive Wheels	$2,051.9	$1,671.9	$380.0	22.7%
Other	74.8	124.9	(50.1)	(40.1)%

Total	$2,126.7	$1,796.8	$329.9	18.4%

Gross profit	$209.0	$159.0	$50.0	31.4%
Marketing, general, and administrative	153.5	125.3	28.2	22.5%
Amortization of intangible assets	10.2	10.2	—	0.0%
Asset impairments and other restructuring charges	85.5	32.8	52.7	160.7%
Other income, net	(1.5)	(13.8)	12.3	(89.1)%

(Loss) earnings from operations	(38.7)	4.5	(43.2)	(960.0)%
Interest expense, net	62.2	75.2	(13.0)	(17.3)%
Other non-operating expense	8.5	—	8.5	N/C
Loss on early extinguishment of debt	21.5	—	21.5	N/C
Income tax expense	29.9	40.2	(10.3)	(25.6)%
Minority interest	21.0	10.6	10.4	98.1%

Loss from continuing operations	(181.8)	(121.5)	(60.3)	49.6%
Loss from discontinued operations, net of tax	(12.6)	(45.4)	32.8	(72.2)%

Net loss	$(194.4)	$(166.9)	$(27.5)	16.5%

N/C — Cannot be calculated

Net sales

Our net sales increased 18.4% or $329.9 million to $2,126.7 million during fiscal 2007 from $1,796.8 million during fiscal 2006. Higher volumes increased sales by $94 million and resulted primarily from an increase in international wheels demand, partially offset by a decrease in domestic volumes. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar and the impact of higher metal pass-through pricing increased sales by $139 million and $60 million, respectively. Favorable product mix increased sales by $79 million, partially offset by lower pricing. Sales decreased by $36 million due to the sale of our Wabash, Indiana powertrain facility in July 2007.

Gross profit

Our gross profit increased 31.4% or $50.0 million from $159.0 million in fiscal 2006 to $209.0 million in fiscal 2007. Higher volumes and favorable product mix increased gross profit by $23 million, while favorable foreign exchange rate fluctuations and lower U.S. pension and retiree medical expenses increased gross profit by $18 million. The sale of the Wabash Indiana facility, which had been experiencing ongoing losses, improved gross profit by approximately $8 million compared to the prior year.

Marketing, general, and administrative

Our marketing, general, and administrative expenses increased 22.5% or $28.2 million from $125.3 million in fiscal 2006 to $153.5 million in fiscal 2007. Approximately $8 million of the increase was due to foreign exchange fluctuations. In addition, expenses were $10 million higher due to the effects of the equitable adjustments on stock based compensation (See Note 15, “Stock Based Compensation” to the consolidated financial statements included herein) and the settlement of a lawsuit with certain of our former directors. The remainder of the increase was due to higher fees for professional services, primarily fees incurred related to the capital restructuring, and increased employee expenses.

Asset impairments and other restructuring charges

We recorded total asset impairment losses and other restructuring charges of $85.5 million for the year ended January 31, 2008. In the Automotive Wheels segment, asset impairment losses and other restructuring charges were $52.8 million, which included facility closure costs of $3.3 million related to our facilities located in Huntington, Indiana; Howell, Michigan; and La Mirada, California, impairments of $49.0 million for our Gainesville, Georgia; Chihuahua, Mexico; and Hoboken, Belgium facilities, and impairments of $0.5 million of machinery and equipment at our Sao Paulo, Brazil facility. In our Other segment, asset impairment losses and other restructuring charges were $32.7 million, which included $0.3 million of facility closure costs related to our technical center in Ferndale, Michigan. The Other segment also included impairments of $31.3 million and severance of $0.6 million for our Nuevo Laredo, Mexico powertrain facility as well as impairments of $0.3 million and severance of $0.2 million at our corporate offices.

During fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment charges of $32.8 million. In the Automotive Wheels segment we recorded expense of $24.5 million, which included continuing facility closure costs of $3.6 million related to our facilities located in Huntington, Indiana; Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky. Impairments of $16.8 million were also recorded for our Huntington, Indiana; Howell, Michigan; and Hoboken, Belgium facilities. Severance charges of $4.1 million were related to our Huntington, Indiana; Dello, Italy; and Hoboken, Belgium facilities. The asset impairment losses and other restructuring charges for the Other segment were $8.3 million, which consisted of facility and machinery and equipment impairments of $4.7 million for our Wabash, Indiana facility as well as $0.5 million of impairments at our corporate offices in Northville, Michigan. The Other segment expense also included severance charges of $3.1 million mainly related to $1.2 million for a reduction-in-force at our Technology Center in Ferndale, Michigan, other restructuring charges of $1.1 million at our Laredo, Texas facility, and severance of $0.8 million at our corporate offices.

Other income, net

Other income, net decreased from the prior year by $12.3 million from $13.8 million in fiscal 2006 to $1.5 million in fiscal 2007. This change is largely due to the loss on sale of our Wabash, Indiana facility of $11.0 million recorded during fiscal 2007.

Interest expense, net

Interest expense decreased from the prior year by $13.0 million, from $75.2 million in fiscal 2006 to $62.2 million in fiscal 2007. The decrease was driven by the restructuring of our debt during fiscal 2007, which reduced both overall debt levels and interest rates, partially offset by higher short-term interest rates and the impact of foreign exchange rates relative to the U.S. dollar on interest payable on our euro-denominated debt. As of January 31, 2008 our variable rate and fixed rate debt was 38% and 62% of total debt, respectively.

Other non-operating expense

During fiscal 2007 we recognized $8.5 million of other non-operating expense. This includes $5.5 million of realized foreign currency exchange loss on currency swaps resulting from the liquidation of HLI Netherlands BV, $4.1 million due to a liability recognized for a put option agreement with the minority shareholders at our Kalyani, India joint venture, partially offset by $1.1 million at our Brazil aluminum plant for a realized foreign currency exchange gain.

Income taxes

Income tax expense was $29.9 million for fiscal 2007 and $40.2 million for fiscal 2006. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income. Income tax expense for fiscal 2006 includes an expense of $7.9 million for the recognition of a valuation allowance against the deferred tax assets of Hoboken, Belgium.

Discontinued operations

On November 9, 2007 we completed the sale of our Automotive Brake Components division (Brakes business) to Brembo North America, Inc., a subsidiary of Brembo S.p.A., which acquired all of the stock of two subsidiary companies that ran our brake manufacturing operations in Homer, Michigan and Monterrey, Mexico, and certain assets used in connection with the division’s sales, marketing and engineering group located at our headquarters in Northville, Michigan. Proceeds from the sale were approximately $57 million. We recognized a gain on the sale of approximately $16.8 million. These facilities made up our Brakes business and were part of our previously reported Components segment.

On June 29, 2007 our wholly owned subsidiary Hayes Lemmerz Holding GmbH, completed the sale of all of the issued and outstanding shares of capital stock of MGG Group B.V. (MGG Group) to an affiliate of ECF Group, a privately held company based in the Netherlands and Switzerland. MGG Group and its subsidiaries operate aluminum casting and machining facilities located in Tegelen and Nieuw Bergen, the Netherlands and in Antwerp, Belgium and represented our International Components business. We received proceeds of approximately $17.5 million, and recorded a loss on the sale of $27.5 million. These facilities made up our International Components business and were part of our previously reported Components segment.

In the beginning of fiscal 2007 we divested our suspension business operations in Bristol, Indiana and Montague, Michigan. We received consideration for the sale of approximately $26.2 million, which consisted of approximately $21.1 million in cash plus the assumption of approximately $5.1 million of debt under capital leases for equipment at the facilities. We recorded a loss on the sale of $3.6 million. In October 2006 we sold the outstanding shares of stock of our Southfield, Michigan iron suspension components machining plant. We received net cash proceeds of approximately $18 million and recorded a loss on the sale of $1.7 million. In fiscal 2005 we sold our suspension facility in Cadillac, Michigan. These facilities made up our suspension components business (Suspension business) and were part of our previously reported Components segment. We divested these operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses.

The Brakes, International Components, and Suspension businesses are accounted for as discontinued operations in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). Accordingly, the operating results of the business in the prior years were reclassified as discontinued operations.

The loss from discontinued operations in fiscal 2007 was $12.6 million, an improvement of $32.8 million over the prior year loss of $45.4 million, primarily due to lower operating losses from the businesses sold during fiscal 2007. There were no impairments to any of our discontinued operations recorded during fiscal 2007, as compared to $53 million recorded in fiscal 2006. Lower gross profit and higher losses on sales of property, plant, and equipment during fiscal 2007 were partially offset by lower marketing, general, and administrative costs as compared to fiscal 2006.

Net loss

Due to factors mentioned above, net loss during fiscal 2007 was $194.4 million as compared to $166.9 million during fiscal 2006.

Segment Results — Comparison of Fiscal 2007 to Fiscal 2006

Automotive Wheels

The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the fiscal years indicated (dollars in millions):

	Year Ended January 31,
	2008	2007	$ Change

Net sales	$2,051.9	$1,671.9	$380.0
Asset impairments and other restructuring charges:
Facility closure costs	$3.3	$3.6	$(0.3)
Impairment of machinery, equipment, and tooling	49.5	16.8	32.7
Severance and other restructuring costs	—	4.1	(4.1)

Total asset impairments and other restructuring charges	$52.8	$24.5	$28.3
Earnings from operations	$36.7	$53.3	$(16.6)

Net sales

Net sales in our Automotive Wheels segment improved by $380.0 million from $1,671.9 million during fiscal 2006 to $2,051.9 million during fiscal 2007. Volumes at our international locations accounted for approximately $113 million of the increase. In addition, foreign exchange rates relative to the U.S. dollar increased sales approximately $139 million. Higher metal pass-through pricing increased sales $60 million. The remainder of the increase in sales was due to favorable product mix, partially offset by lower pricing.

Asset impairments and other restructuring charges

The asset impairment losses and other restructuring charges for the Automotive Wheels segment were $52.8 million, which included facility closure costs of $3.3 million related to our facilities located in Huntington, Indiana; Howell, Michigan; and La Mirada, California. Impairments of $49.0 million were recorded for our Gainesville, Georgia; Chihuahua, Mexico; and Hoboken, Belgium facilities. Impairments of $0.5 million were recorded for machinery and equipment at our Sao Paulo, Brazil facility.

The asset impairment losses and other restructuring charges during fiscal 2006 were $24.5 million, which included continuing facility closure costs of $3.6 million related to our facilities located in Huntington, Indiana; Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky. Impairments of $16.8 million were also recorded for our Huntington, Indiana and Howell, Michigan facilities and Hoboken, Belgium facility. Severance charges of $4.1 million were related to our Huntington, Indiana; Dello, Italy; and Hoboken, Belgium facilities.

Earnings from operations

Earnings from operations decreased by $16.6 million from $53.3 million during fiscal 2006 to $36.7 million during fiscal 2007. Higher unit volumes, favorable product mix, and price changes, net of higher metal costs, increased earnings by approximately $35 million. Favorable foreign exchange rates of $15 million were offset by higher manufacturing costs. In addition, higher asset impairments of $28 million and increased marketing, general, and administrative expenses of $23 million also reduced earnings in fiscal 2007.

Other

The following table presents net sales, earnings from operations, and other information for the Other segment for the fiscal years indicated (dollars in millions):

	Year Ended January 31,
	2008	2007	$ Change

Net sales	$74.8	$124.9	$(50.1)
Asset impairments and other restructuring charges:
Facility closure costs	$0.3	$—
Impairment of land, building, machinery, equipment, tooling, and definite lived intangible assets	31.6	5.2	26.4
Severance and other restructuring costs	0.8	3.1	(2.3)

Total asset impairments and other restructuring charges	$32.7	$8.3	$24.4
Loss from operations	$(75.4)	$(48.8)	$(26.6)

Net sales

Net sales in our Other segment decreased $50.1 million from $124.9 million during fiscal 2006 to $74.8 million during fiscal 2007. The sale of the Wabash, Indiana facility in fiscal 2007 resulted in a decrease of sales of $36 million as compared to the prior year. The remainder of the decrease is primarily due to lower volumes at our powertrain facility in Nuevo Laredo, Mexico.

Asset impairments and other restructuring charges

Asset impairment losses and other restructuring charges during fiscal 2007 were $32.7 million, which included $0.3 million of facility closure costs related to our technical center in Ferndale, Michigan as well as impairments of $31.3 million and severance of $0.6 million for our Nuevo Laredo, Mexico powertrain facility. Also included were impairments of $0.3 million and severance of $0.2 million were recorded at our corporate offices.

The asset impairment losses and other restructuring charges during fiscal 2006 were $8.3 million. Facility and machinery and equipment impairments of $4.7 million were recorded for our Wabash, Indiana facility as well as $0.5 million of impairments at our corporate offices in Northville, Michigan. The severance charges of $3.1 million mainly related to $1.2 million for a reduction-in-force at our Technology Center in Ferndale, Michigan, other restructuring charges of $1.1 million at our Laredo, Texas facility, and severance of $0.8 million at our corporate offices.

Loss from operations

Loss from operations increased $26.6 million from $48.8 million in fiscal 2006 to $75.4 million in fiscal 2007. The sale of the Wabash, Indiana facility improved earnings during fiscal 2007 by approximately $5 million as did lower depreciation of $4 million. In addition, asset impairments were $24 million higher as compared to the prior year, and the current year includes $12 million of losses recorded on the sale of property, plant, and equipment as compared to no losses recorded in the prior year.

Results of Operations

Consolidated Results — Comparison of Fiscal 2006 to Fiscal 2005

The following table presents selected information about our consolidated results of operations for the fiscal years indicated (dollars in millions):

	Year Ended January 31,
	2007	2006	$ Change	% Change

Net sales:
Automotive Wheels	$1,671.9	$1,601.5	$70.4	4.4%
Other	124.9	124.7	0.2	0.2%

Total	$1,796.8	$1,726.2	$70.6	4.1%

Gross profit	$159.0	$141.7	$17.3	12.2%
Marketing, general, and administrative	125.3	123.1	2.2	1.8%
Amortization of intangible assets	10.2	13.1	(2.9)	(22.1)%
Asset impairments and other restructuring charges	32.8	23.1	9.7	42.0%
Goodwill impairment	—	185.5	(185.5)	(100.0)%
Other income, net	(13.8)	(4.8)	(9.0)	187.5%

Earnings (loss) from operations	4.5	(198.3)	202.8	(102.3)%
Interest expense, net	75.2	64.1	11.1	17.3%
Other non-operating expense	—	0.8	(0.8)	(100.0)%
Income tax expense	40.2	5.4	34.8	644.4%
Minority interest	10.6	7.8	2.8	35.9%

Loss from continuing operations	(121.5)	(276.4)	154.9	(56.0)%
Loss from discontinued operations, net of tax	(45.4)	(181.1)	135.7	(74.9)%

Net loss	$(166.9)	$(457.5)	$290.6	(63.5)%

Net sales

Our net sales increased 4.1% or $70.6 million to $1,796.8 million during fiscal 2006 from $1,726.2 million during fiscal 2005. Higher overall sales volumes increased sales by $60 million and primarily resulted from an increase in international wheel volumes, which were partially offset by a decrease in domestic volumes. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar and the impact of higher metal pass-through pricing increased sales by $43 million and $54 million, respectively. The remaining sales change was due to lower pricing and an unfavorable product mix.

Gross profit

Our gross profit increased $17.3 million or 12.2% in fiscal 2006 to $159.0 million from $141.7 million in fiscal 2005. Higher unit volumes, lower depreciation, and favorable foreign exchange rates increased gross profit by approximately $27 million, while lower pricing and an unfavorable product mix resulted in a decline in gross profit of $38 million. The remaining increase in gross profit is primarily attributable to reductions in hourly wages and benefits and improved operational efficiencies.

Marketing, general, and administrative

Our marketing, general, and administrative expense increased $2.2 million or 1.8% to $125.3 million from $123.1 million in fiscal 2005. This was primarily due to foreign exchange fluctuations, partially offset by the reductions in salaried wages and benefits during fiscal 2006.

Asset impairments and other restructuring charges

During fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment charges of $32.8 million. In the Automotive Wheels segment we recorded expense of $24.5 million, which included continuing facility closure costs of $3.6 million related to our facilities located in Huntington, Indiana; Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky. Impairments of $16.8 million were also recorded for our Huntington, Indiana; Howell, Michigan; and Hoboken, Belgium facilities. Severance charges of $4.1 million were related to our Huntington, Indiana; Dello, Italy; and Hoboken, Belgium facilities. In the Other segment, we recorded employee restructuring and asset impairment charges of $8.3 million, which included facility and machinery and equipment impairments of $5.2 million for our Wabash, Indiana facility and corporate office. Severance charges of $3.1 million were recorded for reductions-in force at our technical center in Ferndale, Michigan, our Nuevo Laredo, Mexico powertrain facility, and our corporate offices.

During fiscal 2005 we recorded $23.1 million of facility closure, employee restructuring, and asset impairment charges, which includes $3.3 million of continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, we recorded an impairment of $9.3 million to the assets of our Huntington, Indiana facility, which was closed in fiscal 2006. In our international wheels operations, we recorded restructuring costs of $5.0 million for the Manresa, Spain and Hoboken, Belgium facilities to more closely align capacity with expected demand and as a result of productivity initiatives. We recorded total asset impairments and other restructuring charges of $5.5 million in fiscal 2005 related to the Ferndale, Michigan technical center facility. During our testing of recoverability of long lived assets under SFAS 144, the asset values of this facility was not deemed recoverable based on our most recent projections. Therefore, it was written down to fair value.

Goodwill impairment

In fiscal 2005 we recorded a goodwill impairment charge of $185.5 million based on our long range forecast, which indicated a significant decline in the fair value of goodwill in our Automotive Wheels segment. In fiscal 2006, based on our goodwill impairment assessment, we did not record any impairment to the goodwill.

Interest expense, net

Interest expense increased $11.1 million to $75.2 million during fiscal 2006 from $64.1 million during fiscal 2005. The increase was driven primarily by higher short-term interest rates.

Income taxes

Income tax expense was $40.2 million for fiscal 2006 compared to expense of $5.4 million for fiscal 2005. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income. Income tax expense for fiscal 2006 includes an expense of $7.9 million for the recognition of a valuation allowance against the deferred tax assets of Hoboken, Belgium.

Discontinued operations

On November 9, 2007 we completed the sale of our Automotive Brake Components division to Brembo North America, Inc. Under the agreement, Brembo North America, Inc., a subsidiary of Brembo S.p.A., acquired all of the stock of two subsidiary companies that ran the brake manufacturing operations in Homer, Michigan and Monterrey, Mexico, and certain assets used in connection with the division’s sales, marketing and engineering group located at our headquarters in Northville, Michigan. Proceeds from the sale were approximately $57 million. We recognized a gain on the sale of approximately $16.8 million. These facilities made up our brakes business, and were part of our previously reported Components segment.

On June 29, 2007 our wholly owned subsidiary Hayes Lemmerz Holding GmbH, completed the sale of all of the issued and outstanding shares of capital stock of MGG Group B.V. to an affiliate of ECF Group, a privately held company based in the Netherlands and Switzerland. MGG Group and its subsidiaries operate aluminum casting and machining facilities located in Tegelen and Nieuw Bergen, the Netherlands and in Antwerp, Belgium, and represented our International Components business. We received proceeds of approximately $17.5 million, and recorded a loss on the sale of $27.5 million. These facilities made up our international components business and were part of our previously reported Components segment.

In the beginning of fiscal 2007 we divested our suspension business operations in Bristol, Indiana and Montague, Michigan. We received consideration for the sale of approximately $26.2 million, which consisted of approximately $21.1 million in cash plus the assumption of approximately $5.1 million of debt under capital leases for equipment at the facilities. We recorded a loss on the sale of $3.6 million. In October 2006 we sold the outstanding shares of stock of our Southfield, Michigan iron suspension components machining plant. We received net cash proceeds of approximately $18 million and recorded a loss on the sale of $1.7 million. In fiscal 2005 we sold our suspension facility in Cadillac, Michigan. There were no proceeds associated with the sale of our Cadillac, Michigan facility and we recorded a loss of $4.7 million. These facilities made up our suspension components business and were part of our previously reported Components segment. We divested these operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses.

On November 14, 2005 we sold our Hub and Drum business (Hub and Drum business) to Precision Partners Holding Company. This decision was part of a larger corporate strategy to focus on our core businesses and to improve liquidity and shareholder value. Under the terms of the stock purchase agreement, the shares were sold for cash proceeds of $53.9 million and we recorded a total gain on the sale of $13.1 million; $12.4 million of the gain was recorded in fiscal 2005 and $0.7 million was recorded during fiscal 2007. The Hub and Drum business was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment.

The Brakes, International Components, Suspension, and Hub and Drum businesses are accounted for as discontinued operations in accordance with SFAS 144. Accordingly, the operating results of the business in the prior years were reclassified as discontinued operations.

The loss from discontinued operations in fiscal 2006 was $45.4 million, an improvement of $135.7 million over the prior year loss of $181.1 million. Of this improvement, $126.9 million was due to lower impairments in fiscal 2006, which totaled $53.4 million compared to $180.3 million in fiscal 2005. The remainder of the change in the loss from discontinued operations was due to lower costs and improved efficiencies, partially offset by losses incurred on dispositions.

Net loss

Due to factors mentioned above, net loss during fiscal 2006 was $166.9 million as compared to $457.5 million during fiscal 2005.

Segment Results — Comparison of Fiscal 2006 to Fiscal 2005

Automotive Wheels

The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the fiscal years indicated (dollars in millions):

	Year Ended January 31,
	2007	2006	$ Change

Net sales	$1,671.9	$1,601.5	$70.4
Asset impairments and other restructuring charges:
Facility closure costs	$3.6	$3.3	$0.3
Impairment of machinery, equipment, and tooling	16.8	9.3	7.5
Impairment of goodwill	—	185.5	(185.5)
Severance and other restructuring costs	4.1	5.0	(0.9)

Total asset impairments and other restructuring charges	$24.5	$203.1	$(178.6)
Earnings (loss) from operations	$53.3	$(150.5)	$203.8

Net sales

Net sales rose $70.4 million or 4.4% to $1,671.9 million from $1,601.5 million in fiscal 2005. Higher unit volumes, primarily on international steel passenger car and truck wheels, increased sales $55 million. In addition, favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased sales $43 million while higher metal pass-through pricing increased sales $45 million. These increases were partially offset by lower pricing and an unfavorable mix.

Asset impairments and other restructuring charges

Asset impairments and other restructuring charges were $24.5 million during fiscal 2006 compared to $203.1 million in fiscal 2005. The fiscal 2006 expense included continuing facility closure costs of $3.6 million related to our facilities located in Huntington, Indiana; Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky. Impairments of $16.8 million were also recorded for our Huntington, Indiana; Howell, Michigan; and Hoboken, Belgium facilities. Severance charges of $4.1 million were related to our Huntington, Indiana; Dello, Italy; and Hoboken, Belgium facilities.

The expense of $203.1 million in fiscal 2005 consisted of $3.3 million of continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, we recorded an impairment of $9.3 million to the assets of our Huntington, Indiana facility, which was closed in fiscal 2006. We also recorded a goodwill impairment charge of $185.5 million based on our long range forecast that indicated a significant decline in the fair value of goodwill in our Automotive Wheels segment. In fiscal 2006, based on our goodwill impairment assessment, we did not record any impairment to the goodwill. In our international wheels operations, we recorded restructuring costs of $5.0 million for the Manresa, Spain and Hoboken, Belgium facilities to more closely align capacity with expected demand and as a result of productivity initiatives.

Earnings from operations

Earnings from operations increased $203.8 million during fiscal 2006 to earnings of $53.3 million compared to a loss of $150.5 million during fiscal 2005. Profitability was negatively affected in fiscal 2005 by $185.5 million goodwill impairment, while no goodwill was impaired during fiscal 2006. Earnings from operations during fiscal 2006 also improved as a result of reductions in wages and benefits, improvements in operational efficiencies including lower depreciation expense, strong unit volumes, and favorable foreign exchange fluctuations. These factors were offset by lower pricing and an unfavorable product mix.

Other

The following table presents net sales, earnings from operations, and other information for the Other segment for the fiscal years indicated (dollars in millions):

	Year Ended January 31,
	2007	2006	$ Change

Net sales	$124.9	$124.7	$0.2
Asset impairments and other restructuring charges:
Impairment of land, building, machinery, equipment, and tooling	5.2	5.5	(0.3)
Severance and other restructuring costs	3.1	—	3.1

Total asset impairments and other restructuring charges	$8.3	$5.5	$2.8
Loss from operations	$(48.8)	$(47.8)	$(1.0)

Net sales

Net sales rose $0.2 million or 0.2% to $124.9 million from $124.7 million in fiscal 2005. Higher metal pass-through pricing was offset by lower volumes and pricing.

Asset impairments and other restructuring charges

Asset impairments and other restructuring charges were $8.3 million during fiscal 2006 compared to $5.5 million in fiscal 2005. Facility and machinery and equipment impairments of $5.2 million were recorded for our Wabash, Indiana plant and corporate headquarters. The severance charges of $3.1 million related primarily to a reduction-in-force at our technical center in Ferndale, Michigan; our Nuevo Laredo, Mexico facility; and corporate offices.

In fiscal 2005, asset impairments of $5.5 million were recorded for our Ferndale, Michigan technical center. During our testing of recoverability of long lived assets under SFAS 144, the asset values of this facility was not deemed recoverable based on projections, and, therefore, these assets were written down to fair value.

Loss from operations

Loss from operations for the Other segment was $48.8 million during fiscal 2006 compared to a loss of $47.8 million during fiscal 2005. Loss from operations increased slightly due to higher severance and restructuring costs, partially offset by lower costs due to reduced headcount and reductions in wages and benefits.

Liquidity and Capital Resources

Sources of Liquidity

The principal sources of liquidity for our future operating, capital expenditure, facility closure, restructuring, and reorganization requirements are expected to be (i) cash flows from continuing operations, (ii) cash and cash equivalents on hand, (iii) proceeds related to our trade receivable securitization and financing programs, and (v) borrowings from the Revolving Credit Facility. While we expect that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future business and capital market conditions.

Capital Resources

As of January 31, 2008 and 2007, we had a $25 million and $65 million domestic accounts receivable securitization facility, respectively. There was nothing financed under the program as of January 31, 2008 and a total of $37 million was financed as of January 31, 2007.

During fiscal 2005 we established an accounts receivable financing program in Germany with a local financial institution. Borrowings under this program of $29.6 million and $25.9 million at January 31, 2008 and January 31, 2007, respectively, are included in short term bank borrowings.

In fiscal 2006 we established an accounts receivable factoring program in the Czech Republic with a local financial institution. The program limit is approximately $28 million. As of January 31, 2008 and 2007, a total of $19.7 and $13.4 million, respectively, was factored under this program. The transactions are accounted for as sales of receivables under the provisions of FASB SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) and the receivables are removed from the Consolidated Balance Sheets.

On May 30, 2007 we closed on a Rights Offering (Rights Offering) of up to $180 million of common stock to our stockholders at a subscription price of $3.25 per share. The Rights Offering, as well as a Direct Investment of $13.1 million by Deutsche Bank Securities, Inc. was approved at a special meeting of stockholders held on May 4, 2007. Net proceeds, after fees and expenses, were used to repurchase the outstanding 10 1/2% Senior Notes due 2010.

At January 31, 2008 we had commitments for capital expenditures of approximately $32 million and we anticipate capital expenditures during fiscal 2008 to range between $95 million and $105 million. The purposes of such commitments for capital expenditures include continued expansion of our international operations, investments in technologies to improve productivity, and maintenance of existing facilities and equipment. We anticipate funding our capital expenditures primarily from cash flows from operations.

Cash Flows

Operating Activities:  Cash provided by operating activities from our continuing operations was $107.7 million in fiscal 2007, compared to $70.7 million in the prior year. The $37.0 million improvement was primarily attributable to improved gross margins which, excluding depreciation and tooling amortization, increased $50.6 million in fiscal 2007 compared to the prior year. In fiscal 2006, cash flow of approximately $39 million was generated by increased availability and utilization of our domestic accounts receivable facility and the establishment of a securitization facility in the Czech Republic. At the end of fiscal 2007, the domestic securitization facility was not used, resulting in a $37 million of unfavorable cash flow. The unfavorable impact of these securitization transactions in a comparison of cash flows from fiscal 2007 to fiscal 2006 was $76 million. This was largely offset by improved cash generation from higher accounts payable balances. During fiscal 2007, accounts payable was positively affected by improved vendor terms, including special year end terms, which resulted from the improved liquidity due to the rights offering and debt refinancing during the second quarter, and payment timing in January 2007.

Investing Activities:  Cash used for investing activities was $100.1 million in fiscal 2007, as compared to cash used of $59.8 million in fiscal 2006. The higher use of cash was primarily due to $32 million in higher capital expenditures during fiscal 2007, mainly a result of capacity expansions in Turkey, India, and Thailand. In addition, proceeds from asset disposals decreased $7.9 million from the prior year.

Financing Activities:  Cash provided by financing activities was $15.5 million in fiscal 2007, compared to a use of cash of $27.2 million in fiscal 2006. Net proceeds from a fiscal 2007 stock rights offering were $185.4 million. The equity proceeds were primarily used to refinance existing debt, which decreased by $135.5 million in comparison to the previous year, compared to a decrease of $20.9 million in fiscal 2006. In addition, the refinancing resulted in fiscal 2007 cash outlays of $9.0 million for call premiums on the old 10.5% senior notes and $14.8 million in bank fees.

Credit Ratings

	S&P	Moody’s	Fitch

Corporate rating	B	B3	B
Bank debt rating	BB−	B2	BB/RR1
New Senior Note rating	CCC+	Caa2	B-/RR5

In March 2008 S&P raised their rating of the New Senior Notes from CCC+ to B−.

Off Balance Sheet Arrangements

On May 30, 2006 we established a $65 million domestic accounts receivable securitization facility. The capacity of this facility was reduced over time to $25 million and $35 million as of January 31, 2008 and 2007. The purpose of this facility is to provide additional liquidity, although the importance of the facility to our liquidity position has decreased as the size of the facility has been reduced. The facility has an expiration date of May 30, 2013 and an interest rate equal to LIBOR plus 2.25%. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors.

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

Collections for the receivables are serviced by HLI Opco, and deposited into an account controlled by the program agent. The servicing fees payable to HLI Opco are set off against interest and other fees payable to the program agent and lenders. The program agent uses the proceeds to pay off the short term borrowings from commercial lenders and returns the excess collections to SPE II, which in turn pays down the short term note issued to SPE I. SPE I then pays down the short term notes issued to the consolidated subsidiaries.

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

At January 31, 2008 and January 31, 2007 the outstanding balances of receivables sold to special purpose entities were $48.3 million and $80.2 million, respectively. Our net retained interests at January 31, 2008 and January 31, 2007 were $48.3 million and $43.2 million, respectively, which are disclosed as Other Receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. There were no advances from lenders at January 31, 2008 and $37.0 million at January 31, 2007.

Contractual Obligations

The following table identifies our significant contractual obligations as of January 31, 2008 (dollars in millions):

	Payment Due by Period
	Less Than 1	2-3	4-5	After 5
	Year	Years	Years	Years	Total

Short-term borrowings	$32.9	$—	$—	$—	$32.9
Long-term debt	4.8	9.4	7.7	555.1	577.0
Operating leases	4.8	4.1	0.6	—	9.5
Capital expenditures	32.1	—	—	—	32.1
United States pension contributions	5.1	7.4	6.7	—	19.2
Tax reserves	5.7	0.1	—	5.3	11.1

Total obligations	$85.4	$21.0	$15.0	$560.4	$681.8

Other Cash Requirements

We anticipate the following approximate significant cash requirements to be paid in fiscal 2008 (dollars in millions):

Interest	$58.2
Taxes	47.9
International pension and other post-retirement benefits funding	23.9

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

Effective January 31, 2007, we adopted FASB SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits,” SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of defined benefit pension and postretirement plans (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This provision of the statement is effective for fiscal years ending after December 15, 2008; we will implement it for the year ending January 31, 2009.

The adoption resulted in the recognition of income for fiscal 2006 of $36.2 million in other comprehensive income, net of tax effect of $0.7 million, and a corresponding reduction in pension liability of $36.9 million as of January 31, 2007.

Goodwill impairment testing

Goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets are tested for impairment annually. We test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in FASB SFAS 142, “Goodwill and Other Intangible Assets.” To conduct our impairment testing, we compare the fair value of our reporting units to the related net book value. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. Other definite-lived intangible assets continue to be amortized on a straight line basis over their estimated lives.

We utilize an income approach to estimate the fair value of each of our reporting units. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical downturns that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation, and discount rate assumptions. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditure, and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units.

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

New Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). This standard establishes principles and requirements for how the acquirer recognizes and measures the acquired identifiable assets, assumed liabilities, noncontrolling interest in the acquiree, and acquired goodwill or gain from a bargain purchase. SFAS 141R also determines what information the acquirer must disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are assessing the potential impact of this standard on our financial condition and results of operations.

In December 2007 the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for us as of February 1, 2009 with early adoption prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this standard is initially applied. The presentation and disclosure requirements of this standard shall be applied retrospectively for all periods presented and will impact how we present and disclose noncontrolling interests and income from noncontrolling interests in our financial statements.

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are required to adopt the provisions of SFAS 159 beginning with our fiscal year beginning February 1, 2008, although earlier adoption is permitted. The adoption of SFAS 159 will not have an impact on our consolidated financial statements.

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are required to adopt the provisions of SFAS 157 beginning with our fiscal year beginning February 1, 2008. The adoption of SFAS 157 will not have an impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

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

In January 2006 we entered into a foreign currency swap agreement in Euros with a total notional value of $50 million to hedge our net investment in certain of our foreign subsidiaries. During the first quarter of fiscal 2007 the foreign currency swap agreement was effective. During the second quarter of 2007 we terminated the swap due to our debt restructuring. During the fourth quarter of fiscal 2007 we recognized the loss associated with the swap due to the liquidation of the related foreign subsidiaries.

At January 31, 2008 and 2007 approximately $603.3 million and $29.3 million, respectively, of our debt was in Euros. A hypothetical 10% adverse movement in the foreign currency exchange rate on our Euro denominated debt would affect earnings by approximately $5.5 million on an annual basis.

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. We have from time to time entered into interest rate swap arrangements to further hedge against interest rate fluctuations. In January 2006 we entered into an interest rate swap agreement with a total notional value of $50 million to hedge the variability of interest payments associated with our variable-rate term debt. The swap agreement was expected to settle in January 2009, and qualified for cash flow hedge accounting treatment. During the first quarter of fiscal 2007 the swap was effective. During the second quarter of 2007 we terminated the swap due to our debt restructuring and recognized the loss associated with the swap. During the second quarter of fiscal 2007, we entered into interest rate swaps with total notional amount of €70 million. The swaps became effective on August 28, 2007 and mature on August 28, 2012. During the third quarter of fiscal 2007, we entered into interest rate swaps with total notional amount of €50 million. The swaps became effective on September 30, 2007 and mature on September 30, 2012. During the first quarter of fiscal 2008, we entered into interest rate swaps with total notional amount of €50 million. The swaps became effective on February 28, 2008 and mature on February 28, 2012.

At January 31, 2008 and 2007 approximately $234 million and $450 million, respectively, of our debt was variable rate debt after considering the impact of the swaps. A hypothetical 10% adverse movement in the interest rate on variable rate debt would affect interest expense by approximately $2 million on an annual basis.

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

We have audited the accompanying consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries (the Company) as of January 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15. We also have audited the Company’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, effective February 1, 2007, the Company changed its method of accounting for income taxes pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. As discussed in Note 2 to the consolidated financial statements, effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 2 to the consolidated financial statements, effective January 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB No. 87, 88, 106 and 132(R).

/s/  KPMG LLP

Detroit, Michigan
April 9, 2008

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 31,	January 31,	January 31,
	2008	2007	2006
	(Dollars in millions, except per share amounts)

Net sales	$2,126.7	$1,796.8	$1,726.2
Cost of goods sold	1,917.7	1,637.8	1,584.5

Gross profit	209.0	159.0	141.7
Marketing, general, and administrative	153.5	125.3	123.1
Amortization of intangible assets	10.2	10.2	13.1
Asset impairments and other restructuring charges	85.5	32.8	23.1
Goodwill impairment	—	—	185.5
Other income, net	(1.5)	(13.8)	(4.8)

(Loss) earnings from operations	(38.7)	4.5	(198.3)
Interest expense, net	62.2	75.2	64.1
Other non-operating expense	8.5	—	0.8
Loss on early extinguishment of debt	21.5	—	—

Loss from continuing operations before taxes and minority interest	(130.9)	(70.7)	(263.2)
Income tax expense	29.9	40.2	5.4

Loss from continuing operations before minority interest	(160.8)	(110.9)	(268.6)
Minority interest	21.0	10.6	7.8

Loss from continuing operations	(181.8)	(121.5)	(276.4)
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax of $0.6, ($1.1), and ($5.2), respectively	2.2	(43.0)	(185.0)
(Loss) earnings on sale of discontinued operations, net of tax of $2.0, $0.0, and $3.8, respectively	(14.8)	(2.4)	3.9

Total loss from discontinued operations, net of tax	(12.6)	(45.4)	(181.1)

Net loss	$(194.4)	$(166.9)	$(457.5)

Loss per common share data
Basic and diluted:
Loss from continuing operations	$(2.26)	$(3.17)	$(7.28)
Earnings (loss) from discontinued operations, net of tax	0.03	(1.13)	(4.88)
(Loss) earnings on sale of discontinued operations, net of tax	(0.18)	(0.06)	0.10

Net loss	$(2.41)	$(4.36)	$(12.06)

Weighted average shares outstanding (in thousands)	80,533	38,307	37,942

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2008	2007
	(Dollars in millions, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$160.2	$38.5
Receivables, net of allowance of $1.5 million and $1.8 million at January 31, 2008 and 2007, respectively	305.6	230.7
Other receivables	48.3	43.2
Inventories	179.1	156.4
Assets held for sale	21.4	165.0
Prepaid expenses	7.2	11.4
Deferred tax assets	5.0	3.2

Total current assets	726.8	648.4
Property, plant, and equipment, net	616.8	627.7
Goodwill	240.5	210.0
Other intangible assets, net	65.0	63.7
Customer relationships, net	103.7	101.5
Deferred tax assets	4.2	1.9
Other assets	48.9	38.0

Total assets	$1,805.9	$1,691.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$32.9	$27.9
Current portion of long-term debt	4.8	5.6
Accounts payable	372.0	236.3
Accrued payroll and employee benefits	76.4	68.9
Other accrued liabilities	61.6	46.7
Liabilities held for sale	8.2	58.5

Total current liabilities	555.9	443.9
Long-term debt, net of current portion	572.2	659.4
Deferred tax liabilities	76.1	65.3
Pension and other long-term liabilities	328.9	364.7
Minority interest	70.5	56.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at January 31, 2008 or 2007	—	—
Common stock, par value $0.01 per share:
200,000,000 shares authorized; 101,057,966 and 38,470,434 issued and outstanding at January 31, 2008 and 2007, respectively	1.0	0.4
Additional paid in capital	882.0	678.6
Accumulated deficit	(928.7)	(733.6)
Accumulated other comprehensive income	248.0	156.4

Total stockholders’ equity	202.3	101.8

Total liabilities and stockholders’ equity	$1,805.9	$1,691.2

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,	January 31,	January 31,
	2008	2007	2006
	(Dollars in millions)

Cash flows from operating activities:
Net loss	$(194.4)	$(166.9)	$(457.5)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Net loss from discontinued operations	12.6	45.4	181.1
Depreciation and tooling amortization	101.9	101.3	107.7
Amortization of intangibles	10.2	10.2	13.1
Amortization of deferred financing fees and accretion of discount	3.4	5.7	5.9
Interest income resulting from fair value adjustment of Series A Warrants and Series B Warrants	—	—	(0.5)
Change in deferred income taxes	(5.4)	16.2	(21.9)
Asset impairments	81.1	22.0	14.8
Goodwill impairment	—	—	185.5
Minority interest	21.0	10.6	8.6
Equity compensation expense	11.1	2.0	0.4
Loss on early extinguishment of debt	21.5	—	—
(Gain) loss on sale of assets and businesses	11.5	(2.3)	(0.2)
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(39.9)	(30.9)	(46.8)
Other receivables	(5.1)	57.7	(23.9)
Inventories	(9.1)	(6.9)	11.2
Prepaid expenses and other	(10.9)	1.3	1.9
Accounts payable and accrued liabilities	98.2	5.3	(23.6)

Cash provided by (used for) operating activities	107.7	70.7	(44.2)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(102.4)	(70.4)	(86.4)
Purchase of businesses, net of cash acquired	—	—	(1.4)
Proceeds from disposal of assets and businesses	2.3	10.2	15.8
Capital contributed by minority shareholders	—	0.4	—

Cash used for investing activities	(100.1)	(59.8)	(72.0)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	1.2	1.6	23.7
Proceeds from issuance of long term debt	524.1	—	150.0
Repayment of long-term debt	(659.6)	(20.9)	(105.3)
Dividends to minority shareholders	(11.8)	(3.9)	(3.6)
Call Premium on redemption of Senior Notes	(9.0)	—	—
Bank finance fees paid	(14.8)	(4.0)	(5.2)
Net proceeds from issuance of common stock	185.4	—	—

Cash provided by (used for) financing activities	15.5	(27.2)	59.6

Cash flows of discontinued operations:
Net cash provided by operating activities	2.7	26.2	38.6
Net cash provided by (used for) investing activities	94.6	(2.9)	10.8
Net cash (used for) provided by financing activities	(4.9)	(13.4)	17.0
Effect of exchange rate changes on cash and cash equivalents	6.2	2.4	(2.5)

Increase (decrease) in cash and cash equivalents	121.7	(4.0)	7.3
Cash and cash equivalents at beginning of period	38.5	42.5	35.2

Cash and cash equivalents at end of period	$160.2	$38.5	$42.5

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
		Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income	Total
	(Dollars in millions, except share amounts)

Balance at January 31, 2005	37,865,962	$0.4	$670.6	$(108.8)	$139.1	$701.3
Comprehensive loss:
Net loss	—	—	—	(457.5)	—	(457.5)
Minimum pension liability adjustment, net of tax benefit of $4.7	—	—	—	—	(7.3)	(7.3)
Currency translation adjustment, net of tax of $7.5	—	—	—	—	(56.6)	(56.6)
Unrealized loss on derivatives	—	—	—	—	(1.9)	(1.9)

Total comprehensive loss						(523.3)
Shares issued due to vesting of restricted stock units	125,307	—	—	—	—	—
Equity compensation expense	—	—	5.3	—	—	5.3

Balance at January 31, 2006	37,991,269	$0.4	$675.9	$(566.3)	$73.3	$183.3

Preferred stock dividends declared	—	$—	$—	$(0.4)	$—	$(0.4)
Comprehensive income (loss):
Net loss	—	—	—	(166.9)	—	(166.9)
Currency translation adjustment, net of tax of $0.8	—	—	—	—	44.8	44.8
Minimum pension liability adjustment, net of tax of $3.1	—	—	—	—	4.6	4.6
Unrealized loss on derivatives	—	—	—	—	(2.5)	(2.5)

Total comprehensive loss						(120.0)
Shares issued due to vesting of restricted stock units	474,092	—	—	—	—	—
Shares of redeemable preferred stock of subsidiary
converted into common stock	5,073	—	—	—	—	—
Adjustment resulting from adoption of SFAS 158, net of tax of $0.7	—	—	—	—	36.2	36.2
Equity compensation expense	—	—	2.7	—	—	2.7

Balance at January 31, 2007	38,470,434	$0.4	$678.6	$(733.6)	$156.4	$101.8

Preferred stock dividends declared	—	$—	$—	$(0.7)	$—	$(0.7)
Comprehensive income (loss):
Net loss	—	—	—	(194.4)	—	(194.4)
Currency translation adjustment, net of tax of $2.6	—	—	—	—	55.2	55.2
Change in retirement plans’ funding status, net of tax of $4.5	—	—	—	—	36.7	36.7
Change in unrealized loss on derivatives, net of tax of $0.0	—	—	—	—	(0.3)	(0.3)

Total comprehensive loss						(102.8)
Shares issued for options exercised and restricted stock units vested	2,025,503	—	—	—	—	—
Common stock issued to note holders	1,049,020	—	5.3	—	—	5.3
Common stock issued, net of fees	59,423,077	0.6	184.8	—	—	185.4
Shares of redeemable preferred stock of subsidiary
converted into common stock	89,932	—	2.1	—	—	2.1
Equity compensation expense	—	—	11.2	—	—	11.2

Balance at January 31, 2008	101,057,966	$1.0	$882.0	$(928.7)	$248.0	$202.3

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 31, 2008, 2007, and 2006

Note 1.	Description of Business

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to a fiscal year means the 12-month period commencing on February 1st of that year and ending on January 31st of the following year (i.e., “fiscal 2007” refers to the period beginning February 1, 2007 and ending January 31, 2008, “fiscal 2006” refers to the period beginning February 1, 2006 and ending January 31, 2007, and “fiscal 2005” refers to the period beginning February 1, 2005 and ending January 31, 2006).

Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a supplier of automotive powertrain components. We have global operations with 23 facilities, including business and sales offices and manufacturing facilities located, in 13 countries around the world. We sell our products to the major manufacturers of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

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

Summary of Significant Accounting Policies

Principles of Consolidation:  Our consolidated financial statements include the accounts of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Our minority investments in joint ventures are accounted for under the equity method. Financial position as of January 31, 2008, 2007, and 2006 and results of operations for all periods presented for these joint ventures were not material to our consolidated financial statements.

Cash and Cash Equivalents:  Cash and cash equivalents include short-term investments with original maturities of 90 days or less.

Accounts Receivable:  Receivables are presented net of allowances for doubtful accounts of approximately $1.5 million and $1.8 million at January 31, 2008 and January 31, 2007, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts provides for losses believed to be inherent within our receivables (primarily trade receivables). We evaluate both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends, and general economic conditions. Accounts receivable are written off when it becomes apparent such amounts will not be collected. We believe that the allowance for uncollectible accounts is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers. See Note 17, Off Balance Sheet Arrangements, for a description of our domestic accounts receivable securitization facility.

Inventories:  Inventories are stated at the lower of cost or market, with cost determined principally by the first-in, first-out or average cost method. Cost includes the cost of materials, direct labor, and the applicable share of manufacturing overhead. Spare parts and indirect supply inventories are stated at cost and charged to earnings as

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used. Cash flows from the sale of inventory are classified in the operating activities section of the Consolidated Statements of Cash Flows.

Property, Plant, and Equipment:  Property, plant, and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis at rates that are designed to write off the assets over their estimated useful lives, principally as follows:

Buildings	12-25 years
Machinery and equipment	1-10 years

Our policy for repair and maintenance costs incurred in connection with planned major maintenance activities is to expense items as incurred.

Special Tooling:  Expenditures made to meet special tooling requirements are capitalized. Special tooling, which is reimbursable by the customer, is classified as either a current asset in accounts receivable or as other current assets in the Consolidated Balance Sheets, depending upon the expected time of reimbursement, and was $8.5 million and $9.0 million as of January 31, 2008 and 2007, respectively. Special tooling that is not reimbursable by the customer is classified as a non-current asset and is charged to cost of goods sold on a straight-line basis over a five year period or the estimated useful life, whichever is shorter.

Goodwill and Other Intangible Assets:  Goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets are tested for impairment annually. We test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” To conduct our impairment testing, we compare the fair value of our reporting units to the related net book value. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. Other definite-lived intangible assets continue to be amortized on a straight line basis over their estimated lives.

We utilize an income approach to estimate the fair value of each of our reporting units. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical downturns that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation, and discount rate assumptions. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditure, and changes in future working capital requirements. While there are inherent uncertainties related to the assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units.

Impairment of Long-lived Assets:  We review the carrying value of long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell and are no longer depreciated. (See Note 12, Asset Impairments and Other Restructuring Charges.)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments:  We enter into futures contracts and purchase commitments from time to time to hedge our exposure to future increases in commodity prices. Outstanding contracts represent future commitments and are not included in the Consolidated Balance sheets. Substantially all of such contracts mature within a period of three months to six months. Gains or losses resulting from the liquidation of futures contracts are recognized in the Consolidated Statements of Operations as part of cost of goods sold.

We enter into swap agreements from time to time to hedge our exposure to fluctuations in interest rates on our variable rate debt, as well as in exchange rates between foreign currencies and the U.S. Dollar. We apply hedge accounting to our swaps, as provided for in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. We assess hedge effectiveness at least quarterly and recognize any gain/loss for the ineffective portion of the hedge in our Consolidated Statements of Operations.

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

Pension benefits, other than in Germany, are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. German pension benefits and other postretirement benefits are not funded and our policy is to pay these benefits as they become due.

Effective January 31, 2007 we adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits,” SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 158 requires an employer to recognize the over funded or under funded status of defined benefit pension and postretirement plans (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This provision of the statement is required for fiscal year ending after December 15, 2008; we will implement it for the year ending January 31, 2009.

The adoption resulted in the recognition of income for fiscal 2006 of $36.2 million in other comprehensive income, net of tax effect of $0.7 million, and a corresponding reduction in pension liability of $36.9 million as of January 31, 2007.

Accumulated Other Comprehensive Income:  SFAS 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Disclosure of comprehensive income (loss) is incorporated into the Consolidated Statements of Changes in Stockholders’ Equity.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of accumulated other comprehensive income consisted of the following for the years indicated (in millions):

	Year Ended January 31,
	2008	2007	2006

Currency translation adjustment	$187.2	$129.1	$84.7
Pension adjustments	65.5	31.7	(9.5)
Unrealized loss on derivatives — cash flow hedge	(4.7)	0.3	(0.2)
Unrealized loss on derivatives — net investment hedge	—	(4.7)	(1.7)

Total	$248.0	$156.4	$73.3

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

Research and Development Costs:  Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 2008, 2007, and 2006 were approximately $9.6 million, $4.4 million, and $5.8 million, respectively.

Asset Impairment Losses and Other Restructuring Charges: Our Consolidated Statements of Operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. We periodically evaluate whether events and circumstances have occurred that indicate that the remaining useful life of any of our long lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long lived assets should be evaluated for possible impairment, we use an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, we adjust the book values of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as an asset impairment or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the Consolidated Statements of Operations.

Product Warranties:  Accruals for estimated warranty costs are based on historical experience and adjusted from time to time depending on actual experience. Warranty reserves are evaluated for adequacy on a regular basis. Accrual adjustments may be required when actual warranty claim experience differs from estimates.

Sale of Receivables:  We sell receivables in securitization sales transactions to fund our operations and to maintain liquidity. In our securitization transactions, we surrender control over these assets by selling receivables to securitization special purpose entities (SPEs). Securitization entities are a common, required element of securitization transactions to meet certain legal and transaction requirements that assure that the sold assets have been isolated from our creditors and us.

Receivables are considered sold for accounting purposes when the receivables are transferred beyond the reach of our creditors, the transferee has the right to pledge or exchange the assets, and we have surrendered control over the rights and obligations of the receivables. If these criteria are satisfied, the receivables are removed from our balance sheet at the time they are sold.

For off-balance sheet sales of receivables, estimated gains or losses are recognized in the period in which the sale occurs. We retain certain interests in receivables sold in securitization transactions. These interests are recorded at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income, a component of stockholders’ equity.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain sales of receivables do not qualify for off-balance sheet treatment. As a result, the sold receivables and associated debt are not removed from our balance sheet and no gain or loss is recorded for these transactions.

Foreign Currency Translation/Transaction:  Assets and liabilities of subsidiaries denominated in foreign currencies are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a component of accumulated other comprehensive income in the stockholders’ equity section of the Consolidated Balance Sheets. In fiscals 2007, 2006, and 2005 we recorded foreign currency transaction losses of $2.4 million, $1.5 million, and $0.9 million, respectively. Foreign currency transaction losses are included in the Consolidated Statements of Operations as a component of other income, net.

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

Environmental Costs.  Costs related to environmental assessments and remediation efforts at current operating facilities, previously owned or operated facilities, and U.S. Environmental Protection Agency Superfund or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in other current liabilities and long-term liabilities in the consolidated balance sheets.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current year presentation.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted Average Shares Outstanding:  Weighted average shares outstanding are as follows (thousands of shares):

	January 31,
	2008	2007	2006

Basic weighted average shares outstanding	80,533	38,307	37,942
Dilutive effect of options and warrants	—	—	—

Diluted weighted average shares outstanding	80,533	38,307	37,942

For the years ended January 31, 2008, 2007, and 2006 approximately 2.6 million, 2.3 million, and 3.6 million shares, respectively, attributable to options and warrants and 81,118, 97,034, and 98,000 shares, respectively, of subsidiary preferred stock, which are convertible into our common stock, were excluded from the calculation of weighted average shares outstanding as the effect was anti-dilutive.

Statements of Cash Flows:  The following is additional information to the Consolidated Statements of Cash Flows for the years indicated (dollars in millions):

	January 31,
	2008	2007	2006

Supplemental cash flow disclosures:
Cash paid for interest	$59.1	$70.7	$57.6
Net cash paid for income taxes on continuing operations	33.4	18.7	23.0
Net cash (received) paid for income taxes on discontinued operations	(0.4)	2.6	5.8

Stock-Based Compensation:  We account for stock based compensation in accordance SFAS 123R, “Share-Based Payment,” which we adopted on February 1, 2006. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Expense is recognized based on the vesting period of the awards. There was no material adjustment to our Consolidated Statement of Operations upon adoption of SFAS 123R.

In January 2006 we accelerated the vesting of all unvested stock options granted to our executive officers, directors, and other employees under our Long Term Incentive Plan, primarily to avoid recognizing compensation expense associated with these options in future financial statements upon our adoption of SFAS 123R. See Note 15, Stock Based Benefit Plans, for additional details relating to our stock based compensation plans.

Prior to February 1, 2006, we accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The pro forma table below illustrates the effect on net income and earnings per share as if we had applied the provisions of SFAS 123R (prior to our adoption date of February 1, 2006) to stock-based compensation for the year ended January 31, 2006 (dollars in millions):

January 31, 2006

Net loss:
As reported	$(457.5)
Stock based compensation cost	(4.0)

Pro forma	$(461.5)

Basic and diluted loss per share:
As reported	$(12.06)
Pro forma	$(12.16)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Acquisitions and Divestitures of Businesses

On November 9, 2007 we completed the sale of our Automotive Brake Components division (Brakes business) to Brembo North America, Inc. Under the agreement, Brembo North America, Inc., a subsidiary of Brembo S.p.A., acquired all of the stock of two subsidiary companies that run the brake manufacturing operations in Homer, Michigan and Monterrey, Mexico, and certain assets used in connection with the division’s sales, marketing and engineering group located at our headquarters in Northville, Michigan. Proceeds from the sale were approximately $57 million. We recognized a gain on the sale of approximately $16.8 million.

During the second quarter of fiscal 2007 we classified our Wabash, Indiana facility as an asset held for sale. On July 5, 2007 we sold our Wabash facility. We recorded a loss on the sale of $11.0 million, which is included in other income, net in the Consolidated Statements of Operations.

On June 29, 2007 our wholly owned subsidiary, Hayes Lemmerz Holding GmbH, completed the sale of all of the issued and outstanding shares of capital stock of MGG Group B.V. (MGG Group) to an affiliate of ECF Group, a privately held company based in the Netherlands and Switzerland. MGG Group and its subsidiaries operate aluminum casting and machining facilities located in Tegelen and Nieuw Bergen, the Netherlands and in Antwerp, Belgium, and represented our International Components business. We received proceeds of approximately $17.5 million. We recorded a loss on the sale of $27.5 million.

In the beginning of fiscal 2007 we sold the outstanding shares of stock of Hayes Lemmerz International — Bristol, Inc. and Hayes Lemmerz International — Montague, Inc., which operated our suspension business operations in Bristol, Indiana and Montague, Michigan. We received consideration for the sale of approximately $26.2 million, which consisted of approximately $21.1 million in cash plus the assumption of approximately $5.1 million of debt under capital leases for equipment at the facilities. We recorded a loss on the sale of $3.6 million. In October 2006 we sold the outstanding shares of stock of Hayes Lemmerz International — Southfield Inc., which operated our Southfield, Michigan iron suspension components machining plant. We received net cash proceeds of approximately $18 million and recorded a loss on the sale of $1.7 million. On December 5, 2005 we sold the outstanding shares of stock of Hayes Lemmerz International — Cadillac, Inc., a wholly-owned subsidiary that produced ductile iron castings operating in Cadillac, Michigan, to a group of private investors. There were no proceeds associated with the sale of our Cadillac facility and we recorded a loss on sale of $4.7 million. These facilities made up our suspension components business (Suspension business) and were part of our previous Components segment (see Note 18, Segments, included herein for additional detail on the change in segments). We divested these operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses.

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

On November 14, 2005 we sold our Hub and Drum business (Hub and Drum business) to Precision Partners Holding Company. This decision was part of a larger corporate strategy to focus on our core businesses and to improve liquidity and shareholder value. Under the terms of the stock purchase agreement, the shares were sold for cash proceeds of $53.9 million and we recorded a total gain on the sale of $13.1 million; $12.4 million of the gain was recorded in fiscal 2005 and $0.7 million was recorded during fiscal 2007. The Hub and Drum business was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 17, 2005 we sold our aftermarket brake controller business to Hayes Brake Controller Company, a limited liability corporation formed by Syncro Corporation of Arab, Alabama. The proceeds were $2.6 million and the transaction included the sale of all inventory, assets, and intellectual property necessary to the operation of the aftermarket brake controller business.

On June 30, 2005 we sold the outstanding shares of stock of Hayes Lemmerz International — Equipment and Engineering, Inc. to a group of private investors for an immaterial amount. This business provided equipment and engineering services for the metal casting industry. The sale included our operations in Au Gres, Michigan.

Note 4.	Inventories

The major classes of inventory are as follows (dollars in millions):

	January 31,	January 31,
	2008	2007

Raw materials	$41.4	$34.4
Work-in-process	41.8	32.7
Finished goods	62.4	59.7
Spare parts and supplies	33.5	29.6

Total	$179.1	$156.4

Note 5.	Property, Plant, and Equipment

The major classes of property, plant, and equipment are as follows (dollars in millions):

	January 31,	January 31,
	2008	2007

Land	$46.4	$41.7
Buildings	196.7	186.7
Machinery and equipment	758.7	711.6

	1,001.8	940.0
Accumulated depreciation	(385.0)	(312.3)

Property, plant, and equipment, net	$616.8	$627.7

Depreciation expense and tooling amortization are as follows (dollars in millions):

	Year Ended January 31,
	2008	2007	2006

Depreciation expense	$94.5	$90.6	$95.4
Tooling amortization	7.4	10.7	12.3

Total	$101.9	$101.3	$107.7

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Assets Held for Sale

Assets held for sale consist of the following (dollars in millions):

	January 31,	January 31,
	2008	2007

Nuevo Laredo facility	$16.0	$—
Huntington, Indiana building	2.7	—
Howell, Michigan building	2.7	2.8
Brakes business	—	55.4
MGG Group	—	57.9
Suspension business	—	48.9

Total	$21.4	$165.0

The balance as of January 31, 2008 includes our Nuevo Laredo facility, which met the criteria for an asset held for sale in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Nuevo Laredo facility is included in our Other segment and is expected to be sold during fiscal 2008. Also included in the balance is our idle building in Huntington, Indiana, which we are currently marketing for sale. The Howell, Michigan facility was adjusted during fiscal 2007 to $2.7 million from $2.8 million in the prior year due to the sale of an easement.

The balances of assets and liabilities of our Nuevo Laredo facility consisted of the following prior to being reclassified as held for sale as of January 31, 2008:

January 31,
2008

Receivables	$11.3
Inventories	4.1
Prepaid expenses and other assets	0.1
Property, plant, and equipment, net	0.5

Total assets held for sale	$16.0

Accounts payable and accrued liabilities	$8.0

Total liabilities held for sale	$8.0

Note 7.	Discontinued Operations

On November 9, 2007 we completed the sale of our Brakes business to Brembo North America, Inc. Under the agreement, Brembo North America, Inc., a subsidiary of Brembo S.p.A., acquired all of the stock of two subsidiary companies that run the brake manufacturing operations in Homer, Michigan and Monterrey, Mexico, and certain assets used in connection with the division’s sales, marketing and engineering group located at our headquarters in Northville, Michigan. Proceeds from the sale were approximately $57 million. We recognized a gain on the sale of approximately $16.8 million.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balances of the Brakes business consisted of the following (dollars in millions):

	January 31,	January 31,
	2008	2007

Receivables	$—	$11.9
Inventories	—	3.5
Prepaid expenses and other assets	—	9.7
Property, plant, and equipment, net	—	29.5
Deferred tax assets long term	—	0.8

Total assets held for sale	$—	$55.4

Accounts payable and accrued liabilities	$—	$9.1
Other long term liabilities	—	1.9

Total liabilities held for sale	$—	$11.0

Operating results for the Brakes business are as follows (dollars in millions):

	Year Ended January 31,
	2008	2007	2006

Net sales	$83.6	$119.8	$102.8
Earnings before income tax expense	$21.4	$8.6	$5.0
Income tax expense (benefit)	3.2	0.7	(0.3)

Net income	$18.2	$7.9	$5.3

On June 29, 2007 our wholly owned subsidiary, Hayes Lemmerz Holding GmbH, completed the sale of all of the issued and outstanding shares of capital stock of MGG Group to an affiliate of ECF Group, a privately held company based in the Netherlands and Switzerland. MGG Group and its subsidiaries operate aluminum casting and machining facilities located in Tegelen and Nieuw Bergen, the Netherlands and in Antwerp, Belgium, and represented our International Components business. We received proceeds of $17.5 million. We recorded a loss on the sale of $27.5 million.

The balances of the MGG Group consisted of the following (dollars in millions):

	January 31,	January 31,
	2008	2007

Receivables	$—	$16.1
Inventories	—	12.9
Prepaid expenses and other assets	—	0.7
Property, plant, and equipment, net	—	23.4
Deferred tax assets long term	—	4.8

Total assets held for sale	$—	$57.9

Accounts payable and accrued liabilities	$—	$24.5
Other long term liabilities	—	3.1

Total liabilities held for sale	$—	$27.6

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results for MGG Group are as follows (dollars in millions):

	Year Ended January 31,
	2008	2007	2006

Net sales	$55.5	$139.9	$139.5
Loss before income tax expense	$(27.8)	$(6.6)	$(23.2)
Income tax benefit	(0.6)	(1.8)	(6.6)
Minority interest	—	(0.2)	(0.6)

Net loss	$(27.2)	$(4.6)	$(16.0)

Impairments related to MGG Group of $10.8 million and $32.5 million were recorded for fiscals 2006 and 2005, respectively.

In the beginning of fiscal 2007 we divested Hayes Lemmerz International — Bristol, Inc. and Hayes Lemmerz International — Montague, Inc., which operated our suspension business operations in Bristol, Indiana and Montague, Michigan. We received consideration for the sale of approximately $26.2 million, which consisted of approximately $21.1 million in cash plus the assumption of approximately $5.1 million of debt under capital leases for equipment at the facilities. We recorded a loss on the sale of $3.6 million. In October 2006 we sold the outstanding shares of stock of Hayes Lemmerz International — Southfield, Inc., our Southfield, Michigan iron suspension components machining plant. We received net cash proceeds of approximately $18 million and recorded a loss on the sale of $1.7 million. On December 5, 2005 we sold the outstanding shares of stock of Hayes Lemmerz International — Cadillac, Inc., a wholly-owned subsidiary that produced ductile iron castings operating in Cadillac, Michigan, to a group of private investors. There were no proceeds associated with the sale of our Cadillac facility and we recorded a loss on sale of $4.7 million. These facilities made up our suspension components business and were part of our previous Components segment (see Note 18, Segments, included herein for additional detail on the change in segments). We divested these operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses.

The assets and liabilities of the Suspension business consist of the following (dollars in millions):

	January 31,	January 31,
	2008	2007

Receivables	$—	$30.0
Inventories	—	17.5
Prepaid expenses and other assets	—	1.4
Property, plant, and equipment, net	—	—

Total assets held for sale	$—	$48.9

Accounts payable and accrued liabilities	$0.2	$15.7
Other long term liabilities	—	4.2

Total liabilities held for sale	$0.2	$19.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results for the Suspension business for the following fiscal years are as follows (dollars in millions):

	Year Ended January 31,
	2008	2007	2006

Net sales	$6.8	$229.8	$320.7
Loss before income tax expense	$(4.3)	$(48.7)	$(180.8)
Income tax (benefit) expense	—	—	0.2

Net loss	$(4.3)	$(48.7)	$(181.0)

Impairments related to the Suspension business of $42.8 million and $147.8 million were recorded for fiscals 2006 and 2005, respectively.

On November 14, 2005 we sold our Hub and Drum business to Precision Partners Holding Company. This decision was part of a larger corporate strategy to focus on our core businesses and to improve liquidity and shareholder value. The shares were sold for cash proceeds of $53.9 million and we recorded a total gain on the sale of $13.1 million; $12.4 million of the gain was recorded in fiscal 2005 and $0.7 million was recorded during fiscal 2007. The Hub and Drum business was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment. Net proceeds from the sale were used to reduce the principal amount of our Term Loan B and provide us with additional liquidity.

Operating results for the Hub and Drum business for the following fiscal years were as follows (dollars in millions):

	January 31,	January 31,	January 31,
	2008	2007	2006

Net sales	$—	$—	$88.8
Income before income tax expense	$0.7	$—	$15.9
Income tax expense	—	—	5.3

Net income	$0.7	$—	$10.6

The operating results of our discontinued businesses were classified as discontinued operations and prior periods have been reclassified in accordance with SFAS 144.

Note 8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (dollars in millions):

		January 31, 2008			January 31, 2007
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Customer relationships	30 years	$123.4	$(19.7)	$103.7	$116.0	$(14.5)	$101.5
Customer contracts	6 years	25.1	(21.8)	3.3	23.5	(17.3)	6.2
Unpatented technology	8 years	31.2	(18.4)	12.8	27.6	(13.0)	14.6

	15 years	$179.7	$(59.9)	$119.8	$167.1	$(44.8)	$122.3

Non-amortized intangible assets:
Tradenames		$48.9			$42.9
Goodwill		$240.5			$210.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for amortized intangible assets was $10.2 million, $10.2 million, and $13.1 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. We expect that ongoing amortization expense will decline from approximately between $10 million to approximately $4 million over the next five fiscal years.

The changes in the net carrying amount of goodwill by segment are as follows (dollars in millions):

	Automotive
	Wheels	Other	Total

Balance as of January 31, 2007	$210.0	$—	$210.0
Effects of currency translation	29.5	—	29.5
Income tax adjustments	1.0	—	1.0

Balance as of January 31, 2008	$240.5	$—	$240.5

During fiscal 2005 events occurred that indicated a significant decline in the fair value of our reporting units as well as an impairment of the related goodwill. These events included industry overcapacity and lower than expected future pricing for aluminum wheels internationally. During our annual impairment testing for our reporting units as of November 1, 2005, we evaluated the net book value of goodwill within our reporting units by comparing the fair value of the reporting unit to the related net book value. As a result, we recorded a goodwill impairment charge of $185.5 million in the fourth quarter of fiscal 2005, which was reported as goodwill impairment on the Consolidated Statement of Operations.

Note 9.	Bank Borrowings, Other Notes, and Long-Term Debt

Short term bank borrowings and other notes were $32.9 million as of January 31, 2008 with a weighted average interest rate of 6.0%, and $27.9 million as of January 31, 2007 with a weighted average interest rate of 5.4%, and consisted primarily of short-term credit facilities of our foreign subsidiaries.

Long-term debt consists of the following (dollars in millions):

	January 31,	January 31,
	2008	2007

Various foreign bank and government loans maturing through 2014, weighted average interest rates of 4.0% and 5.4% at January 31, 2008 and 2007, respectively	$3.3	$3.4
Term Loan maturing 2014, weighted average interest rate of 7.4% as of January 31, 2008	381.5	—
8.25% New Senior Notes due 2015 at January 31, 2008	192.2	—
Term Loan B, weighted average interest rate of 8.9% at January 31, 2007	—	327.7
Term Loan C, weighted average interest rate of 11.4% at January 31, 2007	—	150.0
10 1/2% Senior Notes due fiscal 2010, net of discount of $0.4 million at January 31, 2007	—	162.1
Mortgage note payable maturing June 3, 2008	—	21.8

	577.0	665.0
Less current portion of long-term debt	4.8	5.6

Long-term debt, net of current portion	$572.2	$659.4

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The long-term debt repayment schedule for the next five fiscal years is as follows (dollars in millions):

	2008	2009	2010	2011	2012	Total

Various foreign bank and government loans	$1.0	$0.9	$0.9	$—	$—	2.8
Term loan maturing 2014	3.8	3.8	3.8	3.8	3.9	19.1

	$4.8	$4.7	$4.7	$3.8	$3.9	$21.9

Rights Offering

On March 16, 2007 we announced that our Board of Directors approved the Rights Offering of up to $180 million of common stock to our stockholders at a subscription price of $3.25 per share (Rights Offering). The Board of Directors set the record date of April 10, 2007 for determining the stockholders entitled to participate in the Rights Offering. On April 16, 2007, the Board of Directors amended the Rights Offering, reducing the number of shares available to Deutsche Bank Securities subject to its Direct Investment option at a price of $3.25 per share from a maximum of 5,538,462 shares to a maximum of 4,038,462 shares (Direct Investment). In addition, Deutsche Bank agreed that shares exercised pursuant to the Direct Investment would be in addition to, and not reduce the number of shares of the Company’s Common Stock offered in the Rights Offering, raising the total value of the Rights Offering and Direct Investment to $193.1 million. The Rights Offering and the Direct Investment were approved at a special meeting of stockholders held on May 4, 2007. In addition, the stockholders approved an increase to the maximum number of authorized shares of our common stock from 100,000,000 to 200,000,000, and an increase in the maximum number of members of our Board of Directors from nine to twelve.

In May 2007, we distributed to stockholders of record as of April 10, 2007 non-transferable subscription rights to purchase shares of our common stock in connection with the Rights Offering. Stockholders on the record date received 1.3970 rights for each share of our common stock held on the record date. The Rights Offering included an oversubscription privilege entitling holders of the rights to subscribe for additional shares not purchased upon exercise of rights. The Rights Offering was fully subscribed and Deutsche Bank Securities, Inc. exercised the Direct Investment. On May 30, 2007 we closed on the Rights Offering and Direct Investment and issued 59,423,077 new shares of common stock. Net proceeds of $185.4 million, after fees and expenses of $7.7 million, were used to repurchase the outstanding 10 1/2% Senior Notes due 2010 pursuant to the tender offer described below, with the excess being used to provide working capital and for general corporate purposes.

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

New Senior Notes

On May 30, 2007 we closed on a new offering of €130 million 8.25% senior unsecured notes (New Notes) issued by Hayes Lemmerz Finance LLC — Luxembourg S.C.A., a newly formed European subsidiary (Hayes Luxembourg). The New Notes mature in 2015 and contain customary covenants and restrictions. The New Notes and the related Indenture restrict our ability to, among other things, make certain restricted payments, incur debt and issue preferred stock, incur liens, permit dividends and other distributions by our subsidiaries, merge, consolidate, or sell assets, and engage in transactions with affiliates. The New Notes and the Indenture also contain customary events of default, including failure to pay principal or interest on the Notes or the guarantees when due, among others. The New Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and substantially all of our direct and indirect domestic subsidiaries and certain of our indirect foreign subsidiaries (see Note 21, Condensed Consolidated Financial Statements, for guarantor and nonguarantor financial statements). Proceeds from the issuance of the New Notes, together with the proceeds from the New Credit Facilities (as described below), were used to refinance obligations under our Amended and Restated Credit Agreement, dated as of April 11, 2005, to repay in full the approximately $21.8 million mortgage note on our headquarters building in Northville, Michigan, to pay related fees and expenses, and for working capital and other general corporate purposes.

We are required to exchange the New Senior Notes for substantially identical senior notes that have been registered with the SEC (Exchange Notes). In connection with this obligation, we were required to file a registration statement with the SEC with respect to the Exchange Notes on or prior to August 28, 2007, to cause such registration statement to be declared effective on or prior to November 26, 2007 and to complete the exchange offering by December 26, 2007. If we fail to meet these obligations, additional interest will accrue on the principal amount of the affected New Senior Notes or Exchange Notes from and including the date on which we fail to meet these obligations to but excluding the date on which any such failure has been cured. Additional interest will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of such a failure and shall increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such rate exceed 1.00% per annum. We filed the required registration statement with the SEC on August 16, 2007 and it has not yet been declared effective. Additionally, we are required to keep the exchange offer open for at least 30 days. Accordingly, additional interest has accrued from November 27, 2007 through February 24, 2008 at 0.25% per annum and will accrue at 0.50% per annum from February 25, 2008 until the earlier of May 25, 2008 or until the exchange offer is completed. We expect to complete the exchange offer prior to May 25, 2008. The amount of expected additional interest expense is not anticipated to be material to our consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the 8.25% Senior Notes (New Senior Notes) as of January 31, 2008 and the 10 1/2% Senior Notes (Old Notes) as of January 31, 2007, based on a third party bid price, was approximately $156 million and $154 million, respectively. The book value of the New Senior Notes as of January 31, 2008 and the Old Notes as of January 31, 2007, was approximately $192 million and $162 million, respectively.

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

The New Credit Facilities consist of a term loan facility of €260 million maturing in 2014 borrowed by Hayes Luxembourg, a revolving credit facility of $125 million maturing in 2013 available to HLI Opco and Hayes Luxembourg (Revolving Credit Facility), and a synthetic letter of credit facility of €15 million available to both borrowers. The interest rate for the term loan is generally the EURIBOR rate plus 2.75% per annum until the first date after October 31, 2007 that our leverage ratio is equal to or less than 2.50 to 1.0 and, thereafter, the EURIBOR rate plus 2.50% per annum. The interest rate for the revolving credit facility is generally the LIBOR rate plus 2.75% per annum (for borrowings by HLI Opco) or the EURIBOR rate plus 2.75% per annum (for borrowings by Hayes Luxembourg).

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

As of January 31, 2008 there were no outstanding borrowings, approximately $0.8 million in letters of credit issued under the Revolving Credit Facility, and $20.8 million under the new synthetic letter of credit established during fiscal 2007. As of January 31, 2007 there were no outstanding borrowings and approximately $20.3 million in letters of credit issued under the prior revolving credit facility. The amount available to borrow under the Revolving Credit Facility at January 31, 2008 and under the prior revolving credit facility at January 31, 2007 was approximately $124.2 million and $79.7 million, respectively.

Loss on early extinguishment of debt

We recorded a loss on early extinguishment of debt of $21.5 million during fiscal 2007, which primarily consisted of $9.0 million paid to note holders for the call premium on the redemption of the Old Notes and $12.2 million in unamortized debt expenses and other expenses.

Note 10.	Derivative Instruments and Hedging Activities

In January 2006 we entered into a foreign currency swap agreement in Euros with a total notional value of $50 million to hedge our net investment in certain of our foreign subsidiaries. During the first quarter of fiscal 2007 the foreign currency swap agreement was effective. During the second quarter of 2007 we terminated the swap due to our debt restructuring. During the fourth quarter of fiscal 2007 we recognized the loss associated with the swap due to the liquidation of the related foreign subsidiaries, which is included in Other income, net in our Consolidated Statements of Operations.

In addition, we are exposed to fluctuations in interest rates on our variable rate debt. In January 2006 we entered into an interest rate swap agreement with a total notional value of $50 million to hedge the variability of interest payments associated with our variable-rate term debt. The swap agreement was expected to settle in January 2009, and qualified for cash flow hedge accounting treatment. During the first quarter of fiscal 2007 the swap was effective. During the second quarter of 2007 we terminated the swap due to our debt restructuring and recognized the loss associated with the swap. During the second quarter of fiscal 2007, we entered into interest rate swaps with total notional amount of €70 million. The swaps became effective on August 28, 2007 and mature on August 28, 2012. During the third quarter of fiscal 2007, we entered into interest rate swaps with total notional amount of €50 million. The swaps became effective on September 30, 2007 and mature on September 30, 2012.

For the years ended January 31, 2008 and 2007, we held €120 million and $50 million, respectively, in derivative financial instruments. During the years ended January 31, 2008, 2007, and 2006, we recorded an unrealized losses of $0.3 million, $2.5 million and $1.9 million, respectively, on instruments designated as hedges in accumulated other comprehensive income.

Note 11.	Pension Plans and Postretirement Benefits Other Than Pensions

We sponsor several defined benefit pension plans (Pension Benefits) and health care and life insurance benefits (Other Benefits) for certain employees around the world. Other than our German pension plant, we fund the Pension Benefits based upon the funding requirements of the U.S. and international laws and regulations in advance of benefit payments and the Other Benefits and German pension plan as benefits are provided to the employees.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets, and the net amount recognized in the Consolidated Balance Sheets as of January 31 for the years indicated. The current year balances for international plans include our Italy facility, however the prior year balances for Italy are reflected in the adjustments line as the activity was not significant to the prior year. The information is based on an October 31 measurement date.

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2008	2007	2008	2007	2008	2007

Change in Benefit Obligation:
Benefit obligation at beginning of year	$189.3	$200.6	$172.4	$191.8	$150.9	$144.6
Service cost	1.0	1.0	—	0.1	0.7	0.8
Interest cost	10.4	11.1	9.5	10.6	7.3	6.1
Employee contributions	—	—	—	—	0.1	0.2
Actuarial gain	(10.8)	(7.3)	(9.2)	(14.3)	(14.4)	(10.8)
Adjustments	—	—	—	—	1.1	9.3
Plan settlements	—	—	—	—	(1.8)	—
Benefits and expenses paid	(15.2)	(16.1)	(15.0)	(15.8)	(10.2)	(8.5)
Exchange rate changes	—	—	—	—	19.5	9.2

Benefit obligation at end of year	$174.7	$189.3	$157.7	$172.4	$153.2	$150.9

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2008	2007	2008	2007	2008	2007

Change in Plan Assets:
Fair value of plan assets at beginning of year	$153.4	$136.7	$—	$—	$14.2	$11.1
Actual return on plan assets	19.6	16.9	—	—	0.8	1.1
Company contributions	10.9	15.9	—	—	9.9	8.6
Employee contributions	—	—	—	—	0.1	0.2
Adjustments	—	—	—	—	0.4	2.0
Plan settlements	—	—	—	—	(1.8)	—
Benefits paid and plan expenses	(15.2)	(16.1)	—	—	(10.2)	(8.5)
Exchange rate changes	—	—	—	—	1.2	(0.3)

Fair value of plan assets at end of year	$168.7	$153.4	$—	$—	$14.6	$14.2

Funded Status:
Funded status of plan	$(6.0)	$(35.9)	$(157.7)	$(172.4)	$(138.6)	$(136.7)
Company contributions	2.6	3.1	3.4	3.5	—	—

Net amount recognized	$(3.4)	$(32.8)	$(154.3)	$(168.9)	$(138.6)	$(136.7)

Net Liability Recognized:
Noncurrent assets	$—	$—	$—	$—	$1.3	$—
Current liabilities	(0.2)	(0.2)	(13.9)	(14.9)	(9.2)	(7.9)
Noncurrent liabilities	(3.2)	(32.6)	(140.4)	(154.0)	(130.7)	(128.8)

Net amount recognized	$(3.4)	$(32.8)	$(154.3)	$(168.9)	$(138.6)	$(136.7)

AOCI Recognized:
Net actuarial (gain) loss, net of tax of $0.0	$(33.2)	$(15.3)	$(29.5)	$(20.7)	$(7.2)	$(0.2)
Minimum pension liability, net of tax of $0.0	—	—	—	—	—	4.6

Net amount recognized	$(33.2)	$(15.3)	$(29.5)	$(20.7)	$(7.2)	$4.4

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated projected benefit obligation (APBO), and fair value of plan assets for the benefit plans with accumulated benefit obligations in excess of plan assets for the U.S. plans were $174.7 million, $157.7 million, and $168.7 million, respectively, as of January 31, 2008 and $189.3 million, $172.4 million, and $153.4 million, respectively, as of January 31, 2007. The estimated amount that will be amortized from accumulated other comprehensive income in fiscal 2008 is $2.5 million. The components of net periodic benefit costs included in operating results for the following fiscal years are as follows (dollars in millions):

	United States Plans
	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost (income):
Service cost	$1.0	$1.0	$1.0	$—	$0.1	$0.1
Interest cost	10.4	11.1	10.7	9.5	10.6	10.6
Expected return on plan assets	(12.3)	(10.7)	(9.4)	—	—	—
Net amortization and deferral	—	—	—	(0.3)	(0.2)	—

Net benefit cost	$(0.9)	$1.4	$2.3	$9.2	$10.5	$10.7

Amount recognized in other comprehensive income:
Net gain (loss)	$17.9	$15.3	$(0.1)	$9.1	$20.9	$—
Net amortization	—	—	—	(0.3)	(0.2)	—

Amount recognized in other comprehensive income	$17.9	$15.3	$(0.1)	$8.8	$20.7	$—

	International Plans —
	Pension Benefits
	2008	2007	2006

Components of net periodic benefit cost (income):
Service cost	$0.7	$0.8	$0.7
Interest cost	7.3	6.1	6.6
Expected return on plan assets	(0.8)	(0.5)	(0.5)
Settlement loss recognized	0.2	—	—
Net amortization and deferral	—	0.2	0.1

Net benefit cost	$7.4	$6.6	$6.9

Amount recognized in other comprehensive income:
Net gain (loss)	$14.5	$8.2	$(12.1)
Net amortization	—	0.2	0.1

Amount recognized in other comprehensive income	$14.5	$8.4	$(12.0)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above are as follows for the fiscal years indicated (dollars in millions):

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2008	2007	2008	2007	2008	2007

Weighted average assumptions:
Discount rate to determine net cost	5.75%	5.75%	5.75%	5.75%	4.70%	4.21%
Expected return on plan assets	8.25%	8.25%	N/A	N/A	5.68%	5.65%
Rate of compensation increase	N/A	N/A	N/A	N/A	2.65%	2.73%

The actuarial assumptions used in determining the net periodic benefit obligation information are as follows for the fiscal years indicated (dollars in millions):

	United States Plans				International Plans
	Pension				Pension
	Benefits		Other Benefits		Benefits
	2008	2007	2008	2007	2008	2007

Weighted average assumptions:
Discount rate to determine benefit obligations	6.25%	5.75%	6.25%	5.75%	5.60%	4.70%
Expected return on plan assets	8.25%	8.25%	N/A	N/A	6.98%	5.68%
Rate of compensation increase	N/A	N/A	N/A	N/A	2.70%	2.65%

The discount rate was developed using spot interest at one-half year increments for each of the next 30 years and is developed based on pricing and yield information for quality corporate bonds. We included corporate bonds rated AA by Moody’s where the time to maturity is between 0.5 and 30 years and that are denominated in U.S. dollars.

At January 31, 2008, the assumed annual health care cost trend rate used in measuring the APBO approximated 10% declining to 5% in years 2011 and thereafter. Increasing the assumed cost trend rate by 1% each year would have increased the APBO and service and interest cost components by approximately $12.7 million and $0.8 million, respectively, for fiscal 2007. Decreasing the assumed cost trend rate by 1% each year would have decreased the APBO and service and interest cost components by approximately $11.0 million and $0.7 million, respectively, for fiscal 2007.

Expected Return on Assets

To develop the expected long-term rate of return on assets assumption for our U.S. plans, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. To develop the expected long-term rate of return on assets assumption for our international plans, we considered the historical returns and the future expectations for returns for each asset class. This resulted in the selection of the 8.25% and 5.68% long-term rate of return on assets assumption for the U.S. and international plans, respectively.

Plan Contributions

We contributed $10.9 million, $15.0 million, and $9.9 million to our U.S. pension, U.S. postretirement benefit, and international pension plans, respectively, during fiscal 2007. We expect to contribute $5.3 million, $13.9 million, and $10.0 million to our U.S. pension, U.S. postretirement benefit, and international pension plans, respectively, during fiscal 2008.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Projected United States Benefit Payments

We expect that our U.S. pension and other postretirement benefit plans will pay participant benefits as follows (dollars in millions):

	2008	2009	2010	2011	2012	2013 — 2017	Total

Pension plans	$14.2	$14.3	$14.3	$14.3	$13.9	$61.3	$132.3
Health care and life insurance benefit plans	13.9	14.1	14.2	14.1	13.9	62.7	132.9

Pension Benefit Asset Information

Our U.S. pension plans’ weighted-average pension asset allocation by asset category at December 31, 2007 and 2006 are as follows:

	2007	2006

Asset Category:
Equity	72.6%	71.3%
Fixed income	25.7%	26.3%
Other	1.7%	2.4%

Total	100.0%	100.0%

In addition to the broad asset allocation described above, the following policies apply to individual asset classes:

•	Fixed income investments are oriented toward risk averse, investment grade securities. With the exception of U.S. Government securities, in which the plan may invest the entire fixed income allocation, fixed income investments are required to be diversified among individual securities and sectors. There is no limit on the maximum maturity of securities held. Short sales, margin purchases and similar speculative transactions are prohibited.

•	Equity investments are diversified among capitalization and style and are required to be diversified among industries and economic sectors. Limitations are placed on the overall allocation to any individual security. Short sales, margin purchases, and similar speculative transactions are prohibited.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Benefits

We also have contributory employee retirement savings plans covering substantially all of our domestic employees. The employer contribution is determined at our discretion and totaled approximately $1.5 million, $1.7 million, and $5.0 million for the years ended January 31, 2008, 2007, and 2006, respectively.

Note 12.	Asset Impairments and Other Restructuring Charges

Asset impairments and other restructuring charges by segment are as follows (dollars in millions):

	Automotive
	Wheels	Other	Total

Fiscal 2007
Facility closure costs	$3.3	$0.3	$3.6
Impairment of land, building, machinery, equipment, tooling, and definite lived intangible assets	49.5	31.6	81.1
Severance and other restructuring costs	—	0.8	0.8

Total	$52.8	$32.7	$85.5

Fiscal 2006
Facility closure costs	$3.6	$—	$3.6
Impairment of land, building, machinery, equipment,
and tooling	16.8	5.2	22.0
Severance and other restructuring costs	4.1	3.1	7.2

Total	$24.5	$8.3	$32.8

Fiscal 2005
Facility closure costs	$3.3	$—	$3.3
Impairment of land, building, machinery, equipment, and tooling	9.3	5.5	14.8
Severance and other restructuring costs	5.0	—	5.0

Total	$17.6	$5.5	$23.1

Asset Impairment Losses and Other Restructuring Charges for the Year Ended January 31, 2008

We recorded total asset impairment losses and other restructuring charges of $85.5 million for the year ended January 31, 2008. We impaired several of our facilities based on the analysis of discounted future cash flows in accordance with SFAS 144.

Automotive Wheels:  The asset impairment losses and other restructuring charges for the Automotive Wheels segment were $52.8 million, which included facility closure costs of $3.3 million related to our facilities located in Huntington, Indiana; Howell, Michigan; and La Mirada, California. Impairments of $49.0 million were recorded for our Gainesville, Georgia; Chihuahua, Mexico; and Hoboken, Belgium facilities. Impairments of $0.5 million were recorded for machinery and equipment at our Sao Paulo, Brazil facility.

Other:  The asset impairment losses and other restructuring charges for the Other segment were $32.7 million, which consisted primarily of impairments of $31.3 million and severance of $0.6 million for our Nuevo Laredo, Mexico facility as well as $0.3 million of facility closure costs related to our technical center in Ferndale, Michigan. We also recorded impairments of $0.3 million and severance of $0.2 million for our corporate offices.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Impairment Losses and Other Restructuring Charges for the Year Ended January 31, 2007

We recorded total asset impairment losses and other restructuring charges of $32.8 million for the year ended January 31, 2007.

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

Other:  The asset impairment losses and other restructuring charges for the Other segment were $8.3 million. Facility and machinery and equipment impairments of $4.7 million were recorded for our Wabash, Indiana facility as well as $0.5 million of impairments at our corporate offices in Northville, Michigan. The severance charges of $3.1 million mainly related to $1.2 million for a reduction-in-force at our Technology Center in Ferndale, Michigan, other restructuring charges of $1.1 million at our Laredo, Texas facility, and severance of $0.8 million at our corporate offices.

Asset Impairment Losses and Other Restructuring Charges for the Year Ended January 31, 2006

We recorded total asset impairment losses and other restructuring charges of $23.1 million for the year ended January 31, 2006.

Automotive Wheels:  The expense of $17.6 million in fiscal 2005 consisted of $3.3 million of continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, we recorded an impairment of $9.3 million to the assets of our Huntington, Indiana facility, which was closed in fiscal 2006. In our international wheels operations, we recorded restructuring costs of $5.0 million for the Manresa, Spain and Hoboken, Belgium facilities to more closely align capacity with expected demand and as a result of productivity initiatives.

Other:  We recorded total asset impairments and other restructuring charges of $5.5 million in fiscal 2005 related to the Ferndale, Michigan technical center facility. During our testing of recoverability of long lived assets under SFAS 144, the asset values of this facility was not deemed recoverable based on our most recent projections. Therefore, it was written down to fair value.

Severance and Other Restructuring Accrued Expense

The following table describes the activity in the severance and other restructuring accrued expense account for the year ending January 31, 2008 (dollars in millions):

			Cash Payments
			and Effects
	January 31,	Amounts	of Foreign	January 31,
	2007	Accrued	Currency	2008

Facility closure costs	$0.4	$3.6	$(4.0)	$—
Severance and other restructuring charges	0.5	0.8	(1.1)	0.2

	$0.9	$4.4	$(5.1)	$0.2

Note 13.	Commitments and Contingencies

Legal Proceedings

On May 3, 2002 a class action lawsuit was filed against thirteen of our former directors and officers (but not the Company) and KPMG LLP, our independent registered public accounting firm, in the U.S. District Court for the

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Eastern District of Michigan, seeking damages for a class of persons who purchased our bonds between June 3, 1999 and September 5, 2001 and who claim to have been injured because they relied on our allegedly materially false and misleading financial statements. Additionally, before the commencement of the Chapter 11 Bankruptcy case, four other class actions were filed in the U.S. District Court for the Eastern District of Michigan against us and certain of our directors and officers on behalf of a class of purchasers of our common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. Pursuant to our Plan of Reorganization, we agreed, subject to certain conditions, to indemnify certain of our former directors against certain liabilities, including those matters described above, up to an aggregate of $10 million. During fiscal 2007 we settled with all but one of the plaintiffs. In February 2008 we settled with the final plaintiff and the case has been dismissed. The amount of the settlements was not material.

We were party to a license agreement with Kuhl Wheels, LLC (Kuhl), whereby Kuhl granted us an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (Kuhl Wheel), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between us and Kuhl in connection with our bankruptcy proceeding. The original license agreement (as amended, the License Agreement), dated May 11, 1999, granted us a non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide us with an exclusive worldwide license. On January 14, 2003 we filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the U.S. District Court for the Eastern District of Michigan. We commenced such action seeking a declaration of non-infringement of two U.S. patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against us, and disclosing and using our technologies, trade secrets, and confidential information to develop, market, license, manufacture, or sell automotive wheels. We subsequently dismissed our claims regarding Kuhl’s alleged use of our technologies. We filed summary judgment motions seeking rulings that we do not infringe Kuhl’s patents, that Kuhl’s patents are invalid, and finding in our favor on Kuhl’s non-patent claims in the case. On November 30, 2007 the court awarded summary judgment in our favor on non-infringement of Kuhl’s patents and on Kuhl’s non-patent claims. The court denied our summary judgment motion on the issue of invalidity, determining the motion to be moot in light of the court’s judgment of non-infringement. Kuhl has appealed the District Court’s ruling to the Court of Appeals for the Federal Circuit.

We are the defendant in a patent infringement matter filed in 1997 in the U.S. District Court for the Eastern District of Michigan. Lacks Incorporated (Lacks) alleged that we infringed on three patents held by Lacks relating to chrome-plated plastic cladding for steel wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001 the special master issued a report finding that Lacks’ third patent was invalid and recommending that Lacks’ remaining claims be dismissed; the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. Discovery on the remanded claims is ongoing. In July 2003 Lacks filed an administrative claim in the Bankruptcy Court for $12 million relating to the alleged patent infringement. On August 15, 2007 the special master issued a report finding that the remaining claims at issue in the third patent are invalid and recommending that the trial court grant judgment for us and against Lacks. On November 20, 2007 the trial court accepted the special master’s recommendation. On November 29, 2007 Lacks filed a notice with the trial court that it is appealing the trial court’s ruling to the Federal Circuit Court of Appeals.

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

As a result of activities that took place at our Howell, Michigan facility prior to our acquisition of it, the U.S. Environmental Protection Agency (EPA) recently performed under CERCLA, remediation of PCB’s from soils on our property and sediments in the adjacent south branch of the Shiawassee River. The Michigan Department of Environmental Quality has indicated it intends to perform additional remediation of these soils and river sediments. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. (Cast Forge) (the previous owner of this site) and the State of Michigan, any additional remediation of the PCBs is the financial responsibility of the State of Michigan and not of Cast Forge or its successors or assigns (including us). The EPA concurred in the consent judgment.

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

Leases

We lease certain production facilities and equipment under various agreements expiring in fiscal years ending January 31, 2008 to 2013 and later. The following is a schedule, by fiscal year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2008 (dollars in millions):

Fiscal Year	Operating

2008	$4.8
2009	3.2
2010	0.9
2011	0.4
2012 and later years	0.2

Total minimum payments required	$9.5

Rent expense was $13.1 million, $14.3 million, and $12.3 million for the years ended January 31, 2008, 2007, and 2006, respectively.

Note 14.	Taxes on Income

Income tax expense was calculated based upon the following components of income from continuing operations before income tax for the fiscal years indicated (dollars in millions):

	2007	2006	2005

U.S. loss	$(187.1)	$(125.6)	$(116.7)
Foreign income	56.2	54.9	(146.5)

Total	$(130.9)	$(70.7)	$(263.2)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax expense attributable to continuing operations is summarized as follows for the fiscal years indicated (dollars in millions):

	2007	2006	2005

Current:
Federal	$0.6	$0.2	$0.2
State and local	(0.3)	1.5	0.8
Foreign	40.8	30.0	18.9

	$41.1	$31.7	$19.9

Deferred:
Federal	$(0.9)	$—	$(6.5)
State and local	(0.1)	0.6	(0.7)
Foreign	(10.2)	7.9	(7.3)

	(11.2)	8.5	(14.5)

Income tax expense	$29.9	$40.2	$5.4

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

A reconciliation of tax expense (benefit) computed at the U.S. Federal statutory rate of 35% to the actual income tax expense attributable to continuing operations follows for the fiscal years indicated (dollars in millions):

	2007	2006	2005

Federal tax expense (benefit) computed at statutory rate	$(45.8)	$(24.8)	$(92.1)
Increase (decrease) resulting from:
State taxes	—	1.8	0.5
Goodwill impairment	0.3	—	69.5
Non-deductible expenses	2.8	2.9	2.2
Foreign statutory tax rate differential	(9.3)	(22.6)	(12.8)
Change in foreign tax rates and laws	9.2	0.5	—
Tax holidays	(1.4)	(3.1)	(4.3)
(Loss) gain on sale of subsidiary stock and restructuring	(8.3)	6.2	(0.6)
Intercompany financing	(0.7)	(3.0)	(4.8)
Tax exempt income	(0.2)	(0.1)	(0.3)
Parent taxation of subsidiary earnings	66.3	1.4	0.8
Change in valuation allowance	20.7	82.3	51.4
All other items	(3.7)	(1.3)	(4.1)

Income tax expense	$29.9	$40.2	$5.4

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

Deferred tax assets (liabilities) result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows for the fiscal years indicated (dollars in millions):

	2007	2006

Deferred tax assets attributable to:
Accrued liabilities	$18.0	$18.0
Operating and capital loss carryforwards	210.9	204.4
Property, plant, and equipment	21.7	10.2
Pensions and post retirement benefits	49.7	54.0
Inventories	3.9	6.1
Other	8.1	4.7

Total gross deferred tax assets	312.3	297.4
Less valuation allowance	(264.9)	(244.2)

Net deferred tax assets	$47.4	$53.2

Deferred tax liabilities attributable to:
Property, plant, and equipment	$(34.9)	$(39.5)
Intangible assets	(52.9)	(61.0)
Intercompany notes	(0.3)	(8.3)
Other	(26.9)	(5.9)

Total gross deferred tax liabilities	(115.0)	(114.7)

Net deferred tax liabilities	$(67.6)	$(61.5)

Deferred tax assets (liabilities) are presented within the Consolidated Balance Sheets for the following fiscal years (dollars in millions):

	2007	2006

Current assets	$5.0	$3.2
Current liabilities	(0.7)	(1.3)
Non current assets	4.2	1.9
Non current liabilities	(76.1)	(65.3)

Net deferred tax liabilities	$(67.6)	$(61.5)

We have U.S. Federal net operating loss carryforwards of $305.0 million expiring in 2025 through 2027. Our previously disclosed Rights Offering did not result in an “ownership change” and did not limit our ability to fully utilize these net operating loss carryforwards in the future. We also have foreign net operating loss carryforwards of $196.7 million, of which $7.9 million expire in years 2009 through 2020, and $188.8 million may be carried forward indefinitely. In addition, we have U.S. Federal capital loss carryforwards of $126.7 million, which expire in 2009 through 2013 and state net operating loss carryforwards of $222.5 million, which expire in 2008 through 2028.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We expect the deferred tax assets at January 31, 2008, net of the valuation allowance, to be realized as a result of the reversal of existing taxable temporary differences in the U.S. and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations.

We increased the valuation allowance for continuing operations during fiscals 2007, 2006, and 2005 by $20.7 million, $82.3 million, and $51.4 million, respectively. If the deferred tax assets as of January 31, 2008 that have a valuation allowance recorded against them are subsequently realized, the amount that would be allocated to goodwill is estimated at $40.1 million.

Due to the debt restructuring and loan guarantees, from a U.S. investment in subsidiary perspective, we are no longer permanently reinvested and have recognized the undistributed earnings in taxable income. However, from a foreign investment in subsidiary perspective, certain subsidiaries are considered permanently reinvested. The amounts of such temporary differences as of January 31, 2008 were estimated to be $62.8 million.

We have determined that a valuation allowance is required against all net deferred tax assets in the U.S. and certain deferred tax assets in foreign jurisdictions. As such, there is no Federal income tax benefit recorded against current losses incurred in the U.S.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in millions):

Balance at February 1, 2007	$19.8
Decreases related to prior year tax positions	(7.6)
Increases related to current year tax positions	0.9
Settlements	—
Reclassifications	(2.0)
Lapse of statute of limitations	—

Balance at January 31, 2008	$11.1

Included in the balance of total unrecognized tax benefits at January 31, 2008, are potential benefits of $8.1 million that if recognized, would affect the effective rate on income from continuing operations.

The beginning balance of unrecognized tax benefits includes amounts for entities that have been sold. The unrecognized tax benefits for entities that were sold subject to tax indemnification agreements have been reclassified to other long-term liabilities.

Our policy is to report interest related to unrecognized tax benefits in interest expense, and penalties, if any, in income tax expense in our Consolidated Statements of Operations. Interest expense and penalties recognized in the Consolidated Statements of Operations related to uncertain tax positions in fiscal 2007 are $1.3 million and in fiscal 2006 we reversed $0.5 million. Total accrued interest and penalties as of January 31, 2008 and 2007 are $1.3 million and $0.4 million, respectively.

We have open tax years from primarily 2000 to 2007 with various significant taxing jurisdictions including the U.S., Germany, Italy, Brazil, Turkey and the Czech Republic. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation,

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. We estimate that unrecognized tax benefits will decrease in the following 12 months by $5.7 million, none of which are individually significant.

There are currently no U.S. Federal or significant state income tax audits in process. During the third quarter of fiscal 2006, we settled an IRS audit for pre-emergence bankruptcy tax years ended January 31, 2003 and May 31, 2003, as well as our post emergence tax year ended January 31, 2004. The settlement had no cash impact on any of the years under the settlement. A German income tax audit was initiated on July 6, 2006 for fiscal years 2000 through 2004 and is effectively settled at January 31, 2008.

Note 15.	Stock Based Benefit Plans

We have a Long Term Incentive Plan (LTIP) that provides for the grant of incentive stock options (ISOs), stock options that do not qualify as ISOs, restricted shares of common stock, and restricted stock units (collectively, the awards). Any officer, director, or key employee of Hayes Lemmerz International, Inc. or any of its subsidiaries is eligible to be designated a participant in the LTIP. We follow the provisions of SFAS 123R, which we adopted on February 1, 2006. There was no material adjustment to our Consolidated Statements of Operations upon adoption.

In January 2006 we accelerated the vesting of all unvested stock options granted to our executive officers, directors, and other employees under our LTIP, primarily to avoid recognizing compensation expense associated with these options in future financial statements upon our adoption of SFAS 123R. Virtually all of the accelerated options had strike prices that were significantly above the current trading price for our common stock and may not have offered the affected employees sufficient potential value when compared to the potential future compensation expense that would have been attributable to these options. Due to the acceleration of all outstanding options, the adoption of SFAS 123R did not have an impact on our results of operations or financial position. The aggregate pre-tax compensation expense that was avoided by the accelerated vesting was approximately $1.8 million, of which approximately $1.3 million would have been recognized in fiscal 2006.

On July 17, 2007 the Board of Directors approved adjustments to (i) our Series B Warrants (Warrants), (ii) the Series A Preferred Stock of our wholly owned subsidiary, HLI Operating Company, Inc. (Opco Preferred Stock), which Opco Preferred Stock can be exchanged for shares of our common stock, and (iii) awards granted under the LTIP. The adjustments were made as a result of dilution resulting from the $180,000,000 Rights Offering and $13,125,002 Direct Investment by Deutsche Bank Securities Inc. Pursuant to these transactions, we issued and sold 59,423,077 shares of our common stock at a price per share of $3.25 on May 30, 2007.

The LTIP requires us to make an equitable adjustment to awards granted under the plan as a result of the Rights Offering and Direct Investment. The Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, an adjustment to the exercise price and number of shares subject to stock options awarded under the LTIP according to the formulas used for the Warrants. An analogous adjustment was also made to the number of shares subject to restricted stock units. We recorded $6.4 million of expense during fiscal 2007 due to these adjustments. We expect to record additional expense of $0.8 million through January 31, 2009.

On September 17, 2006, we issued 120,000 restricted stock units to our Board of Directors and 491,000 restricted stock units to our Executive officers. On December 15, 2006 we issued another 310,500 restricted stock units to other senior employees. The shares vested 50% on September 17, 2007 and will vest 50% on September 17, 2008.

On August 10, 2007 we issued 107,970 restricted shares to our Board of Directors and 675,600 restricted stock units to our executive officers and other senior employees. We also issued 88,560 stock options to our Board of Directors and 1,334,341 stock options to our executive officers and other senior employees. The restricted shares and options for our Board of Directors vested 50% on the grant date with the remaining shares vesting monthly in equal increments through February 1, 2008. The restricted stock units for our executive officers and other senior

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees will vest on February 1, 2010. Stock options for our executive officers and other senior employees vest one-third per year on February 1, 2008, 2009, and 2010.

As of January 31, 2008 there were 1,452,615 restricted stock units outstanding with $2.9 million to be expensed through fiscal 2010, and 1,365,453 outstanding unvested stock options with $1.2 million to be expensed through fiscal 2010.

For the years ending January 31, 2008, 2007, and 2006, we recorded $11.2 million, $2.7 million, and $5.3 million of compensation cost for our stock based benefit plans, respectively.

Stock option activity for the years ended January 31, 2008, 2007, and 2006 under the Long-Term Incentive Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 31, 2005	1,844,140	$10.43
Granted	78,581	4.48
Exercised	—	—
Canceled	(200,486)	10.47

Outstanding at January 31, 2006	1,722,235	$10.16
Granted	—	—
Exercised	—	—
Canceled	(387,596)	10.65

Outstanding at January 31, 2007	1,334,639	$10.01
Granted	1,883,244	5.17
Exercised	(7,790)	4.52
Canceled	(227,317)	9.67

Outstanding at January 31, 2008	2,982,776	$7.00

Balance vested at:
January 31, 2006	1,722,235	$10.16
January 31, 2007	1,334,639	$10.01
January 31, 2008	1,617,323	$9.70

The following table summarizes information about stock options outstanding at January 31, 2008:

	Outstanding				Exercisable
			Weighted	Weighted		Weighted
	Number of	Number of	Average	Average		Average
	Shares	Shares	Exercise	Remaining	Number of	Exercise
Range of Exercisable Prices:	Vested	Unvested	Price	Contractual Life	Shares	Price

$ 1.90 - $ 3.79	10,698	—	$2.6200	7.9206	10,698	$2.6200
$ 3.80 - $ 5.68	141,549	1,365,453	3.8351	9.4463	141,549	4.1516
$ 5.69 - $ 7.57	23,965	—	6.3202	3.4779	23,965	6.3220
$ 7.58 - $ 9.47	10,484	—	7.6600	6.6694	10,484	7.6600
$ 9.48 - $11.36	1,417,165	—	10.3432	5.1992	1,417,165	10.3432
$11.37 - $13.25	13,462	—	13.0700	5.9001	13,462	13.0700

	1,617,323	1,365,453	$6.9979	7.3492	1,617,323	$9.6959

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of stock options granted in fiscal 2007 and 2005 were estimated on the respective dates of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

	January 31, 2008	January 31, 2006

Risk free interest rate	3-5%	5.0%
Expected life	3-6.5	3
Expected volatility	61-62%	61.0%
Expected dividends	0%	0%

A summary of our restricted stock activity for the years ended January 31, 2008, 2007, and 2006 is as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Outstanding at January 31, 2005	1,304,667	$13.86
Granted	507,238	6.53
Exercised	(281,346)	9.78
Forfeited	(172,854)	12.49

Outstanding at January 31, 2006	1,357,705	$12.14
Granted	921,500	2.94
Exercised	(371,074)	12.38
Forfeited	(231,132)	12.11

Outstanding at January 31, 2007	1,676,999	$7.03
Granted	1,830,556	4.97
Exercised	(1,908,793)	7.29
Forfeited	(146,147)	6.68

Outstanding at January 31, 2008	1,452,615	$4.13

As of January 31, 2008 and 2007, there were $2.9 million and $3.5 million of total unrecognized compensation cost related to restricted nonvested shares, respectively. That cost is expected to be recognized over a weighted-average period of 1.3 and 1.2 years as of January 31, 2008 and 2007, respectively.

At January 31, 2008 Series B Warrants to purchase 957,447 shares of common stock were outstanding. Each Series B Warrant allows the holder thereof to acquire one share of common stock for a purchase price of $25.83. The warrants are exercisable through June 3, 2008.

Note 16.	Minority Interest in Equity of Consolidated Subsidiaries

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of minority interest is summarized as follows:

	January 31, 2008	January 31, 2007

Minority interest in consolidated affiliates	$59.3	$43.5
Minority interest in preferred stock	11.2	12.6

Total minority interest	$70.5	$56.1

Note 17.	Off Balance Sheet Arrangements

On May 30, 2006 we established a $65 million domestic accounts receivable securitization facility. The capacity of this facility was reduced over time to $25 million and $35 million as of January 31, 2008 and 2007. The purpose of this facility is to provide additional liquidity, although the importance of the facility to our liquidity position has decreased as the size of the facility has been reduced. The facility has an expiration date of May 30, 2013 and an interest rate equal to LIBOR plus 2.25%. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors.

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

At January 31, 2008 and 2007 the outstanding balances of receivables sold to special purpose entities were $48.3 million and $80.2 million, respectively. Our net retained interests at January 31, 2008 and 2007 were $48.3 million and $43.2 million, respectively, which are disclosed as other receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. There were no advances from lenders at January 31, 2008 and $37.0 million at January 31, 2007.

Note 18.	Segment Information

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

Our former suspension, automotive brake, powertrain, and aluminum component facilities in Cadillac, Southfield, Montague, and Homer Michigan; Bristol and Wabash, Indiana; Tegelen and Nieuw Bergen, The Netherlands; Antwerp, Belgium; and Monterrey, Mexico, as well as our current facility in Nuevo Laredo, Mexico, were previously included in a separate Components segment. The Cadillac, Michigan facility was sold in fiscal 2005. The Southfield, Michigan facility was sold in fiscal 2006. The facilities in Montague, Michigan and Bristol, Indiana were sold in the first quarter of fiscal 2007. The facilities in Wabash, Indiana; Tegelen and Nieuw Bergen, The Netherlands; and Antwerp, Belgium were sold in the second quarter of fiscal 2007. The facilities in Homer, Michigan and Monterrey, Mexico were sold in the fourth quarter of fiscal 2007. Except for the Wabash, Indiana facility, these were reclassified to discontinued operations and assets held for sale in the relevant periods. With the classification of the automotive brake facilities as discontinued operations in the third quarter of fiscal 2007, we combined the results of the remaining Components facility in Nuevo Laredo with the Other segment.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present revenues and other financial information by business segment (dollars in millions):

	Year Ended January 31,
	2008	2007	2006

Revenues:
Automotive Wheels	$2,051.9	$1,671.9	$1,601.5
Other	74.8	124.9	124.7

Total	$2,126.7	$1,796.8	$1,726.2

Earnings (loss) from operations:
Automotive Wheels	$36.7	$53.3	$(150.5)
Other	(75.4)	(48.8)	(47.8)

Total	$(38.7)	$4.5	$(198.3)

Interest expense, net:
Automotive Wheels	$5.1	$8.5	$13.7
Other	57.1	66.7	50.4

Total	$62.2	$75.2	$64.1

Income tax expense:
Automotive Wheels	$36.4	$42.9	$14.1
Other	(6.5)	(2.7)	(8.7)

Total	$29.9	$40.2	$5.4

Depreciation and amortization:
Automotive Wheels	$104.0	$99.0	$105.8
Other	8.1	12.5	15.0

Total	$112.1	$111.5	$120.8

Capital expenditures:
Automotive Wheels	$91.6	$65.4	$78.6
Other	10.8	5.0	7.8

Total	$102.4	$70.4	$86.4

The following table presents certain balance sheet information by business segment (dollars in millions):

	January 31,	January 31,
	2008	2007

Total assets:
Automotive Wheels	$1,956.6	$1,660.4
Other	(150.7)	30.8

Total	$1,805.9	$1,691.2

Goodwill:
Automotive Wheels	$240.5	$210.0
Other	—	—

Total	$240.5	$210.0

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Concentration

During fiscal 2007, approximately 30.5% of our revenues were from two automotive manufacturers and their affiliates. The following is a summary by segment of the percentage of revenues from direct sales to these major customers on a worldwide basis:

	Year Ended January 31, 2008
	Automotive
	Wheels	Other	Total

Ford Motor Company	16.7%	0.8%	17.5%
General Motors Corporation	12.8%	0.2%	13.0%

Total	29.5%	1.0%	30.5%

	Year Ended January 31, 2007
	Automotive
	Wheels	Other	Total

Ford Motor Company	17.7%	1.3%	19.0%
General Motors Corporation	17.1%	0.5%	17.6%

Total	34.8%	1.8%	36.6%

	Year Ended January 31, 2006
	Automotive
	Wheels	Other	Total

Ford Motor Company	16.6%	1.9%	18.5%
General Motors Corporation	17.9%	0.4%	18.3%

Total	34.5%	2.3%	36.8%

The following table sets forth revenues from external customers attributable to the U.S. and other foreign countries from which we derive revenues (dollars in millions):

	Year Ended January 31, 2008
	Automotive
	Wheels	Other	Total

United States	$373.9	$61.7	$435.6
Brazil	241.2	—	241.2
Czech Republic	239.7	—	239.7
Germany	355.5	—	355.5
Other foreign countries	841.6	13.1	854.7

Total	$2,051.9	$74.8	$2,126.7

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 31, 2007
	Automotive
	Wheels	Other	Total

United States	$349.8	$105.0	$454.8
Brazil	191.7	—	191.7
Czech Republic	193.9	—	193.9
Germany	264.7	—	264.7
Other foreign countries	671.8	19.9	691.7

Total	$1,671.9	$124.9	$1,796.8

	Year Ended January 31, 2006
	Automotive
	Wheels	Other	Total

United States	$428.9	$107.4	$536.3
Brazil	165.2	—	165.2
Czech Republic	158.0	—	158.0
Germany	230.5	—	230.5
Other foreign countries	618.9	17.3	636.2

Total	$1,601.5	$124.7	$1,726.2

Note 19.  Selected Quarterly Financial Data (Unaudited)

The following represents our selected quarterly financial data (dollars in millions, except per share amounts):

	Quarter Ended				Year Ended
	April 30,	July 31,	October 31,	January 31,	January 31,
	2007	2007	2007	2008	2008

Net sales as reported in filed Form 10-Qs	$561.0	$570.3	$554.9	$529.1	$2,215.3
Less discontinued operations sales — MGG	31.7	—	—	—	31.7
Less discontinued operations sales — Brakes	30.7	26.2	—	—	56.9

Reconciliation to Form 10-K sales	$498.6	$544.1	$554.9	$529.1	2,126.7
Gross profit as reported in filed Form 10-Qs	$61.5	$56.7	$58.1	$41.6	$217.9
Less discontinued operations gross profit	5.3	3.6	—	—	8.9

Reconciliation to Form 10-K gross profit	$56.2	$53.1	$58.1	$41.6	$209.0
Loss from continuing operations as reported in filed Form 10-Qs	$(10.8)	$(61.2)	$(62.7)	$(44.4)	$(179.1)
Less discontinued operations income	1.8	0.9	—	—	2.7

Reconciliation to Form 10-K loss from continuing operations	$(12.6)	$(62.1)	$(62.7)	$(44.4)	$(181.8)
Net loss	$(15.3)	$(87.1)	$(62.7)	$(29.3)	$(194.4)

Basic and diluted net loss per share from continuing operations as filed in Form 10-Qs	$(0.27)	$(0.77)	$(0.62)	$(0.54)	$(2.20)
Less discontinued operations basic and diluted income per share	0.05	0.01	—	—	0.06

Reconciliation to Form 10-K basic and diluted loss per share from continuing operations	$(0.32)	$(0.78)	$(0.62)	$(0.54)	$(2.26)
Basic and diluted net loss per share	$(0.38)	$(1.10)	$(0.62)	$(0.31)	$(2.41)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended				Year Ended
	April 30,	July 31,	October 31,	January 31,	January 31,
	2006	2006	2006	2007	2007

Net sales as reported in filed Form 10-Qs	$503.5	$480.8	$463.3	$442.3	$1,889.9
Less discontinued operations sales — MGG	33.7	—	—	—	33.7
Less discontinued operations sales — Brakes	31.2	28.2	—	—	59.4

Reconciliation to Form 10-K sales	$438.6	$452.6	$463.3	$442.3	$1,796.8
Gross profit as reported in filed Form 10-Qs	$46.9	$48.0	$42.6	$33.8	$171.3
Less discontinued operations gross profit	8.0	4.3	—	—	12.3

Reconciliation to Form 10-K gross profit	38.9	43.7	42.6	33.8	159.0
Loss from continuing operations as reported in filed Form 10-Qs	$(17.1)	$(28.9)	$(19.3)	$(51.0)	$(116.3)
Less discontinued operations income	3.2	2.0	—	—	5.2

Reconciliation to Form 10-K loss from continuing operations	(20.3)	(30.9)	(19.3)	(51.0)	(121.5)
Net loss	$(17.6)	$(26.9)	$(59.6)	$(62.8)	$(166.9)

Basic and diluted net loss per share from continuing operations as filed in Form 10-Qs	$(0.45)	$(0.76)	$(0.50)	$(1.32)	$(3.03)
Less discontinued operations basic and diluted income per share	0.08	0.05	—	—	0.14

Reconciliation to Form 10-K basic and diluted loss per share from continuing operations	$(0.53)	$(0.81)	$(0.50)	$(1.32)	$(3.17)
Basic and diluted net loss per share	$(0.46)	$(0.71)	$(1.55)	$(1.64)	$(4.36)

Note 20.	New Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). This standard establishes principles and requirements for how the acquirer recognizes and measures the acquired identifiable assets, assumed liabilities, noncontrolling interest in the acquiree, and acquired goodwill or gain from a bargain purchase. SFAS 141R also determines what information the acquirer must disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are assessing the potential impact of this standard on our financial condition and results of operations.

In December 2007 the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for us as of February 1, 2009 with early adoption prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this standard is initially applied. The presentation and disclosure requirements of this standard shall be applied retrospectively for all periods presented and will impact how we present and disclose noncontrolling interests and income from noncontrolling interests in our financial statements.

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elected be reported in earnings. We are required to adopt the provisions of SFAS 159 beginning with our fiscal year beginning February 1, 2008, although earlier adoption is permitted. The adoption of SFAS 159 will not have an impact on our consolidated financial statements.

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are required to adopt the provisions of SFAS 157 beginning with our fiscal year beginning February 1, 2008. The adoption of SFAS 157 will not have an impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

Note 21.	Condensed Consolidating Financial Statements

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

Guarantor and Nonguarantor Financial Statements

As of January 31, 2008 Hayes Lemmerz International, Inc. (Hayes), HLI Parent Company, Inc. (Parent), HLI Opco, and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, excluding Hayes, the Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the New Notes. This guarantor structure is a result of the restructuring of our debt as discussed in Note 9, Bank Borrowings, Other Notes, and Long Term Debt. At January 31, 2008 certain of our foreign subsidiaries were not obligated to guaranty the New Notes, nor were our domestic subsidiaries that are special purpose entities formed for domestic accounts receivable securitization programs (collectively, the Nonguarantor Subsidiaries). In lieu of providing separate unaudited financial statements for each of the Guarantors, we have included the unaudited supplemental guarantor condensed consolidating financial statements. We do not believe that separate financial statements for each of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented. In order to present comparable financial statements, we have presented them as if the current guarantor structure had been in place for all periods presented.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2008

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$—	$—	$1,356.9	$861.0	$(91.2)	$2,126.7
Cost of goods sold	0.2	—	1,265.3	743.4	(91.2)	1,917.7

Gross profit (loss)	(0.2)	—	91.6	117.6	—	209.0
Marketing, general, and administrative	—	0.4	119.1	34.0	—	153.5
Equity in (earnings) losses of subsidiaries and joint ventures	194.2	88.6	—	—	(282.8)	—
Asset impairments and other restructuring charges	—	—	74.3	11.2		85.5
Other expense (income), net	—	30.8	(22.3)	(112.0)	112.2	8.7

(Loss) earnings from operations	(194.4)	(119.8)	(79.5)	184.4	170.6	(38.7)
Interest expense, net	—	38.9	6.0	17.3	—	62.2
Other non-operating expense	—	—	4.4	(15.2)	19.3	8.5
Loss on early extinguishment of debt	—	—	21.5	—	—	21.5

(Loss) earnings from continuing operations before taxes on income and minority interest	(194.4)	(158.7)	(111.4)	182.3	151.3	(130.9)
Income tax expense	—	0.2	16.0	13.7	—	29.9

(Loss) earnings from continuing operations before minority interest	(194.4)	(158.9)	(127.4)	168.6	151.3	(160.8)
Minority interest	—		—	21.0	—	21.0

(Loss) earnings from continuing operations	(194.4)	(158.9)	(127.4)	147.6	151.3	(181.8)
(Loss) earnings from discontinued operations, net of tax	—	—	(20.0)	7.4	—	(12.6)

Net (loss) income	$(194.4)	$(158.9)	$(147.4)	$155.0	$151.3	$(194.4)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2007

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$—	$—	$1,231.2	$644.6	$(79.0)	$1,796.8
Cost of goods sold	0.2	—	1,155.5	561.5	(79.4)	1,637.8

Gross profit (loss)	(0.2)	—	75.7	83.1	0.4	159.0
Marketing, general, and administrative	—	—	89.8	35.5	—	125.3
Equity in losses (earnings) of subsidiaries and joint ventures	166.7	—	—	—	(166.7)	—
Asset impairments and other restructuring charges	—	—	16.6	16.2	—	32.8
Other (income) expense, net	—	—	(185.7)	182.1	—	(3.6)

(Loss) earnings from operations	(166.9)	—	155.0	(150.7)	167.1	4.5
Interest expense, net	—	—	71.9	3.3	—	75.2
Other non-operating expense (income)	—	—	(1.6)	0.1	1.5	—

(Loss) earnings from continuing operations before taxes on income and minority interest	(166.9)	—	84.7	(154.1)	165.6	(70.7)
Income tax expense	—	—	22.2	18.0	—	40.2

(Loss) earnings from continuing operations before minority interest	(166.9)	—	62.5	(172.1)	165.6	(110.9)
Minority interest	—	—	—	10.6	—	10.6

(Loss) earnings from continuing operations	(166.9)	—	62.5	(182.7)	165.6	(121.5)
Loss from discontinued operations, net of tax	—	—	(20.6)	(24.8)	—	(45.4)

Net (loss) income	$(166.9)	$—	$41.9	$(207.5)	$165.6	$(166.9)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2006

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$—	$—	$1,167.7	$613.0	$(54.5)	$1,726.2
Cost of goods sold	0.2	—	1,108.5	530.3	(54.5)	1,584.5

Gross profit (loss)	(0.2)	—	59.2	82.7	—	141.7
Marketing, general, and administrative	—	—	91.7	31.4	—	123.1
Equity in losses (earnings) of subsidiaries and joint ventures	457.8	—	—	4.5	(462.3)	—
Asset impairments and other restructuring charges	—	—	(0.1)	208.7	—	208.6
Other (income) expense, net	—	—	(3.1)	11.5	(0.1)	8.3

(Loss) earnings loss from operations	(458.0)	—	(29.3)	(173.4)	462.4	(198.3)
Interest (income) expense, net	(0.5)	—	66.7	(2.1)	—	64.1
Other non-operating (income) expense	—	—	(0.9)	0.2	1.5	0.8
(Loss) earnings from continuing operations before taxes on income and minority interest	(457.5)	—	(95.1)	(171.5)	460.9	(263.2)
Income tax expense	—	—	0.4	5.0	—	5.4

(Loss) earnings from continuing operations before minority interest	(457.5)	—	(95.5)	(176.5)	460.9	(268.6)
Minority interest	—	—	—	7.8	—	7.8

(Loss) earnings from continuing operations	(457.5)	—	(95.5)	(184.3)	460.9	(276.4)
Loss from discontinued operations, net of tax	—	—	(28.4)	(152.7)	—	(181.1)

Net (loss) income	$(457.5)	$—	$(123.9)	$(337.0)	$460.9	$(457.5)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 31, 2008

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash and cash equivalents	$—	$84.7	$30.3	$45.2	$—	$160.2
Receivables	—	—	151.1	154.5	—	305.6
Other receivables	—	—	48.3	48.3	(48.3)	48.3
Inventories	—	—	111.3	67.8	—	179.1
Assets held for sale	—	—	21.4	—	—	21.4
Prepaid expenses and other	—	—	7.0	5.3	(0.1)	12.2

Total current assets	—	84.7	369.4	321.1	(48.4)	726.8
Property, plant, and equipment, net	—	—	376.5	240.4	(0.1)	616.8
Goodwill and other assets	202.3	811.0	112.6	346.3	(1,009.9)	462.3

Total assets	$202.3	$895.7	$858.5	$907.8	$(1,058.4)	$1,805.9

Bank borrowings and other notes	$—	$—	$29.6	$3.3	$—	$32.9
Current portion of long term debt	—	3.8	—	1.0	—	4.8
Liabilities held for sale	—	—	8.2	—	—	8.2
Accounts payable and accrued liabilities	—	6.2	288.5	263.7	(48.4)	510.0

Total current liabilities	—	10.0	326.3	268.0	(48.4)	555.9
Long term debt, net of current portion	—	569.9	0.6	1.7	—	572.2
Pension and other long term liabilities	—	—	287.8	117.2	—	405.0
Minority interest	—	—	11.2	60.5	(1.2)	70.5
Parent loans	—	487.9	(543.3)	78.1	(22.7)	—
Common stock	1.0	—	—	—	—	1.0
Additional paid-in capital	882.0	(54.3)	1,249.4	304.5	(1,499.6)	882.0
Retained earnings (accumulated deficit)	(928.7)	(149.2)	(590.4)	(101.5)	841.1	(928.7)
Accumulated other comprehensive income (loss)	248.0	31.4	116.9	179.3	(327.6)	248.0

Total stockholders’ equity	202.3	(172.1)	775.9	382.3	(986.1)	202.3

Total liabilities and stockholder’s equity	$202.3	$895.7	$858.5	$907.8	$(1,058.4)	$1,805.9

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 31, 2007

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash and cash equivalents	$—	$—	$8.2	$30.3	$—	$38.5
Receivables	—	—	107.3	123.4	—	230.7
Other receivables	—	—	43.2	43.2	(43.2)	43.2
Inventories	—	—	101.2	55.2	—	156.4
Assets held for sale	—	—	15.7	149.3	—	165.0
Prepaid expenses and other	—	—	7.4	7.2	—	14.6

Total current assets	—	—	283.0	408.6	(43.2)	648.4
Property, plant, and equipment, net	—	—	422.0	205.7	—	627.7
Goodwill and other assets	101.9	—	684.1	675.3	(1,046.2)	415.1

Total assets	$101.9	$—	$1,389.1	$1,289.6	$(1,089.4)	$1,691.2

Bank borrowings and other notes	$—	$—	$26.4	$1.5	$—	$27.9
Current portion of long term debt	—	—	4.6	1.0	—	5.6
Liabilities held for sale	—	—	5.6	52.9	—	58.5
Accounts payable and accrued liabilities	—	—	231.7	163.4	(43.2)	351.9

Total current liabilities	—	—	268.3	218.8	(43.2)	443.9
Long term debt, net of current portion	—	—	657.1	2.3	—	659.4
Pension and other long term liabilities	—	—	309.4	120.6	—	430.0
Minority interest	—	—	12.6	44.6	(1.1)	56.1
Parent loans	0.1	—	(78.9)	72.3	6.5	—
Common stock	0.4	—	—	—	—	0.4
Additional paid-in capital	678.6	—	605.6	1,024.9	(1,630.5)	678.6
Retained earnings (accumulated deficit)	(733.6)	—	(384.0)	(375.2)	759.2	(733.6)
Accumulated other comprehensive income (loss)	156.4	—	(1.0)	181.3	(180.3)	156.4

Total stockholders’ equity	101.8	—	220.6	831.0	(1,051.6)	101.8

Total liabilities and stockholder’s equity	$101.9	$—	$1,389.1	$1,289.6	$(1,089.4)	$1,691.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2008

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows (used for) provided by operating activities	$(0.2)	$(32.8)	$8.6	$151.4	$(19.3)	$107.7

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(47.1)	(55.3)	—	(102.4)
Proceeds from disposal of assets and businesses	—	—	1.7	0.6	—	2.3
Investment in subsidiaries	0.3	(875.4)	684.7	479.4	(289.0)	—

Cash provided by (used for) investing activities	0.3	(875.4)	639.3	424.7	(289.0)	(100.1)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	(0.6)	1.8	—	1.2
Proceeds from issuance of long term debt	—	524.1	—	—	—	524.1
Repayment of long-term debt	—	(2.8)	(655.8)	(1.0)		(659.6)
Net proceeds from issuance of common stock	185.4	—	—	—	—	185.4
Proceeds from parent investment	—	(0.8)	423.6	(571.5)	148.7	—
Dividends to minority shareholders	—	—	—	(11.8)	—	(11.8)
Bank finance fees paid	—	(9.2)	(14.6)	—	—	(23.8)

Cash provided by (used for) financing activities	185.4	511.3	(247.4)	(582.5)	148.7	15.5

(Decrease) increase in parent loans and advances	(185.5)	480.8	(420.2)	(34.7)	159.6	—
Net cash provided by discontinued operations	—	—	40.6	51.8	—	92.4
Effect of exchange rates on cash and cash equivalents	—	0.8	1.2	4.2	—	6.2

Increase in cash and cash equivalents	—	84.7	22.1	14.9	—	121.7
Cash and cash equivalents at beginning of period		—	8.2	30.3	—	38.5

Cash and cash equivalents at end of period	$—	$84.7	$30.3	$45.2	$—	$160.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2007

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows provided by (used for) operating activities	$(0.2)	$—	$(0.2)	$72.6	$(1.5)	$70.7

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(37.2)	(33.2)	—	(70.4)
Investment in subsidiaries	0.2	—	(263.3)	206.0	57.1	—
Proceeds from sale of assets	—	—	9.9	0.3	—	10.2
Capital contributed by minority shareholders	—	—	—	0.4	—	0.4

Cash provided by (used for) investing activities	0.2	—	(290.6)	173.5	57.1	(59.8)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	0.6	1.0	—	1.6
Repayment of long-term debt	—	—	(19.9)	(1.0)	—	(20.9)
Increase (decrease) from parent investment	—	—	431.2	(390.2)	(41.0)	—
Dividends to minority shareholders	—	—	—	(3.9)	—	(3.9)
Bank finance fees paid	—	—	(4.0)	—	—	(4.0)

Cash provided by (used for) financing activities	—	—	407.9	(394.1)	(41.0)	(27.2)

(Decrease) increase in parent loans and advances	—	—	(83.5)	98.1	(14.6)	—
Net cash (used for) provided by discontinued operations	—	—	(27.1)	37.0	—	9.9
Effect of exchange rates on cash and cash equivalents	—	—	(1.1)	3.5	—	2.4

Increase (decrease) in cash and cash equivalents	—	—	5.4	(9.4)	—	(4.0)
Cash and cash equivalents at beginning of period	—	—	2.8	39.7	—	42.5

Cash and cash equivalents at end of period	$—	$—	$8.2	$30.3	$—	$38.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2006

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows (used for) provided by operating activities	$(0.2)	$—	$(85.8)	$38.6	$3.2	$(44.2)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(62.6)	(23.8)	—	(86.4)
Investment in subsidiaries	0.1	—	31.8	31.1	(63.0)	—
Purchase of businesses, net of cash acquired	—	—	—	(1.4)	—	(1.4)
Proceeds from disposal of assets and businesses	—	—	13.4	2.4	—	15.8

Cash provided by (used for) investing activities	0.1	—	(17.4)	8.3	(63.0)	(72.0)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	23.4	0.3	—	23.7
Proceeds from issuance of long term debt	—	—	150.0	—	—	150.0
Repayment of long term debt	—	—	(104.6)	(0.7)	—	(105.3)
Bank finance fees paid	—	—	(5.2)	—	—	(5.2)
Increase (decrease) from parent investment	—	—	17.3	(41.8)	24.5	—
Dividends paid to minority shareholders	—	—	—	(3.6)	—	(3.6)

Cash provided by (used for) financing activities	—	—	80.9	(45.8)	24.5	59.6

Increase (decrease) in parent loans and advances	0.1	—	(32.3)	(3.1)	35.3	—
Net cash provided by discontinued operations	—	—	57.3	9.1	—	66.4
Effect of exchange rates on cash and cash equivalents	—	—	(0.4)	(2.1)	—	(2.5)

Increase in cash and cash equivalents	—	—	2.3	5.0	—	7.3
Cash and cash equivalents at beginning of period	—	—	0.5	34.7	—	35.2

Cash and cash equivalents at end of period	$—	$—	$2.8	$39.7	$—	$42.5

Note 22.	Subsequent Events

During the first quarter of fiscal 2008, we entered into interest rate swaps with total notional amount of €50 million. The swaps became effective on February 28, 2008 and mature on February 28, 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a disclosure committee (the Disclosure Committee) reporting to our Chief Executive Officer to assist the Chief Executive Officer and Executive Vice President and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing our Disclosure Controls and Procedures. The Disclosure Committee is currently chaired by our Executive Vice President and Chief Financial Officer and includes our General Counsel; Director of Compensation and Benefits; Controller; Treasurer; Assistant General Counsel; Director of Internal Audit; Director of Tax; Director of Governance and Reporting; and Chief Operating Officer as its other members. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated our Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and Procedures were effective as of January 31, 2008.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2008. In making our assessment of internal control over financial reporting, management used the criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we determined that our internal control over financial reporting was effective as of January 31, 2008.

The effectiveness of our internal control over financial reporting as of January 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during our last fiscal quarter that would have materially affected our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information regarding our directors, executive officers, and corporate governance is set forth in our Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year ended January 31, 2008 (Proxy Statement), which information is incorporated herein by reference.

Item 11.	Executive Compensation

Incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company has the following equity compensation plans in effect at January 31, 2008:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Option,	Outstanding Options,	Equity Compensation Plans
	Warrants, and Rights	Warrants, and Rights	(Excluding Securities
Plan Category — Equity Compensation Plans	(a) (1)	(b)(2)	Reflected in Column (a))(c)

Plans approved by security holders	4,435,391	$7.00	2,813,223
Plans not approved by security holders	—

Total	4,435,391	$7.00	2,813,223

(1)	Consists of 2,982,776 options and 1,452,615 restricted stock units.

(2)	Weighted average exercise price includes 2,982,776 options and excludes 1,452,615 restricted stock units, which do not have an exercise price.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for fiscals 2007, 2006, and 2005.

All other schedules are omitted as the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

Exhibits

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed May 21, 2003).
3.1	Certificate of Incorporation of HLI Holding Company, Inc., effective as of May 6, 2003, as amended to date.*
3.2	By-Laws of Hayes Lemmerz International, Inc. (formerly known as HLI Holding Company, Inc.), effective as of May 30, 2003, as amended to date.*
4.1	Amended and Restated Equity Purchase and Commitment Agreement, dated as of April 16, 2007, by and between Hayes Lemmerz International, Inc. and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed April 18, 2007).
4.2	Indenture, dated as of May 30, 2007, by and among Hayes Lemmerz Finance LLC — Luxembourg S.C.A., the Guarantors named therein, U.S. Bank National Association, as Trustee, and Deutsche Bank AG, London Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 5, 2007).
4.3	Supplemental Indenture and Guaranty Release, dated as of November 9, 2007, by and among Hayes Lemmerz Finance LLC — Luxembourg S.C.A., the Guarantors named therein, and U.S. Bank National Association, as Trustee.*
4.4	Form of 8.25% Senior Notes due 2015 (attached as Exhibit A to the Indenture filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 5, 2007).
4.5	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz Finance LLC — Luxembourg S.C.A., the Guarantors named therein, and Deutsche Bank AG, London Branch, Citigroup Global Markets Inc., and UBS Limited (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed June 5, 2007).
4.6	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz International, Inc., Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed June 5, 2007).
4.7	Series B Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.2 to our Form 8-A, filed June 4, 2003).
4.8	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Preferred Stock issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
10.1	Form of Severance Agreement, dated June 15, 2000, between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 15, 2000).
10.2	Amended and Restated Employment Agreement between Hayes and Curtis J. Clawson, dated September 26, 2001 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.3	Form of Employment Agreement between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).

10.4	Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.5	Hayes Lemmerz International, Inc. Critical Employee Retention Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.6	Amendment No. 1 to Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A for our 2007 Annual Meeting of Stockholders, filed on May 31, 2007).
10.7	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, filed September 15, 2003, as amended).
10.8	Hayes Lemmerz International, Inc. Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 17, 2005).
10.9	Award Agreement under Hayes Lemmerz International, Inc. Officer Bonus Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 17, 2005).
10.10	Stock Purchase Agreement dated as of October 14, 2005 by and among HLI Operating Company, Inc., HLI Commercial Highway Holding Company, Inc., and Hayes Lemmerz International — Commercial Highway, Inc. and Precision Partners Holding Company, as amended by an Amendment to Stock Purchase Agreement dated November 11, 2005 (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.11	Stock Purchase Agreement among HLI Operating Company, Inc., HLI Suspension Holding Company, Inc. and Diversified Machine, Inc. dated February 1, 2007 (incorporated by reference to Exhibit 23.1 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2007, filed on June 8, 2007).
10.12	Stock Purchase Agreement, dated as of November 9, 2007, between HLI Brakes Holding Company, Inc., and Brembo North America, Inc. (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2007, filed on December 10, 2007).
10.13	Framework Agreement on the Ongoing Purchase of Receivables dated as of October 10, 2005 by and between Hayes Lemmerz Werke GmbH and MHB Financial Services GmbH & Co. KG (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.14	Receivables Financing Agreement, dated as of May 30, 2006, among Hayes Funding II, Inc., the financial institutions from time to time party thereto (Lenders), Citicorp USA, Inc. as the program agent for the Lenders and HLI Operating Company, Inc., as servicer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2006).
10.15	Originator Purchase Agreement, dated as of May 30, 2006, among Hayes Funding I, LLC, a Delaware limited liability company and the wholly-owned subsidiaries of the Company named therein as Originators (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2006).
10.16	Secondary Purchase Agreement, dated as of May 30, 2006, between Hayes Funding I, LLC, a Delaware limited liability company and Hayes Funding II, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 5, 2006).
10.17	First Amendment dated as of October 13, 2006 amending each of(i) Receivables Financing Agreement, dated as of May 30, 2006 among Hayes Funding II, Inc., the financial institutions from time to time party thereto, Citicorp USA, Inc., and HLI Operating Company, Inc., (ii) Originator Purchase Agreement, dated as of May 30, 2006), among Hayes Funding I, LLC, and the wholly-owned subsidiaries of the Company named therein as Originators and (iii) Secondary Purchase Agreement, dated as of May 30, 2006 among Hayes Funding II, Inc. and Hayes Funding I, LLC (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed April 9, 2007).
10.18	Second Amendment dated as of February 14, 2007 amending each of(i) Receivables Financing Agreement, dated as of May 30, 2006 (as amended October 13, 2006) among Hayes Funding II, Inc., the financial institutions from time to time party thereto, Citicorp USA, Inc., and HLI Operating Company, Inc., (ii) Originator Purchase Agreement, dated as of May 30, 2006 (as amended October 13, 2006), among Hayes Funding I, LLC, and the wholly-owned subsidiaries of the Company named therein as Originators and (iii) Secondary Purchase Agreement, dated as of May 30, 2006 (as amended October 13, 2006) among Hayes Funding II, Inc. and Hayes Funding I, LLC (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed April 9, 2007).

10.19	Amendment No. 3 to Receivables Financing Agreement dated as of May 30, 2007 amending the Receivables Financing Agreement, dated as of May 30, 2006 (as previously amended) among Hayes Funding II, Inc., the financial institutions from time to time party thereto, Citicorp USA, Inc., and HLI Operating Company, Inc.*
10.20	Second Amended and Restated Credit Agreement, dated as of May 30, 2007, among HLI Operating Company, Inc., Hayes Lemmerz Finance LLC — Luxembourg S.C.A., Hayes Lemmerz International, Inc., the lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent and as Documentation Agent, and Deutsche Bank Securities Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2007).
10.21	Second Amended and Restated Pledge and Security Agreement, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., as Grantors, the other Grantors party thereto, Citicorp North America, Inc., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 5, 2007).
10.22	Second Amended and Restated Guaranty, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2007, filed on September 7, 2007).
14	Code of Ethics (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on April 12, 2004).
21	Hayes Subsidiaries.*
23	Consent of Independent Registered Public Accounting Firm.*
24	Powers of Attorney.*
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003)

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of April, 2008.

HAYES LEMMERZ INTERNATIONAL, INC.

By:	/s/ JAMES A. YOST
James A. Yost
Executive Vice President and
Chief Financial Officer

April 10, 2008

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

/s/ PATRICK C. CAULEY* Patrick C. Cauley Attorney-in-fact

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year Ending January 31,
Allowance for doubtful accounts:	2008	2007	2006
	(Dollars in millions)

Balance at beginning of year	$1.8	$3.5	$3.5
Additions charged to costs and expenses	0.1	0.5	2.2
Deductions	(0.4)	(2.2)	(2.2)

Balance at end of year	$1.5	$1.8	$3.5

EXHIBIT INDEX

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed May 21, 2003).
3.1	Certificate of Incorporation of HLI Holding Company, Inc., effective as of May 6, 2003, as amended to date.*
3.2	By-Laws of Hayes Lemmerz International, Inc. (formerly known as HLI Holding Company, Inc.), effective as of May 30, 2003, as amended to date.*
4.1	Amended and Restated Equity Purchase and Commitment Agreement, dated as of April 16, 2007, by and between Hayes Lemmerz International, Inc. and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed April 18, 2007).
4.2	Indenture, dated as of May 30, 2007, by and among Hayes Lemmerz Finance LLC — Luxembourg S.C.A., the Guarantors named therein, U.S. Bank National Association, as Trustee, and Deutsche Bank AG, London Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 5, 2007).
4.3	Supplemental Indenture and Guaranty Release, dated as of November 9, 2007, by and among Hayes Lemmerz Finance LLC — Luxembourg S.C.A., the Guarantors named therein, and U.S. Bank National Association, as Trustee.*
4.4	Form of 8.25% Senior Notes due 2015 (attached as Exhibit A to the Indenture filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 5, 2007).
4.5	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz Finance LLC — Luxembourg S.C.A., the Guarantors named therein, and Deutsche Bank AG, London Branch, Citigroup Global Markets Inc., and UBS Limited (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed June 5, 2007).
4.6	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz International, Inc., Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed June 5, 2007).
4.7	Series B Warrant Agreement, dated as of June 2, 2003, by and between Hayes Lemmerz International, Inc. and Mellon Investor Services LLC, as Warrant Agent (incorporated by reference to Exhibit 4.2 to our Form 8-A, filed June 4, 2003).
4.8	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Preferred Stock issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
10.1	Form of Severance Agreement, dated June 15, 2000, between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 15, 2000).
10.2	Amended and Restated Employment Agreement between Hayes and Curtis J. Clawson, dated September 26, 2001 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.3	Form of Employment Agreement between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.4	Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.5	Hayes Lemmerz International, Inc. Critical Employee Retention Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.6	Amendment No. 1 to Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A for our 2007 Annual Meeting of Stockholders, filed on May 31, 2007).
10.7	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, filed September 15, 2003, as amended).

10.8	Hayes Lemmerz International, Inc. Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 17, 2005).
10.9	Award Agreement under Hayes Lemmerz International, Inc. Officer Bonus Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 17, 2005).
10.10	Stock Purchase Agreement dated as of October 14, 2005 by and among HLI Operating Company, Inc., HLI Commercial Highway Holding Company, Inc., and Hayes Lemmerz International — Commercial Highway, Inc. and Precision Partners Holding Company, as amended by an Amendment to Stock Purchase Agreement dated November 11, 2005 (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.11	Stock Purchase Agreement among HLI Operating Company, Inc., HLI Suspension Holding Company, Inc. and Diversified Machine, Inc. dated February 1, 2007 (incorporated by reference to Exhibit 23.1 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2007, filed on June 8, 2007).
10.12	Stock Purchase Agreement, dated as of November 9, 2007, between HLI Brakes Holding Company, Inc., and Brembo North America, Inc. (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2007, filed on December 10, 2007).
10.13	Framework Agreement on the Ongoing Purchase of Receivables dated as of October 10, 2005 by and between Hayes Lemmerz Werke GmbH and MHB Financial Services GmbH & Co. KG (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.14	Receivables Financing Agreement, dated as of May 30, 2006, among Hayes Funding II, Inc., the financial institutions from time to time party thereto (Lenders), Citicorp USA, Inc. as the program agent for the Lenders and HLI Operating Company, Inc., as servicer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2006).
10.15	Originator Purchase Agreement, dated as of May 30, 2006, among Hayes Funding I, LLC, a Delaware limited liability company and the wholly-owned subsidiaries of the Company named therein as Originators (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2006).
10.16	Secondary Purchase Agreement, dated as of May 30, 2006, between Hayes Funding I, LLC, a Delaware limited liability company and Hayes Funding II, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 5, 2006).
10.17	First Amendment dated as of October 13, 2006 amending each of(i) Receivables Financing Agreement, dated as of May 30, 2006 among Hayes Funding II, Inc., the financial institutions from time to time party thereto, Citicorp USA, Inc., and HLI Operating Company, Inc., (ii) Originator Purchase Agreement, dated as of May 30, 2006), among Hayes Funding I, LLC, and the wholly-owned subsidiaries of the Company named therein as Originators and (iii) Secondary Purchase Agreement, dated as of May 30, 2006 among Hayes Funding II, Inc. and Hayes Funding I, LLC (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed April 9, 2007).
10.18	Second Amendment dated as of February 14, 2007 amending each of(i) Receivables Financing Agreement, dated as of May 30, 2006 (as amended October 13, 2006) among Hayes Funding II, Inc., the financial institutions from time to time party thereto, Citicorp USA, Inc., and HLI Operating Company, Inc., (ii) Originator Purchase Agreement, dated as of May 30, 2006 (as amended October 13, 2006), among Hayes Funding I, LLC, and the wholly-owned subsidiaries of the Company named therein as Originators and (iii) Secondary Purchase Agreement, dated as of May 30, 2006 (as amended October 13, 2006) among Hayes Funding II, Inc. and Hayes Funding I, LLC (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed April 9, 2007).
10.19	Amendment No. 3 to Receivables Financing Agreement dated as of May 30, 2007 amending the Receivables Financing Agreement, dated as of May 30, 2006 (as previously amended) among Hayes Funding II, Inc., the financial institutions from time to time party thereto, Citicorp USA, Inc., and HLI Operating Company, Inc.*
10.20	Second Amended and Restated Credit Agreement, dated as of May 30, 2007, among HLI Operating Company, Inc., Hayes Lemmerz Finance LLC — Luxembourg S.C.A., Hayes Lemmerz International, Inc., the lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent and as Documentation Agent, and Deutsche Bank Securities Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2007).

10.21	Second Amended and Restated Pledge and Security Agreement, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., as Grantors, the other Grantors party thereto, Citicorp North America, Inc., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 5, 2007).
10.22	Second Amended and Restated Guaranty, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2007, filed on September 7, 2007).
14	Code of Ethics (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on April 12, 2004).
21	Hayes Subsidiaries.*
23	Consent of Independent Registered Public Accounting Firm.*
24	Powers of Attorney.*
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

*	Filed electronically herewith.