Form 10-Q
period 2008-04-30
HAYES LEMMERZ INTERNATIONAL INC
filed 2008-06-05
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑       No ☐
     As of June 3, 2008, the number of shares of common stock outstanding of Hayes Lemmerz International, Inc., was 101,094,064 shares.

HAYES LEMMERZ INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to fiscal year means the 12-month period commencing on February 1st of that year and ending January 31st of the following year (e.g., fiscal 2008 means the period beginning February 1, 2008 and ending January 31, 2009). This report contains forward looking statements with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum, and other raw materials; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers; (6) changes in the financial markets or our debt ratings affecting our financial structure and our cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; and (8) the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We have no duty to update the forward looking statements in this Quarterly Report on Form 10-Q and we do not intend to provide such updates

Item 1. Financial Statements
HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,
	2008	2007
	(Dollars in millions, except per
	share amounts)
Net sales	$573.8	$498.6
Cost of goods sold	510.1	442.4

Gross profit	63.7	56.2
Marketing, general, and administrative	39.3	35.3
Amortization of intangibles	2.8	2.4
Asset impairments and other restructuring charges	3.3	2.4
Other income, net	(3.4)	(2.0)

Earnings from operations	21.7	18.1
Interest expense, net	13.3	18.1
Loss on early extinguishment of debt	—	0.3
Other non-operating expense	1.7	—

Earnings (loss) from continuing operations before taxes and minority interest	6.7	(0.3)
Income tax expense	13.0	8.5

Loss from continuing operations before minority interest	(6.3)	(8.8)
Minority interest	6.5	3.8

Loss from continuing operations	(12.8)	(12.6)

Discontinued operations:
Income from operations, net of tax of $0.0 and $0.1, respectively	—	0.9
Loss on sale of business, net of tax of $0.0 for all periods	—	(3.6)

Loss from discontinued operations	—	(2.7)

Net loss	$(12.8)	$(15.3)

Loss per common share data
Basic and diluted:
Loss from continuing operations	$(0.13)	$(0.32)
Loss from discontinued operations	—	(0.07)

Net loss	$(0.13)	$(0.39)

Weighted average shares outstanding (in thousands)	101,071	39,269
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2008	2008
	(Dollars in millions)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$106.8	$160.2
Receivables	337.8	305.6
Other receivables	47.7	48.3
Inventories	201.4	179.1
Assets held for sale	24.9	21.4
Deferred tax assets	6.8	5.0
Prepaid expenses and other current assets	8.6	7.2

Total current assets	734.0	726.8
Property, plant, and equipment, net of accumulated depreciation of $423.4 and $385.0 as of April 30, 2008 and January 31, 2008, respectively	635.3	616.8
Goodwill	253.9	240.5
Other intangible assets, net	67.3	65.0
Customer relationships, net	107.9	103.7
Deferred tax assets	2.0	4.2
Other assets	53.4	48.9

Total assets	$1,853.8	$1,805.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$36.5	$32.9
Current portion of long-term debt	5.1	4.8
Accounts payable	360.7	372.0
Accrued payroll and employee benefits	81.3	76.4
Liabilities held for sale	8.8	8.2
Other accrued liabilities	78.3	61.6

Total current liabilities	570.7	555.9
Long-term debt, net of current portion	604.1	572.2
Deferred tax liabilities	78.1	76.1
Pension and other long-term liabilities	331.4	328.9
Minority interest	72.4	70.5
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at April 30, 2008 or January 31, 2008	—	—
Common stock, par value $0.01 per share:
200,000,000 shares authorized; 101,078,653 and 101,057,966 issued and outstanding at April 30, 2008 and January 31, 2008, respectively	1.0	1.0
Additional paid in capital	883.0	882.0
Accumulated deficit	(942.9)	(928.7)
Accumulated other comprehensive income	256.0	248.0

Total stockholders’ equity	197.1	202.3

Total liabilities and stockholders’ equity	$1,853.8	$1,805.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
	2008	2007
	(Dollars in millions)
Cash flows from operating activities:
Net loss	$(12.8)	$(15.3)

Adjustments to reconcile net loss from operations to net cash provided by (used for) operating activities:
Net loss from discontinued operations	—	2.7
Depreciation and amortization	27.8	27.7
Amortization of deferred financing fees and accretion of discount	0.6	1.4
Asset impairments	2.7	0.1
Deferred income taxes	(0.8)	0.1
Minority interest	6.5	3.8
Equity compensation expense	1.0	0.6
(Gain) Loss on sale of assets and businesses	(0.1)	0.2
Loss on early extinguishment of debt	—	0.3
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(16.8)	(41.9)
Other receivables	0.6	8.9
Inventories	(15.2)	(16.0)
Prepaid expenses and other	(9.0)	1.5
Accounts payable and accrued liabilities	(16.3)	42.6

Cash (used for) provided by operating activities	(31.8)	16.7

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(19.2)	(16.0)
Proceeds from sale of assets	0.5	0.1

Cash used for investing activities	(18.7)	(15.9)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	2.1	(0.5)
Proceeds from revolving credit facility	—	10.0
Repayment of long-term debt	(0.1)	(0.9)
Dividends paid to minority shareholders	(7.3)	(5.5)

Cash (used for) provided by financing activities	(5.3)	3.1

Cash flows of discontinued operations:
Net cash provided by operating activities	—	0.2
Net cash provided by investing activities	—	25.3
Net cash used for financing activities	—	(5.6)

Net cash (used for) provided by discontinued operations	—	19.9

Effect of exchange rate changes on cash and cash equivalents	2.4	2.4

(Decrease) increase in cash and cash equivalents	(53.4)	26.2

Cash and cash equivalents at beginning of period	160.2	38.5

Cash and cash equivalents at end of period	$106.8	$64.7

Supplemental data:
Cash paid for interest	$9.4	$15.1
Cash paid for income taxes	$9.3	$3.3
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
		Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income	Total
			(Dollars in millions, except share amounts)
Balance at January 31, 2008	101,057,966	$1.0	$882.0	$(928.7)	$248.0	$202.3
Preferred stock dividends accrued	—	—	—	(0.2)	—	(0.2)
Comprehensive income:
Net loss	—	—	—	(12.8)	—	(12.8)
Currency translation adjustment	—	—	—	—	5.6	5.6
Unrealized gain on derivatives	—	—	—	—	3.0	3.0

Total comprehensive loss	—	—	—	—	—	(4.2)
Shares issued for vested RSUs	20,687	—	—	—	—	—
Pension measurement date adjustment	—	—	—	(1.2)	(0.6)	(1.8)
Equity compensation expense	—	—	1.0	—	—	1.0

Balance at April 30, 2008	101,078,653	$1.0	$883.0	$(942.9)	$256.0	$197.1

Balance at January 31, 2007	38,470,434	$0.4	$678.6	$(733.6)	$156.4	$101.8
Preferred stock dividends accrued	—	—	—	(0.2)	—	(0.2)
Comprehensive income:
Net loss	—	—	—	(15.3)	—	(15.3)
Currency translation adjustment	—	—	—	—	38.9	38.9
Unrealized loss on derivatives	—	—	—	—	(2.8)	(2.8)

Total comprehensive income	—	—	—	—	—	20.8
Shares of redeemable preferred stock of subsidiary converted into common stock	89,932	—	2.1	—	—	2.1
Shares issued for vested RSUs	36,296	—	—	—	—	—
Common stock issued to note holders	1,049,020	—	5.3	—	—	5.3
Equity compensation expense	—	—	0.6	—	—	0.6

Balance at April 30, 2007	39,645,682	$0.4	$686.6	$(749.1)	$192.5	$130.4

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended April 30, 2008 and 2007
(Unaudited)
(Dollars in millions, unless otherwise stated)
Note 1. Description of Business
     These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2008.
Description of Business
     Unless otherwise indicated, references to “us,” “we,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries, and references to “fiscal year” mean our fiscal year commencing on February 1 of that year and ending on January 31 of the following year (e.g., “fiscal 2008” refers to the period beginning February 1, 2008 and ending January 31, 2009, “fiscal 2007” refers to the period beginning February 1, 2007 and ending January 31, 2008).
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
Note 2. Basis of Presentation
     Our unaudited interim consolidated financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles (GAAP) for annual financial statements. In our opinion, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the fiscal 2008 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2009.
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
     Certain prior period amounts have been reclassified to conform with the current year presentation.
Note 3. Inventories
     The major classes of inventory were as follows (dollars in millions):

	April 30,	January 31,
	2008	2008
Raw materials	$49.7	$41.4
Work-in-process	47.2	41.8
Finished goods	69.4	62.4
Spare parts and supplies	35.1	33.5

Total	$201.4	$179.1

Note 4. Assets Held for Sale
     Assets held for sale consist of the following (dollars in millions):

	April 30,	January 31,
	2008	2008
Nuevo Laredo, Mexico facility	$20.7	$16.0
Huntington, Indiana facility	2.7	2.7
Howell, Michigan facility	1.5	2.7

Total	$24.9	$21.4

     The balance includes our Nuevo Laredo facility, which met the criteria for an asset held for sale during the last quarter of fiscal 2007 in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The Nuevo Laredo facility is included in our Other segment and is expected to be sold during fiscal 2008. Also included in the balance are our land and idle buildings in Huntington, Indiana and Howell, Michigan, which we are currently marketing for sale.
     The balances of assets and liabilities of our Nuevo Laredo facility consisted of the following prior to being reclassified as held for sale as of April 30, 2008 and January 31, 2008:

	April 30,	January 31,
	2008	2008
Receivables	$14.7	$11.3
Inventories	4.8	4.1
Prepaid expenses and other assets	0.4	0.1
Property, plant, and equipment, net	0.8	0.5

Total assets held for sale	$20.7	$16.0

Accounts payable and accrued liabilities	$8.7	$8.0

Total liabilities held for sale	$8.7	$8.0

Note 5. Discontinued Operations
     On November 9, 2007 we completed the sale of our Brakes business to Brembo North America, Inc. Under the agreement, Brembo North America, Inc., a subsidiary of Brembo S.p.A., acquired all of the stock of two subsidiary companies that ran our brake manufacturing operations in Homer, Michigan and Monterrey, Mexico, and certain assets used in connection with the division’s sales, marketing, and engineering group located at our headquarters in Northville, Michigan. Proceeds from the sale were approximately $57 million. We recognized a gain on the sale of approximately $16.8 million.
     Operating results for the Brakes business were as follows (dollars in millions):

	Three Months Ended April 30,
	2008	2007
Net sales	$—	$30.7

Earnings before income tax expense	$—	$4.0
Income tax expense	—	0.7

Net income	$—	$3.3

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
     Operating results for MGG Group were as follows (dollars in millions):

	Three Months Ended April 30,
	2008	2007
Net sales	$—	$31.7

Loss before income tax expense	$—	$(2.1)
Income tax benefit	—	(0.6)

Net loss	$—	$(1.5)

     In the beginning of fiscal 2007 we divested Hayes Lemmerz International — Bristol, Inc. and Hayes Lemmerz International — Montague, Inc., which operated our suspension business operations in Bristol, Indiana and Montague, Michigan. We received consideration for the sale of approximately $26.2 million, which consisted of approximately $21.1 million in cash plus the assumption of approximately $5.1 million of debt under capital leases for equipment at the facilities. The loss recorded on the sale through April 30, 2008 was $3.2 million. In October 2006 we sold the outstanding shares of stock of Hayes Lemmerz International — Southfield, Inc., our Southfield, Michigan iron suspension components machining plant. We received net cash proceeds of approximately $18 million and recorded a loss on the sale through April 30, 2008 of $2.1 million. In fiscal 2005 we sold our suspension facility in Cadillac, Michigan. These facilities made up our suspension components business (Suspension business) and were part of our previous reported Components segment We divested these operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses.
     As of April 30, 2008 and January 31, 2008, we had a balance of $0.1 million and $0.2 million in accrued liabilities for Suspension business. Operating results for the Suspension business were as follows (dollars in millions):

	Three Months Ended April 30,
	2008	2007
Net sales	$—	$6.8

Loss before income tax expense	$—	$(4.5)
Income tax expense	—	—

Net loss	$—	$(4.5)

     The operating results of the Brakes business, MGG Group, and Suspension business were classified as discontinued operations and prior periods have been reclassified in accordance with SFAS 144.
Note 6. Bank Borrowings, Other Notes, and Long-Term Debt
     Short term bank borrowings and other notes were $36.5 million as of April 30, 2008 with a weighted average interest rate of 6.3% and $32.9 million as of January 31, 2008 with a weighted average interest rate of 6.0%. These consist primarily of short-term credit facilities at our foreign subsidiaries.

     Long-term debt consists of the following (dollars in millions):

	April 30,	January 31,
	2008	2008
Various foreign bank and government loans, weighted average interest rates of 4.8% and 4.0% at April 30, 2008 and January 31, 2008, respectively	$3.4	$3.3
Term Loan maturing 2014, weighted average interest rate of 7.3% and 7.4% at April 30, 2008 and January 31, 2008, respectively	402.8	381.5
8.25% New Senior Notes due 2015	202.9	192.2
Capital lease obligations	0.1	—

	609.2	577.0
Less current portion of long-term debt	(5.1)	(4.8)

Total long-term debt	$604.1	$572.2

Euro Denominated Debt
     The balance of our Term Loan maturing 2014 was approximately €258.1 million and the balance of our 8.25% New Senior Notes due 2015 was €130 million as of April 30, 2008 and January 31, 2008. The foreign currency exchange rates for the Euro as of April 30, 2008 and January 31, 2008 were 1.5609 and 1.4784. Based on these exchange rates, the US Dollar balance of the Term Loan maturing 2014 increased from $381.5 million as of January 31, 2008 to $402.8 million as of April 30, 2008, and the balance of the 8.25% New Senior Notes due 2015 increased from $192.2 million to $202.9 million.
Rights Offering
     On March 16, 2007 we announced that our Board of Directors approved a Rights Offering of up to $180 million of common stock to our stockholders at a subscription price of $3.25 per share. The Board of Directors set the record date of April 10, 2007 for determining the stockholders entitled to participate in the Rights Offering. On April 16, 2007, the Board of Directors amended the Rights Offering, reducing the number of shares available to Deutsche Bank Securities subject to its Direct Investment option at a price of $3.25 per share from a maximum of 5,538,462 shares to a maximum of 4,038,462 shares. In addition, Deutsche Bank agreed that shares exercised pursuant to the Direct Investment would be in addition to, and not reduce the number of shares of the Company’s Common Stock offered in the Rights Offering, raising the total value of the Rights Offering and Direct Investment to $193.1 million. The Rights Offering and the Direct Investment were approved at a special meeting of stockholders held on May 4, 2007.
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
Old Notes
     As of January 31, 2007, HLI Operating Company, Inc. (HLI Opco) had $162.5 million aggregate principal amount of Old Notes that were to mature on June 15, 2010. Interest on the Old Notes accrued at a rate of 10 1/2% per annum and was payable semi-annually in arrears on June 15 and December 15. During the first quarter of fiscal 2007, we issued common stock in exchange for $5.0 million of the Old Notes, reducing the principal amount outstanding from $162.5 million to $157.5 million. During the second quarter of fiscal 2007 these notes were repurchased by HLI Opco pursuant to the tender offer.
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
     We were required to exchange the New Senior Notes for substantially identical senior notes that have been registered with the SEC (Exchange Notes). In connection with this obligation, we were required to file a registration statement with the SEC with respect to the Exchange Notes on or prior to August 28, 2007, to cause such registration statement to be declared effective on or prior to November 26, 2007 and to complete the exchange offering by December 26, 2007. We failed to meet the obligations to cause the registration statement to be declared effective and the exchange offer to be completed by the required dates. The registration statement was ultimately declared effective on April 11, 2008 and the exchange offer was completed on May 12, 2008. As a result, additional interest has accrued on the principal amount of the New Senior Notes at a rate of 0.25% per annum from and including November 27, 2007 through February 24, 2008 and a rate of 0.50% per annum from and including February 25, 2008 through the date on which the exchange offer was completed. The amount of additional interest expense was not material to our consolidated financial statements.
Credit Facility
     On June 3, 2003 HLI Opco, entered into a $550 million senior secured credit facility (Old Credit Facility), which initially consisted of a $450 million six-year amortizing term loan (Term Loan B) and a five-year $100 million revolving credit facility.
     On April 11, 2005 we amended and restated the Old Credit Facility to establish a new second lien $150 million term loan (Term Loan C), from which 50% of the net proceeds were to be used for general corporate purposes, with the remainder of the net proceeds used to repay a portion of the Term Loan B. The Term Loan C principal balance of $150 million was due on June 3, 2010.
     On May 30, 2007 we amended and restated the credit facility to establish three new senior secured credit facilities in an amount of approximately $495 million (New Credit Facilities). The proceeds from the New Credit Facilities, together with the proceeds of other financing activities, were used to refinance our obligations under the Old Credit Facility. Additional proceeds were used to replace existing letters of credit and to provide for working capital and other general corporate purposes, and to pay the fees and expenses associated with the New Credit Facilities.
     The New Credit Facilities consist of a term loan facility of €260 million maturing in 2014 borrowed by Hayes Luxembourg, a revolving credit facility of $125 million maturing in 2013 available to HLI Opco and Hayes Luxembourg (Revolving Credit Facility), and a synthetic letter of credit facility of €15 million available to both borrowers. The interest rate for the term loan is generally the EURIBOR rate plus 2.75% per annum until the first date after October 31, 2007 that our leverage ratio is equal to or less than 2.5 to 1.0 and, thereafter, the EURIBOR rate plus 2.50% per annum. The interest rate for the Revolving Credit Facility is generally either the LIBOR rate plus 2.75% per annum (for borrowings by HLI Opco) or the EURIBOR rate plus 2.75% per annum (for borrowings by Hayes Luxembourg).
     The obligations of HLI Opco and Hayes Luxembourg under the New Credit Facility are guaranteed by us and substantially all of our direct and indirect domestic subsidiaries. In addition, the obligations of Hayes Luxembourg under the New Credit Facilities are guaranteed, subject to certain exceptions, by certain of our foreign subsidiaries. The obligations of HLI Opco and Hayes Luxembourg under the New Credit Facilities and the guarantors’ obligations under their respective guarantees of the New Credit Facilities are, subject to certain exceptions, secured by a first priority perfected pledge of substantially all capital stock owned by the borrowers and the guarantors (but not more than 65% of the capital stock of Hayes Luxembourg or any foreign subsidiary can secure HLI Opco’s obligations) and substantially all of the other assets owned by the borrowers and the guarantors. All foreign guarantees and collateral are subject to applicable restrictions on cross-stream and upstream guarantees and other legal restrictions, including financial assistance rules, thin capitalization rules, and corporate benefit rules.
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
     As of April 30, 2008 there were no outstanding borrowings and no letters of credit issued under the Revolving Credit Facility, and $21.2 million in letters of credit issued under the synthetic letter of credit facility. As of January 31, 2008 there were no outstanding borrowings, approximately $0.8 million in letters of credit issued under the Revolving Credit Facility, and $20.8 million in letters of credit issued under the synthetic letter of credit facility. The amount available to borrow under the Revolving Credit Facility at April 30, 2008 and January 31, 2008 was $125.0 million and $124.2 million, respectively.
Note 7. Pension Plans and Postretirement Benefits Other Than Pensions
     We sponsor several defined benefit pension plans (Pension Benefits) and health care and life insurance benefits (Other Benefits) for certain employees around the world. We fund the Pension Benefits based upon the funding requirements of United States and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.

     The fiscal 2008 and fiscal 2007 amounts shown below present the Pension Benefits and Other Benefits expense for the three months ended April 30, 2008 and 2007 (dollars in millions):

	US Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	Three Months Ended April 30,
	2008	2007	2008	2007	2008	2007
Service cost	$0.3	$0.3	$—	$—	$0.2	$0.2
Interest cost	2.6	2.6	2.3	2.4	1.9	1.6
Expected return on plan assets	(3.3)	(3.1)	—	0.1	(0.3)	(0.2)
Amortization of net loss	(0.2)	—	(0.4)	(0.1)	—	—

Net periodic benefit cost	$(0.6)	$(0.2)	$1.9	$2.4	$1.8	$1.6

     We contributed $3.1 million to our U.S. Pension Benefits plan during the first three months of fiscal 2008 and expect to contribute an additional $2.2 million during the remainder of fiscal 2008. We contributed $2.9 million to our U.S. Other Benefits plan during the first three months of fiscal 2008 and expect to contribute an additional $11.0 million during the remainder of fiscal 2008. We contributed $2.8 million to our international Pension Benefits plan during the first three months of fiscal 2008 and expect to contribute an additional $7.2 million during the remainder of fiscal 2008.
     Effective January 31, 2007, we adopted FASB SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which amends SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits,” SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 158 requires an employer to recognize the over funded or under funded status of defined benefit pension and postretirement plans (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. During the first quarter of fiscal 2008, we recorded $1.2 million as a decrease of beginning retained earnings and $0.6 million as a decrease of accumulated other comprehensive income due to the change in measurement date.
Note 8. Asset Impairments and Other Restructuring Charges
     Asset impairment losses and other restructuring charges for the three months ended April 30, 2008 and 2007 were as follows (dollars in millions):

	Three Months Ended April 30, 2008
	Automotive
	Wheels	Other	Total
Facility closure costs	$0.3	$0.1	$0.4
Impairment of facility, machinery, and equipment	2.7	—	2.7
Severance and other restructuring costs	0.1	0.1	0.2

Total	$3.1	$0.2	$3.3

	Three Months Ended April 30, 2007
	Automotive Wheels	Other	Total
Facility closure costs	$2.1	$—	$2.1
Impairment of facility, machinery, and equipment	0.2	—	0.2
Severance and other restructuring costs	—	0.1	0.1

Total	$2.3	$0.1	$2.4

Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended April 30, 2008
     During the first quarter of fiscal 2008, we recorded facility closure, employee restructuring charges, and asset impairments of $3.3 million.
     In the Automotive Wheels segment we recorded expense of $3.1 million. Facility closure costs of $0.3 million was related to ongoing costs for our aluminum wheel facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $2.7 million were related to our aluminum wheel facilities in Howell, Michigan; Hoboken, Belgium; and Chihuahua, Mexico. Severance and other restructuring costs of $0.1 million were related to our aluminum wheel facility in Dello, Italy.
     Expense of $0.2 million in the Other segment consists of $0.1 million for facility closure cost and severance of $0.1 million for our Ferndale, Michigan technical center, which was closed in fiscal 2007.
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
Facility Exit Costs and Severance Accruals
     The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the three months ended April 30, 2008 (dollars in millions):

			Cash
			Payments
	January 31,		and Effects	April 30,
	2008		of Foreign	2008
	Accrual	Expense	Currency	Accrual
Facility closure costs	$—	$0.4	$(0.4)	$—
Severance and other restructuring costs	0.2	0.2	(0.2)	0.2

Total	$0.2	$0.6	$(0.6)	$0.2

Note 9. Weighted Average Shares Outstanding
     Shares outstanding for the three months ended April 30, 2008 and 2007 were as follows (thousands of shares):

	Three Months Ended April 30,
	2008	2007
Basic weighted average shares outstanding	101,071	39,269
Dilutive effect of options and warrants	—	—

Diluted weighted average shares outstanding	101,071	39,269

     For the three months ended April 30, 2008 and 2007 all options, warrants, and unvested restricted stock units were excluded from the calculation of diluted loss per share on the Consolidated Statements of Operations as the effect was anti-dilutive due to the net loss in those periods.

Note 10. Taxes on Income
     Income tax expense allocated to continuing operations for the three months ended April 30, 2008 and 2007 were as follows (dollars in millions):

	Three Months Ended April 30,
	2008		2007
	US	Foreign	US	Foreign
Pre-tax income (loss)	$(18.1)	$24.8	$(26.3)	$26.0
Income tax expense	0.3	12.7	0.1	8.4
     Income tax expense for the three months ended April 30, 2008 and April 30, 2007 was primarily the result of tax expense in foreign jurisdictions and various states.
     We have determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States.
     Effective February 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 did not have a material impact on our financial statements. As of January 31, 2008, the amount of unrecognized tax benefits was $11.1 million, including $1.3 million of related accrued interest and penalties. As of April 30, 2008, the amount of unrecognized tax benefits was $11.6 million, including $1.3 million of related accrued interest and penalties.
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
     We have open tax years from primarily 2000 to 2007 with various significant taxing jurisdictions including the United States, Germany, Italy, Brazil, Turkey, and Czech Republic. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have recorded a tax benefit only for those positions that meet the more-likely-than-not standard.
     There are currently no U.S. federal or significant state income tax audits in process. The last U.S. federal income tax audit closed was for the fiscal year ended January 31, 2004. A German income tax audit was initiated on July 6, 2006 for fiscal years 2000 through 2004 and is effectively closed.
Note 11. Segment Reporting
     We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into two reportable segments: Automotive Wheels and Other. The Automotive Wheels segment includes results from our operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and commercial vehicle markets. The Other segment includes results from our operations that primarily design and manufacture powertrain components for the passenger car and light vehicle markets as well as financial results related to the corporate office and the elimination of certain intercompany activities.
     Our Montague, Michigan and Bristol, Indiana facilities were part of our Suspension Components business and were sold in the first quarter of fiscal 2007. Our Tegelen and Nieuw Bergen, the Netherlands and Antwerp, Belgium facilities (MGG business) were sold in the second quarter of fiscal 2007. Our brakes facilities in Homer, Michigan and Monterrey, Mexico were sold in the fourth quarter of fiscal 2007. Our Wabash, Indiana facility was sold in the second quarter of fiscal 2007. Except for the Wabash facility, operations for these facilities were reclassified to discontinued operations in the relevant periods. With the classification of the automotive brake facilities as discontinued operations in the third quarter of fiscal 2007, we included the continuing operations of the remaining Nuevo Laredo, Mexico facility with the Other segment.
     Our former facilities in Montague and Homer Michigan; Bristol and Wabash, Indiana; Tegelen and Nieuw Bergen, the Netherlands; Antwerp, Belgium; and Monterrey, Mexico, as well as our current facility in Nuevo Laredo, Mexico, were previously included in a separate Components segment. Prior period amounts have been restated due to the reclassification of the divested facilities to discontinued operations as well as the inclusion of Nuevo Laredo, Mexico facility with the Other segment, therefore we no longer have a Components segment.
     The following tables present revenues and other financial information by business segment (dollars in millions):

	Three Months Ended April 30, 2008
	Automotive
	Wheels	Other	Total
Net sales	$562.0	$11.8	$573.8
Asset impairments and other restructuring charges	3.1	0.2	3.3
Earnings from operations	16.8	4.9	21.7

	Three Months Ended April 30, 2007
	Automotive
	Wheels	Other	Total
Net sales	$466.8	$31.8	$498.6
Asset impairments and other restructuring charges	2.3	0.1	2.4
Earnings (loss) from operations	24.5	(6.4)	18.1

	As of April 30, 2008
	Automotive Wheels	Other	Total
Total assets	$2,034.1	$(180.3)	$1,853.8

	As of January 31, 2008
	Automotive
	Wheels	Other	Total
Total assets	$1,956.6	$(150.7)	$1,805.9
Note 12. Minority Interest in Equity of Consolidated Subsidiaries
     The consolidated financial statements include the accounts of our majority-owned subsidiaries in which we have control. The balance sheet and results of operations of controlled subsidiaries where ownership is greater than 50 percent, but less than 100 percent, are included in the consolidated financial statements and are offset by a related minority interest expense and liability recorded for the minority interest ownership.
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
     The balance of minority interest is summarized as follows (dollars in millions)

	April 30,	January 31,
	2008	2008
Minority interest in consolidated affiliates	$61.1	$59.3
Minority interest in preferred stock	11.3	11.2

Total minority interest	$72.4	$70.5

Note 13. New Accounting Pronouncements
     In March 2008 the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). This standard requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and only requires disclosures for earlier periods presented for comparative purposes beginning in the first year after the year of initial adoption. We are assessing the potential impact of this standard on our financial statement disclosures.
     In December 2007 the FASB issued SFAS 141R, “Business Combinations” (SFAS 141R). This standard establishes principles and requirements for how the acquirer recognizes and measures the acquired identifiable assets, assumed liabilities, noncontrolling interest in the acquiree, and acquired goodwill or gain from a bargain purchase. SFAS 141R also determines what information the acquirer must disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are assessing the potential impact of this standard on our financial condition and results of operations.
     In December 2007 the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for us as of February 1, 2009 with early adoption prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this standard is initially applied. The presentation and disclosure requirements of this standard shall be applied retrospectively for all periods presented and will impact how we present and disclose noncontrolling interests and income from noncontrolling interests in our financial statements.
     In September 2006 the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We adopted the provisions of SFAS 157 with our fiscal year beginning February 1, 2008. The adoption of SFAS 157 did not have an impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not anticipate that the adoption of FSP 157-2 will have a significant impact on our financial condition and results of operations.
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
Guarantor and Nonguarantor Financial Statements
     As of April 30, 2008 Hayes Lemmerz International, Inc. (Hayes), HLI Parent Company, Inc. (Parent), HLI Opco, and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, excluding Hayes, the Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the New Notes. This guarantor structure is a result of the restructuring of our debt as discussed in Note 6, Bank Borrowings, Other Notes, and Long-term Debt. At April 30, 2008 certain of our foreign subsidiaries were not obligated to guaranty the New Notes, nor were our domestic subsidiaries that are special purpose entities formed for domestic accounts receivable securitization programs (collectively, the Nonguarantor Subsidiaries). In lieu of providing separate unaudited financial statements for each of the Guarantors, we have included the unaudited supplemental guarantor condensed consolidating financial statements. We do not believe that separate financial statements for each of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented. In order to present comparable financial statements, we have presented them as if the current guarantor structure had been in place for all periods presented.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended April 30, 2008
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(Dollars in millions)
Net sales	$—	$—	$360.3	$237.2	$(23.7)	$573.8
Cost of goods sold	—	—	328.7	205.1	(23.7)	510.1

Gross profit	—	—	31.6	32.1	—	63.7
Marketing, general, and administrative	—	0.3	27.5	11.5	—	39.3
Equity in (earnings) losses of subsidiaries and joint ventures	12.8	—	—	—	(12.8)	—
Amortization of intangibles	—	—	0.2	2.6	—	2.8
Asset impairments and other restructuring charges	—	—	2.4	0.9	—	3.3
Other income, net	—	—	(2.2)	(1.2)	—	(3.4)

Earnings (loss) from operations	(12.8)	(0.3)	3.7	18.3	12.8	21.7
Interest expense, net	—	20.2	(9.8)	2.9	—	13.3
Other non-operating expense	—	—	0.9	—	0.8	1.7

(Loss) earnings from continuing operations before taxes and minority interest	(12.8)	(20.5)	12.6	15.4	12.0	6.7
Income tax expense	—	—	7.5	5.5	—	13.0

(Loss) earnings from continuing operations before minority interest	(12.8)	(20.5)	5.1	9.9	12.0	(6.3)
Minority interest	—	—	—	6.5	—	6.5

(Loss) earnings from continuing operations	(12.8)	(20.5)	5.1	3.4	12.0	(12.8)
Earnings from discontinued operations	—	—	—	—	—	—

Net (loss) income	$(12.8)	$(20.5)	$5.1	$3.4	$12.0	$(12.8)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended April 30, 2007
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(Dollars in millions)
Net sales	$—	$—	$327.9	$193.6	$(22.9)	$498.6
Cost of goods sold	—	—	302.5	162.8	(22.9)	442.4

Gross profit	—	—	25.4	30.8	—	56.2
Marketing, general, and administrative	—	—	26.5	8.8	—	35.3
Equity in (earnings) losses of subsidiaries and joint ventures	15.3	(13.3)	—	—	(2.0)	—
Asset impairments and other restructuring charges	—	—	2.4	—	—	2.4
Amortization of intangibles	—	—	0.2	2.2	—	2.4
Other (income) expense, net	—	—	(2.1)	0.1	—	(2.0)

Earnings (loss) from operations	(15.3)	13.3	(1.6)	19.7	2.0	18.1
Interest expense, net	—	—	18.3	(0.2)	—	18.1
Loss on early extinguishment of debt	—	—	0.3	—	—	0.3
Other non-operating (income) expense	—	—	—	(1.0)	1.0	—

Earnings (loss) from continuing operations before taxes and minority interest	(15.3)	13.3	(20.2)	20.9	1.0	(0.3)
Income tax expense	—	—	3.3	5.2	—	8.5

Earnings (loss) from continuing operations before minority interest	(15.3)	13.3	(23.5)	15.7	1.0	(8.8)
Minority interest	—	—	(1.0)	4.8	—	3.8

Earnings (loss) from continuing operations	(15.3)	13.3	(22.5)	10.9	1.0	(12.6)
(Loss) earnings from discontinued operations	—	—	(5.8)	3.1	—	(2.7)

Net (loss) income	$(15.3)	$13.3	$(28.3)	$14.0	$1.0	$(15.3)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of April 30, 2008
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(Dollars in millions)
Cash and cash equivalents	$—	$45.7	$18.5	$42.6	$—	$106.8
Receivables	—	—	180.9	156.9	—	337.8
Other receivables	—	—	47.7	47.7	(47.7)	47.7
Inventories	—	—	125.5	75.9	—	201.4
Assets held for sale	—	—	24.9	—	—	24.9
Prepaid expenses and other current assets	—	—	8.2	7.2	—	15.4

Total current assets	—	45.7	405.7	330.3	(47.7)	734.0
Property, plant, and equipment, net	—	—	386.4	249.0	(0.1)	635.3
Goodwill and other assets	197.1	855.8	110.2	368.2	(1,046.8)	484.5

Total assets	$197.1	$901.5	$902.3	$947.5	$(1,094.6)	$1,853.8

Bank borrowings and other notes	$—	$—	$31.2	$5.3	$—	$36.5
Current portion of long-term debt	—	4.1	—	1.0	—	5.1
Liabilities held for sale	—	—	8.8	—	—	8.8
Accounts payable and other accrued liabilities	—	11.8	300.0	256.2	(47.7)	520.3

Total current liabilities	—	15.9	340.0	262.5	(47.7)	570.7
Long-term debt, net of current portion	—	601.6	0.6	1.8	0.1	604.1
Pension and other long-term liabilities	—	—	290.4	119.0	0.1	409.5
Minority interest	—	—	11.3	62.3	(1.2)	72.4
Parent loans	—	490.1	(581.1)	113.6	(22.6)	—
Common stock	1.0	—	—	—	—	1.0
Additional paid-in capital	883.0	(54.3)	1,283.7	284.5	(1,513.9)	883.0
Retained earnings (accumulated deficit)	(942.9)	(170.0)	(576.1)	(109.2)	855.3	(942.9)
Accumulated other comprehensive income (loss)	256.0	18.2	133.5	213.0	(364.7)	256.0

Total stockholders’ equity	197.1	(206.1)	841.1	388.3	(1,023.3)	197.1

Total liabilities and stockholders’ equity	$197.1	$901.5	$902.3	$947.5	$(1,094.6)	$1,853.8

CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 31, 2008

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(Dollars in millions)
Cash and cash equivalents	$—	$84.7	$30.3	$45.2	$—	$160.2
Receivables	—	—	151.1	154.5	—	305.6
Other receivables	—	—	48.3	48.3	(48.3)	48.3
Inventories	—	—	111.3	67.8	—	179.1
Assets held for sale	—	—	21.4	—	—	21.4
Prepaid expenses and other current assets	—	—	7.0	5.3	(0.1)	12.2

Total current assets	—	84.7	369.4	321.1	(48.4)	726.8
Property, plant, and equipment, net	—	—	376.5	240.4	(0.1)	616.8
Goodwill and other assets	202.3	811.0	112.6	346.3	(1,009.9)	462.3

Total assets	$202.3	$895.7	$858.5	$907.8	$(1,058.4)	$1,805.9

Bank borrowings and other notes	$—	$—	$29.6	$3.3	$—	$32.9
Current portion of long-term debt	—	3.8	—	1.0	—	4.8
Liabilities held for sale	—	—	8.2	—	—	8.2
Accounts payable and other accrued liabilities	—	6.2	288.5	263.7	(48.4)	510.0

Total current liabilities	—	10.0	326.3	268.0	(48.4)	555.9
Long-term debt, net of current portion	—	569.9	0.6	1.7	—	572.2
Pension and other long-term liabilities	—	—	287.8	117.2	—	405.0
Minority interest	—	—	11.2	60.5	(1.2)	70.5
Parent loans	—	487.9	(543.3)	78.1	(22.7)	—
Common stock	1.0	—	—	—	—	1.0
Additional paid-in capital	882.0	(54.3)	1,249.4	304.5	(1,499.6)	882.0
Retained earnings (accumulated deficit	(928.7)	(149.2)	(590.4)	(101.5)	841.1	(928.7)
Accumulated other comprehensive income (loss)	248.0	31.4	116.9	179.3	(327.6)	248.0

Total stockholders’ equity	202.3	(172.1)	775.9	382.3	(986.1)	202.3

Total liabilities and stockholder’s equity	$202.3	$895.7	$858.5	$907.8	$(1,058.4)	$1,805.9

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2008
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(Dollars in millions)
Cash flows used for operating activities	$—	$(14.8)	$(9.3)	$(6.9)	$(0.8)	$(31.8)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(7.4)	(11.8)	—	(19.2)
Investments in subsidiaries	—	(0.6)	(29.3)	(35.4)	65.3	—
Proceeds from sale of assets	—	—	0.3	0.2	—	0.5

Cash (used for) provided by investing activities	—	(0.6)	(36.4)	(47.0)	65.3	(18.7)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	—	2.1	—	2.1
Repayment of long-term debt	—	—	—	(0.1)	—	(0.1)
Dividends paid to minority shareholders	—	—	—	(7.3)	—	(7.3)
Proceeds from parent investments	—	—	38.7	27.8	(66.5)	—

Cash provided by (used for) financing activities	—	—	38.7	22.5	(66.5)	(5.3)

Decrease (increase) in parent loans and advances	—	(25.9)	(5.4)	29.3	2.0	—
Cash flows from discontinued operations	—	—	—	—	—	—
Effect of exchange rates on cash and cash equivalents	—	2.3	0.6	(0.5)	—	2.4

Decrease in cash and cash equivalents	—	(39.0)	(11.8)	(2.6)	—	(53.4)
Cash and cash equivalents at beginning of period	—	84.7	30.3	45.2	—	160.2

Cash and cash equivalents at end of period	$—	$45.7	$18.5	$42.6	$—	$106.8

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2007
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(Dollars in millions)
Cash flows provided by (used for) operating activities	$—	$(0.1)	$(17.6)	$35.6	$(1.2)	$16.7

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(6.6)	(9.4)	—	(16.0)
Investments in subsidiaries	0.1	0.1	200.0	(191.1)	(9.1)	—
Proceeds from sale of assets	—	—	—	0.1	—	0.1

Cash provided by (used for) investing activities	0.1	0.1	193.4	(200.4)	(9.1)	(15.9)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	(0.5)	—	—	(0.5)
Proceeds from revolving credit facility	—	—	10.0	—	—	10.0
Repayment of long-term debt	—	—	(0.8)	(0.1)	—	(0.9)
Dividends paid to minority shareholders	—	—	—	(5.5)	—	(5.5)
Proceeds from parent investments	—	—	(141.7)	145.6	(3.9)	—

Cash (used for) provided by financing activities	—	—	(133.0)	140.0	(3.9)	3.1

Decrease (increase) in parent loans and advances	(0.1)	—	(23.5)	9.6	14.0	—
Cash flows from discontinued operations	—	—	(13.7)	33.6	—	19.9
Effect of exchange rates on cash and cash equivalents	—	—	0.4	2.0	—	2.4

Increase (decrease) in cash and cash equivalents	—	—	6.0	20.4	(0.2)	26.2
Cash and cash equivalents at beginning of period	—	—	8.1	30.4	—	38.5

Cash and cash equivalents at end of period	$—	$—	$14.1	$50.8	$(0.2)	$64.7

Note 15. Subsequent Events
     On May 14, 2008 we issued a press release announcing that James A. Yost, our Executive Vice President and Chief Financial Officer, resigned and accepted a similar position at Dana Holding Corporation. His resignation was effective May 21, 2008.
     On May 12, 2008 we announced that we will close our aluminum wheel facility in Gainesville, Georgia by the end of December 2008. The closure is the result of global overcapacity in the light vehicle aluminum wheel market and increasing aluminum wheel imports into North America from low cost countries. This announcement reflects our overall strategy to continue to focus our business on the right products in the right geographic regions. The Gainesville facility, which began wheel production in July 1994, employs approximately 290 people. Employees were advised of the closure at the facility on May 12, 2008. Some of the production at the Gainesville facility will be moved to our aluminum wheel facility in Mexico.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     This discussion should be read in conjunction with the our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2008, and the other information included herein.
Company Overview
     Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to a fiscal year means the 12-month period commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2008” refers to the period beginning February 1, 2008 and ending January 31, 2009, “fiscal 2007” refers to the period beginning February 1, 2007 and ending January 31, 2008).
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
     We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into two reportable segments: Automotive Wheels and Other. The Automotive Wheels segment includes results from our operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and commercial vehicle markets. The Other segment includes results from our operations that primarily design and manufacture powertrain components for passenger car and light vehicle markets as well as financial results related to the corporate office and the elimination of certain intercompany activities.
     Our Montague, Michigan and Bristol, Indiana facilities were part of our Suspension Components business and were sold in the first quarter of fiscal 2007. Our Tegelen and Nieuw Bergen, the Netherlands and Antwerp, Belgium facilities (MGG business) were sold in the second quarter of fiscal 2007. Our brakes facilities in Homer, Michigan and Monterrey, Mexico were sold in the fourth quarter of fiscal 2007. Our Wabash, Indiana facility was sold in the second quarter of fiscal 2007. Except for the Wabash facility, operations for these facilities were reclassified to discontinued operations in the relevant periods. With the classification of the automotive brake facilities as discontinued operations in the third quarter of fiscal 2007, we combined the continuing operations of the remaining Nuevo Laredo, Mexico facility with the Other segment.
     Our former facilities in Montague and Homer Michigan; Bristol and Wabash, Indiana; Tegelen and Nieuw Bergen, the Netherlands; Antwerp, Belgium; and Monterrey, Mexico, as well as our current facility in Nuevo Laredo, Mexico, were previously included in a separate Components segment. Prior period amounts have been restated due to the reclassification of the divested facilities to discontinued operations as well as the inclusion of Nuevo Laredo, Mexico facility with the Other segment. We no longer have a Components segment.

     In the first three months of fiscal 2008 we had net sales of $573.8 million with approximately 84% derived from international markets. In the first three months of fiscal 2007 we had net sales of $498.6 million with approximately 76% derived from international markets. We had earnings from operations of $21.7 million for the first three months of fiscal 2008 compared to $18.1 million for the first three months of fiscal 2007.
Results of Operations
Consolidated Results — Comparison of the Three Months Ended April 30, 2008 to the Three Months Ended April 30, 2007
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Three Months Ended April 30,
	2008	2007	$ Change	% Change
Net sales:
Automotive Wheels	$562.0	$466.8	$95.2	20.4%
Other	11.8	31.8	(20.0)	-62.9%

Total	$573.8	$498.6	$75.2	15.1%

Gross profit	$63.7	$56.2	$7.5	13.3%
Marketing, general, and administrative	39.3	35.3	4.0	11.3%
Amortization of intangibles	2.8	2.4	0.4	16.7%
Asset impairments and other restructuring charges	3.3	2.4	0.9	37.5%
Other income, net	(3.4)	(2.0)	(1.4)	-70.0%

Earnings from operations	21.7	18.1	3.6	19.9%
Interest expense, net	13.3	18.1	(4.8)	-26.5%
Loss on early extinguishment of debt	—	0.3	(0.3)	-100.0%
Other non-operating expense	1.7	—	1.7	N/M
Income tax expense	13.0	8.5	4.5	52.9%
Minority interest	6.5	3.8	2.7	71.1%

Loss from continuing operations	(12.8)	(12.6)	(0.2)	-1.6%
Loss from discontinued operations, net of tax	—	(2.7)	2.7	100.0%

Net loss	$(12.8)	$(15.3)	$2.5	16.3%

N/M — Not meaningful
Sales
     Our net sales increased 15.1% or $75.2 million to $573.8 million in the first quarter of fiscal 2008 from $498.6 million in the first quarter of fiscal 2007. Higher volume increased sales by $24.5 million. In addition, favorable foreign currency exchange rates relative to the U.S. dollar increased sales by $70.0 million. Net sales decreased by $16.9 million due to the sale of our Wabash, Indiana facility during the second quarter of fiscal 2007. The Wabash facility was part of our powertrain business and was included in the Other segment. The remainder of the sales change was primarily due to price reductions to our customers.
Gross profit
     Our gross profit increased 13.3% or $7.5 million in the first quarter of fiscal 2008 to $63.7 million from $56.2 million in the first quarter of fiscal 2007. The gross profit increase was mainly due to favorable fluctuations in foreign currency exchange rates of $7.2 million as well as $0.4 million due to the sale of the Wabash, Indiana facility, which had been experiencing losses in the prior year. Increased gross profits from higher volumes were offset by price reductions to our customers and unfavorable product mix.

Marketing, general, and administrative
     Our marketing, general, and administrative expense increased $4.0 million to $39.3 million during the first quarter of fiscal 2008 from $35.3 million in the first quarter of fiscal 2007. Foreign currency exchange rate fluctuations resulted in increases to expenses of $3.6 million. The remainder of the increase is primarily due to higher costs for our long-term incentive plan for employees.
Asset impairments and other restructuring charges
     During the first quarter of fiscal 2008, we recorded facility closure, employee restructuring charges, and asset impairments of $3.3 million. In the Automotive Wheels segment we recorded expense of $3.1 million. Facility closure costs of $0.3 million were related to our idle facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $2.7 million were related to our aluminum wheel facilities in Howell, Michigan; Hoboken, Belgium; and Chihuahua, Mexico. Severance and other restructuring costs of $0.1 million were related to our aluminum wheel facility in Dello, Italy. Expense of $0.2 million in the Other segment consists of $0.1 million for facility closure cost and severance of $0.1 million for our Ferndale, Michigan technical center, which was closed in fiscal 2007.
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
Interest expense, net
     Interest expense decreased $4.8 million to $13.3 million for the first quarter of fiscal 2008 from $18.1 million for the first quarter of fiscal 2007. The decrease was driven by the restructuring of our debt during the second quarter of fiscal 2007, which resulted in lower debt levels and interest rates on both fixed and variable rate debt.
Income taxes
     Income tax expense was $13.0 million for the first quarter of fiscal 2008 compared to $8.5 million for the first quarter of fiscal 2007. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States and certain foreign jurisdictions without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.
Discontinued operations
     Our Montague, Michigan and Bristol, Indiana facilities were part of our Suspension Components business (Suspension business) and were sold in the first quarter of fiscal 2007. Our Tegelen and Nieuw Bergen, the Netherlands and Antwerp, Belgium facilities (MGG Group) were sold in the second quarter of fiscal 2007. Our brakes facilities in Homer, Michigan and Monterrey, Mexico (Brakes Business) were sold in the fourth quarter of fiscal 2007.
     The loss during the first quarter of fiscal 2007 of $2.7 million primarily consists of income from our Brakes Business of $3.3 million, a loss of $1.5 million from our MGG Group, and a loss of $4.5 million for our Suspension business.
Net loss
     Due to the factors mentioned above, net loss during the first quarter of fiscal 2008 was $12.8 million compared to $15.3 million in the first quarter of fiscal 2007.

Segment Results — Comparison of the Three Months Ended April 30, 2008 to the Three Months Ended April 30, 2007
Automotive Wheels
     The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months Ended April 30,
	2008	2007	$ Change
Net sales	$562.0	$466.8	$95.2
Asset impairments and other restructuring charges:
Facility closure costs	$0.3	$2.1	$(1.8)
Impairment of facility, machinery, and equipment	2.7	0.2	2.5
Severance and other restructuring costs	0.1	—	0.1

Total asset impairments and other restructuring charges	$3.1	$2.3	$0.8

Earnings from operations	$16.8	$24.5	$(7.7)
Net sales
     Net sales from our Automotive Wheels segment increased $95.2 million to $562.0 million in the first quarter of fiscal 2008 from $466.8 million during the first quarter of fiscal 2007. Favorable foreign currency exchange rate fluctuations increased sales by approximately $70 million. Higher volumes increased sales by approximately $28 million, partially offset by lower pricing and unfavorable mix.
Asset impairments and other restructuring charges
     During the first quarter of fiscal 2008 we recorded facility closure and asset impairments of $3.1 million. Facility closure costs of $0.3 million were related to our aluminum wheel facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $2.7 million were related to our idle facility in Howell, Michigan as well as our facilities in Hoboken, Belgium and Chihuahua, Mexico. Severance and other restructuring costs of $0.1 million was related to our aluminum wheel facility in Dello, Italy.
     During the first quarter of fiscal 2007, we recorded facility closure, employee restructuring charges, and asset impairments of $2.3 million. This is principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our Brazil aluminum wheel facility.
Earnings from operations
     Earnings from our Automotive Wheels segment decreased $7.7 million to $16.8 million in the first quarter of fiscal 2008 from $24.5 million in the first quarter of fiscal 2007. Higher volumes increased earnings from operations by $8.5 million and were largely offset by unfavorable pricing and mix. Foreign currency exchange rate fluctuations contributed $3.6 million to earnings. Negatively impacting earnings were impairments of machinery and equipment of $2.5 million, intercompany technology and trademark expenses of $5.6 million, which was offset by corresponding income in the Other segment, and unfavorable manufacturing variances primarily driven by higher utility costs.
Other
     The following table presents net sales, total asset impairments and other restructuring charges, and earnings (loss) from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months Ended April 30,
	2008	2007	$ Change
Net sales	$11.8	$31.8	$(20.0)
Total asset impairments and other restructuring charges	0.2	0.1	0.1
Earnings (loss) from operations	4.9	(6.4)	11.3

Net Sales
     Net sales decreased by $20.0 million from $31.8 million in the first quarter of fiscal 2007 to $11.8 million in the first quarter of fiscal 2008. This decrease is mainly due to the sale of our Wabash facility in the second quarter of fiscal 2007.
Asset impairments and other restructuring charges
     Asset impairments increased $0.1 million from $0.1 million in the first quarter of fiscal 2007, which consisted of the severance expense at our corporate offices, to $0.2 million in the first quarter of fiscal 2008, which consisted of $0.1 million for facility closure cost and severance of $0.1 million for our Ferndale, Michigan technical center, which we closed in fiscal 2007.
Earnings (loss) from operations
     Earnings from operations in the first quarter of fiscal 2008 were $4.9 million compared to a loss of $6.4 million during the first quarter of fiscal 2007. Intercompany technology and trademark income increased earnings by $5.6 million, which was offset by a corresponding expense in the Automotive Wheels segment, and reduced headcount increased earnings by $2.3 million. The remainder of the improvement was primarily due to lower pension and retiree medical expenses and the sale of the Wabash, Indiana facility, which had been experiencing losses in the prior year.
Liquidity and Capital Resources
Sources of Liquidity
     The principal sources of liquidity for our future operating, capital expenditure, facility closure, restructuring, and reorganization requirements are expected to be (i) cash flows from continuing operations, (ii) cash and cash equivalents on hand, (iii) proceeds related to our trade receivable securitization and financing programs, and (iv) borrowings from our New Credit Facilities. While we expect that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future business and capital market conditions.
Capital Resources
     We have a domestic accounts receivable securitization facility with a program limit of $25 million. There were no borrowings under this program as of April 30, 2008 or January 31, 2008.
     We have an accounts receivable financing program in Germany with a local financial institution. The program limit is €20 million. Borrowings under this program of approximately $31.2 million and $29.6 million at April 30, 2008 and January 31, 2008, respectively, are included in short term bank borrowings.
     We also have an accounts receivable factoring program in the Czech Republic with a local financial institution. The program limit is 480 million Czech Crown or approximately $30 million and $28 million as of April 30, 2008 and January 31, 2008, respectively. As of April 30, 2008 and January 31, 2008, approximately $26.1 million and $19.7 million, respectively, was factored under this program. The transactions are accounted for as sales of receivables under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) and the receivables are removed from the Consolidated Balance Sheets.
Cash Flows
     Operating Activities: Cash used for operations was $31.8 million in the first three months of fiscal 2008 compared to cash provided by operations of $16.7 million in the first three months of fiscal 2007. The $48.5 million decrease resulted from increased use of working capital in the first quarter of fiscal 2008, primarily caused by decreased accounts payable due to the expiration of special year end payment terms.

     Investing Activities: Cash used for investing activities was $18.7 million during the first three months of fiscal 2008 compared to $15.9 million in the first three months of fiscal 2007. This increase was primarily due to higher capital expenditures, mostly for additional machinery and equipment to improve productivity, reduce costs, meet demand for new product launches, and meet expected volume requirements for our products.
     Financing Activities: Cash used for financing activities was $5.3 million in the first three months of fiscal 2008 compared to cash provided by financing activities of $3.1 million in the first three months of fiscal 2007. In the first quarter of fiscal 2007 we borrowed $10 million from our Revolving Credit Facility. We did not have any borrowings under this facility in the first quarter of fiscal 2008, which is the primary reason for the decrease in cash flows from financing activities.
Off Balance Sheet Arrangements
     We have a $25 million domestic accounts receivable securitization facility. The facility has an expiration date of May 30, 2013 and an interest rate equal to LIBOR plus 2.25%. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors.
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
     Collections for the receivables are held by HLI Opco, and deposited into an account controlled by the program agent. The servicing fees payable to HLI Opco are set off against interest and other fees payable to the program agent and lenders. The program agent uses the proceeds to pay off the short term borrowings from commercial lenders and returns the excess collections to SPE II, which in turn pays down the short term note issued to SPE I. SPE I then pays down the short term notes issued to the consolidated subsidiaries.
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
     At April 30, 2008 and January 31, 2008 the outstanding balances of receivables sold to special purpose entities were $47.7 million and $48.3 million, respectively. Our net retained interests at April 30, 2008 and January 31, 2008 were $47.7 million and $48.3 million, respectively, which are disclosed as Other Receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. There were no advances from lenders at April 30, 2008 or January 31, 2008.
Credit Ratings
     As of April 30, 2008 our credit ratings were as follows:

	S&P	Moody’s	Fitch
Corporate rating	B	B3	B
Bank debt rating	BB-	B2	BB/RR1
New Senior Note rating	B-	Caa2	B-/RR5

Contractual Obligations
     The following table identifies our significant contractual obligations as of April 30, 2008 (dollars in millions):

	Payment Due by Period
	Less than 1
	Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term borrowings	$36.5	$—	$—	$—	$36.5
Long-term debt	5.1	9.9	8.2	586.0	609.2
Operating leases	4.4	3.4	0.5	0.1	8.4
Capital expenditures	19.5	—	—	—	19.5
United States pension contribution	3.0	7.6	6.2	—	16.8
Tax reserves	5.7	0.1	—	5.8	11.6

Total obligations	$74.2	$21.0	$14.9	$591.9	$702.0

Other Cash Requirements
     We anticipate the following significant cash requirements to be paid during the remainder of fiscal 2008 (dollars in millions):

Interest	$47.5
Taxes	46.4
International pension and other post-retirement benefits funding	18.2
New Accounting Pronouncements
     In March 2008 the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). This standard requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and only requires disclosures for earlier periods presented for comparative purposes beginning in the first year after the year of initial adoption.  We are assessing the potential impact of this standard on our financial statement disclosures.
     In December 2007 the FASB issued SFAS 141R, “Business Combinations” (SFAS 141R).  This standard establishes principles and requirements for how the acquirer recognizes and measures the acquired identifiable assets, assumed liabilities, noncontrolling interest in the acquiree, and acquired goodwill or gain from a bargain purchase.  SFAS 141R also determines what information the acquirer must disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We are assessing the potential impact of this standard on our financial condition and results of operations.
     In December 2007 the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for us as of February 1, 2009 with early adoption prohibited.  SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this standard is initially applied.  The presentation and disclosure requirements of this standard shall be applied retrospectively for all periods presented and will impact how we present and disclose noncontrolling interests and income from noncontrolling interests in our financial statements.
     In September 2006 the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We adopted the provisions of SFAS 157 with our fiscal year beginning February 1, 2008. The adoption of SFAS 157 did not have an impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). This FSP delays the effective date of

SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not anticipate that the adoption of FSP 157-2 will have a significant impact on our financial condition and results of operations.
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
     At April 30, 2008 and January 31, 2008 approximately $637 million and $603 million, respectively, of our debt was in Euros.
Interest Rates
     We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. We have from time to time entered into interest rate swap arrangements to further hedge against interest rate fluctuations. In January 2006 we entered into an interest rate swap agreement with a total notional value of $50 million to hedge the variability of interest payments associated with our variable-rate term debt. The swap agreement was expected to settle in January 2009, and qualified for cash flow hedge accounting treatment. During the first quarter of fiscal 2007 the swap was effective. During the second quarter of 2007 we terminated the swap due to our debt restructuring and recognized the loss associated with the swap. During the second quarter of fiscal 2007 we entered into interest rate swaps with total notional amount of €70 million. The swaps became effective on August 28, 2007 and mature on August 28, 2012. During the third quarter of fiscal 2007 we entered into interest rate swaps with total notional amount of €50 million.  The swaps became effective on September 30, 2007 and mature on September 30, 2012. During the first quarter of fiscal 2008 we entered into interest rate swaps with total notional amount of €50 million. The swaps became effective on February 28, 2008 and mature on February 28, 2012.
     At April 30, 2008 and January 31, 2008 approximately $169 million and $234 million, respectively, of our debt was variable rate debt after considering the impact of the swaps.
Commodities
     We rely on the supply of certain raw materials and other inputs in our production process, including aluminum, steel, and natural gas. We manage the exposure associated with these commitments primarily through the terms of our supply and procurement contracts. We have entered into firm purchase commitments or other arrangements for substantially all of our aluminum and steel requirements for fiscal 2008, although as prices increase, suppliers may seek to impose surcharges or other price increases above those in our purchase agreements. Additionally, in accordance with industry practice, we generally pass through fluctuations in the price of aluminum to our customers. We have also been successful in negotiating with some of our customers to pass through a portion of fluctuations in the price of steel. If our costs for steel increase, we will attempt to mitigate the impact of the higher material costs through pricing actions with our customers, although we cannot assure those actions will be sufficient to offset increased costs. We typically use forward-fixed contracts to hedge against changes in commodity prices for a majority of our outstanding purchase commitments. We also enter into forward purchase commitments for natural gas to mitigate market fluctuations in natural gas prices.
Item 4. Controls and Procedures
     We maintain a disclosure committee (the Disclosure Committee) reporting to our Chief Executive Officer to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing our Disclosure Controls and Procedures. Our Chief Financial Officer resigned on May 21, 2008 and our Chief Accounting Officer has assumed those responsibilities until such time as a new Chief Financial Officer is appointed. The Disclosure Committee is currently chaired by our Vice President, General Counsel and Secretary and includes our Chief Operating Officer and President, Global Wheel Group; Director of Compensation and Benefits; Chief Accounting Officer; Treasurer; Assistant General Counsel; Director of Internal Audit; Director of Tax; and Director of Governance and Reporting as its other members.
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Accounting Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of April 30, 2008 to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments to our legal proceedings since our Annual Report on Form 10-K filed on April 10, 2008.
Item 1A. Risk Factors
     There have been no material changes from the risk factors as previously disclosed in our most recent Annual Report on Form 10-K.
Item 2. Changes in Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Mark A. Brebberman, Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Mark A. Brebberman, Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.
/s/ MARK A. BREBBERMAN
Mark A. Brebberman, Chief Accounting Officer

June 5, 2008

HAYES LEMMERZ INTERNATIONAL, INC.
10-Q EXHIBIT INDEX

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Mark A. Brebberman, Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Mark A. Brebberman, Chief Accounting Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.