Form 10-Q
period 2008-07-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2008-09-04
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑      No ☐
     As of September 2, 2008, the number of shares of common stock outstanding of Hayes Lemmerz International, Inc., was 101,121,203 shares.

HAYES LEMMERZ INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and its subsidiaries. References to fiscal year means the 12-month period commencing on February 1st of that year and ending January 31st of the following year (e.g., fiscal 2008 means the period beginning February 1, 2008 and ending January 31, 2009). This report contains forward looking statements with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum, and other raw materials; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers; (6) changes in the financial markets or our debt ratings affecting our financial structure and our cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; and (8) the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We have no duty to update the forward looking statements in this Quarterly Report on Form 10-Q and we do not intend to provide such updates

Item 1. Financial Statements
HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(Dollars in millions, except per share amounts)
Net sales	$563.5	$544.1	$1,137.3	$1,042.7
Cost of goods sold	491.6	491.0	1,001.7	933.4

Gross profit	71.9	53.1	135.6	109.3
Marketing, general, and administrative	39.4	45.5	78.7	80.8
Amortization of intangibles	2.9	2.6	5.7	5.0
Asset impairments and other restructuring charges	5.8	1.5	9.1	3.9
Other expense, net	34.1	9.5	30.7	7.5

(Loss) earnings from operations	(10.3)	(6.0)	11.4	12.1
Interest expense, net	14.3	15.8	27.6	33.9
Loss on early extinguishment of debt	—	21.2	—	21.5
Other non-operating expense	1.0	0.1	2.7	0.1

Loss from continuing operations before taxes and minority interest	(25.6)	(43.1)	(18.9)	(43.4)
Income tax expense	14.6	13.3	27.6	21.8

Loss from continuing operations before minority interest	(40.2)	(56.4)	(46.5)	(65.2)
Minority interest	6.8	5.7	13.3	9.5

Loss from continuing operations	(47.0)	(62.1)	(59.8)	(74.7)
Discontinued operations:
Income from operations, net of tax of $0.0, $0.2, $0.0, $0.2, respectively	—	2.5	—	3.4
Loss on sale of business, net of tax of $0 for all periods	—	(27.5)	—	(31.1)

Loss from discontinued operations	—	(25.0)	—	(27.7)

Net loss	$(47.0)	$(87.1)	$(59.8)	$(102.4)

Loss per common share data
Basic and diluted:
Loss from continuing operations	$(0.46)	$(0.78)	$(0.59)	$(1.25)
Loss from discontinued operations	—	(0.32)	—	(0.46)

Net loss	$(0.46)	$(1.10)	$(0.59)	$(1.71)

Weighted average shares outstanding (in thousands)	101,104	79,336	101,087	59,854
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2008	2008
	(Dollars in millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87.5	$160.2
Receivables, net of allowance of $1.3 and $1.5 at July 31, 2008 and January 31, 2008, respectively	295.0	305.6
Other receivables	43.2	48.3
Inventories	218.4	179.1
Assets held for sale	26.5	21.4
Deferred tax assets	6.1	5.0
Prepaid expenses	8.5	7.2

Total current assets	685.2	726.8
Property, plant, and equipment, net of accumulated depreciation of $451.9 and $385.0 as of July 31, 2008 and January 31, 2008, respectively	630.8	616.8
Goodwill	252.1	240.5
Customer relationships, net of amortization of $22.8 and $19.7 at July 31, 2008 and January 31, 2008, respectively	106.6	103.7
Other intangible assets, net of amortization of $46.1 and $40.2 at July 31, 2008 and January 31, 2008, respectively	65.3	65.0
Deferred tax assets	1.8	4.2
Other assets	52.4	48.9

Total assets	$1,794.2	$1,805.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$54.9	$32.9
Current portion of long-term debt	5.0	4.8
Accounts payable	342.4	372.0
Accrued payroll and employee benefits	71.4	76.4
Liabilities held for sale	8.6	8.2
Other accrued liabilities	66.4	61.6

Total current liabilities	548.7	555.9
Long-term debt, net of current portion	601.6	572.2
Deferred tax liabilities	78.0	76.1
Pension and other long-term liabilities	322.4	328.9
Minority interest	74.7	70.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at July 31, 2008 or January 31, 2008	—	—
Common stock, par value $0.01 per share:
200,000,000 shares authorized; 101,116,801 and 101,057,966 issued and outstanding at July 31, 2008 and January 31, 2008, respectively	1.0	1.0
Additional paid in capital	884.2	882.0
Accumulated deficit	(990.0)	(928.7)
Accumulated other comprehensive income	273.6	248.0

Total stockholders’ equity	168.8	202.3

Total liabilities and stockholders’ equity	$1,794.2	$1,805.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31,
	2008	2007
	(Dollars in millions)
Cash flows from operating activities:
Net loss	$(59.8)	$(102.4)
Adjustments to reconcile net loss from operations to net cash provided by (used for) operating activities:
Net loss from discontinued operations	—	27.7
Depreciation and amortization	55.9	56.4
Amortization of deferred financing fees and accretion of discount	1.2	2.2
Asset impairments	7.3	0.5
Deferred income taxes	(0.5)	4.6
Minority interest	13.3	9.5
Equity compensation expense	2.0	4.9
Loss on sale of assets and businesses	37.6	12.2
Loss on early extinguishment of debt	—	21.5
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	30.4	(63.2)
Other receivables	5.1	(10.7)
Inventories	(29.3)	(34.6)
Prepaid expenses and other	(1.7)	2.1
Accounts payable and accrued liabilities	(74.3)	62.6

Cash used for operating activities	(12.8)	(6.7)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(43.0)	(40.8)
Sale of assets	(26.4)	1.1

Cash used for investing activities	(69.4)	(39.7)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	20.8	(0.3)
Repayment of long-term debt	(1.5)	(133.3)
Dividends paid to minority shareholders	(10.8)	(10.1)
Proceeds from issuance of common stock	—	193.1
Fees paid for Rights Offering	—	(31.5)

Cash provided by financing activities	8.5	17.9

Cash flows of discontinued operations:
Net cash provided by operating activities	—	6.6
Net cash provided by investing activities	—	37.4
Net cash used for financing activities	—	(4.6)

Net cash provided by discontinued operations	—	39.4
Effect of exchange rate changes on cash and cash equivalents	1.0	2.9

(Decrease) increase in cash and cash equivalents	(72.7)	13.8
Cash and cash equivalents at beginning of period	160.2	38.5

Cash and cash equivalents at end of period	$87.5	$52.3

Supplemental data:
Cash paid for interest	$29.2	$32.1
Cash paid for income taxes	$26.2	$10.8
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional		Accumulated Other
			Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
	(Dollars in millions, except share amounts)
Balance at January 31, 2008	101,057,966	$1.0	$882.0	$(928.7)	$248.0	$202.3
Preferred stock dividends accrued	—	—	—	(0.3)	—	(0.3)
Comprehensive income:
Net loss	—	—	—	(59.8)	—	(59.8)
Currency translation adjustment	—	—	—	—	21.5	21.5
Unrealized gain on derivatives	—	—	—	—	4.7	4.7

Total comprehensive loss	—	—	—	—	—	(33.6)
Shares of redeemable preferred stock of subsidiary converted into common stock	14,152	—	0.2	—	—	0.2
Shares issued for vested RSUs	44,683	—	—	—	—	—
Pension measurement date adjustment	—	—	—	(1.2)	(0.6)	(1.8)
Equity compensation expense	—	—	2.0	—	—	2.0

Balance at July 31, 2008	101,116,801	$1.0	$884.2	$(990.0)	$273.6	$168.8

Balance at January 31, 2007	38,470,434	$0.4	$678.6	$(733.6)	$156.4	$101.8
Preferred stock dividends accrued	—	—	—	(0.4)	—	(0.4)
Comprehensive income:
Net loss	—	—	—	(102.4)	—	(102.4)
Currency translation adjustment	—	—	—	—	39.9	39.9
Unrealized gain on derivatives	—	—	—	—	1.7	1.7

Total comprehensive loss	—	—	—	—	—	(60.8)
Shares of redeemable preferred stock of subsidiary converted into common stock	89,932	—	2.1	—	—	2.1
Shares issued for vested RSUs	847,341	—	—	—	—	—
Common stock issued to note holders	1,049,020	—	5.3	—	—	5.3
Common stock issued, net of fees	59,423,077	0.6	184.8	—	—	185.4
Equity compensation expense	—	—	5.0	—	—	5.0

Balance at July 31, 2007	99,879,804	$1.0	$875.8	$(836.4)	$198.0	$238.4

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended July 31, 2008 and 2007
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
     Originally founded in 1908, Hayes Lemmerz International, Inc. is a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a supplier of automotive powertrain components. We have global operations with 22 facilities, including business and sales offices and manufacturing facilities located in 13 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.
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
Note 3. Stock-Based Compensation
     We have a Long Term Incentive Plan (LTIP) that provides for the grant of incentive stock options (ISOs), stock options that do not qualify as ISOs, restricted shares of common stock, and restricted stock units (collectively, the awards). Any officer, director, or key employee of Hayes Lemmerz International, Inc. or any of its subsidiaries is eligible to be designated a participant in the LTIP. We follow the provisions of the Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment.”
     In July 2008 we issued 914,364 restricted stock units and 180,006 shares of restricted stock to our key employees and members of our Board of Directors. The 914,364 restricted stock units were issued to our key employees and will vest in February 2011. The 180,006 shares of restricted stock were issued to our Board of Directors and will vest in December 2008. As of July 31, 2008 there was $2.0 million of these unvested restricted stock outstanding, which will be expensed based on the respective vesting dates.
     In July 2008 we issued 1,268,984 stock options to our key employees and members of our Board of Directors. There were 144,384 stock options issued to our Board of Directors, which will vest in December 2008. The remaining stock options were issued to our key employees and will vest as to one-third of the options in each of February 2009, 2010, and 2011. As of July 31, 2008 there was $1.4 million of these unvested stock options outstanding, which will be expensed based on the respective vesting dates.

     In July 2008 we also issued performance cash awards to our key employees with a value of $2.4 million at target performance levels. The awards will be determined based on 50% with respect to performance through February 2010 and 50% with respect to performance through February 2011.
Note 4. Inventories
     The major classes of inventory were as follows (dollars in millions):

	July 31,	January 31,
	2008	2008
Raw materials	$51.5	$41.4
Work-in-process	45.2	41.8
Finished goods	87.5	62.4
Spare parts and supplies	34.2	33.5

Total	$218.4	$179.1

Note 5. Assets Held for Sale
     Assets held for sale consist of the following (dollars in millions):

	July 31,	January 31,
	2008	2008
Nuevo Laredo, Mexico facility	$23.3	$16.0
Huntington, Indiana facility	1.7	2.7
Howell, Michigan facility	1.5	2.7

Total	$26.5	$21.4

     The balance includes our Nuevo Laredo facility, which met the criteria for an asset held for sale during the last quarter of fiscal 2007 in accordance with Statement of Financial Accounting Standards SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The Nuevo Laredo facility is included in our Other segment and is expected to be sold during fiscal 2008. Also included in the balance are land and idle buildings in Huntington, Indiana and Howell, Michigan, which we are currently marketing for sale.
     The assets and liabilities of our Nuevo Laredo facility were as follows (dollars in millions):

	July 31,	January 31,
	2008	2008
Receivables	$16.0	$11.3
Inventories	5.8	4.1
Prepaid expenses	0.2	0.1
Property, plant, and equipment, net	1.3	0.5

Total assets held for sale	$23.3	$16.0

Accounts payable and accrued liabilities	$8.6	$8.0

Total liabilities held for sale	$8.6	$8.0

     On June 13, 2008 we sold our Hoboken, Belgium subsidiary to BBS International GmbH (BBS), a subsidiary of Punch International nv (Punch). Under the agreement, BBS acquired all of the outstanding shares of stock of Hayes Lemmerz Belgie B.V.B.A., which had operations in Hoboken (near Antwerp, Belgium). The Hoboken factory produced cast aluminum wheels for passenger cars and employed approximately 315 people. The purchase price of the transaction was not material to either party. We recorded a loss on the sale of approximately $38 million and contributed $27 million in cash as part of the transaction.

Note 6. Discontinued Operations
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
     Operating results for the Brakes business were as follows (dollars in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net sales	$—	$26.2	$—	$56.9

Earnings before income tax expense	$—	$1.1	$—	$5.1
Income tax expense	—	0.2	—	0.9

Net income	$—	$0.9	$—	$4.2

     On June 29, 2007 we completed the sale of all of the issued and outstanding shares of capital stock of MGG Group B.V. (MGG Group) to an affiliate of ECF Group, a privately held company based in the Netherlands and Switzerland. MGG Group and its subsidiaries operate aluminum casting and machining facilities located in Tegelen and Nieuw Bergen, the Netherlands and in Antwerp, Belgium, and represented our International Components business. We received proceeds of $17.5 million. We recorded a loss on the sale of $27.5 million.
     Operating results for MGG Group were as follows (dollars in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net sales	$—	$23.8	$—	$55.5

Loss before income tax expense	$—	$(25.3)	$—	$(27.5)
Income tax benefit	—	—	—	(0.7)

Net loss	$—	$(25.3)	$—	$(26.8)

     In the beginning of fiscal 2007 we divested Hayes Lemmerz International – Bristol, Inc. and Hayes Lemmerz International – Montague, Inc., which operated our suspension business operations in Bristol, Indiana and Montague, Michigan. We received consideration for the sale of approximately $26.2 million, which consisted of approximately $21.1 million in cash plus the assumption of approximately $5.1 million of debt under capital leases for equipment at the facilities. The loss recorded on the sale through July 31, 2008 was $3.2 million. In October 2006 we sold the outstanding shares of stock of Hayes Lemmerz International – Southfield, Inc., our Southfield, Michigan iron suspension components machining plant. We received net cash proceeds of approximately $18 million and recorded a loss on the sale through July 31, 2008 of $2.1 million. In fiscal 2005 we sold our suspension facility in Cadillac, Michigan. These facilities made up our suspension components business (Suspension business) and were part of our previous reported Components segment We divested these operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses.
     As of January 31, 2008, we had a balance of $0.2 million in accrued liabilities for our Suspension business. Operating results for the Suspension business were as follows (dollars in millions):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$6.8

Loss before income tax expense	$—	$(0.6)	$—	$(5.1)
Income tax expense	—	—	—	—

Net loss	$—	$(0.6)	$—	$(5.1)

     The operating results of the Brakes business, MGG Group, and Suspension business were classified as discontinued operations and prior periods have been reclassified in accordance with SFAS 144.
Note 7. Bank Borrowings, Other Notes, and Long-Term Debt
     Short term bank borrowings and other notes were $54.9 million as of July 31, 2008 with a weighted average interest rate of 6.2% and $32.9 million as of January 31, 2008 with a weighted average interest rate of 6.0%. These consist primarily of short-term credit facilities at our foreign subsidiaries.
     Long-term debt consists of the following (dollars in millions):

	July 31,	January 31,
	2008	2008
Various foreign bank and government loans, weighted average interest rates of 4.7% and 4.0% at July 31, 2008 and January 31, 2008, respectively	$2.9	$3.3
Term Loan maturing 2014, weighted average interest rate of 7.1% and 7.4% at July 31, 2008 and January 31, 2008, respectively	401.1	381.5
8.25% New Senior Notes due 2015	202.6	192.2

	606.6	577.0
Less current portion of long-term debt	(5.0)	(4.8)

Total long-term debt	$601.6	$572.2

Euro Denominated Debt
     The balance of our Term Loan maturing 2014 was approximately €257.4 million and €258.1 million as of July 31, 2008 and January 31, 2008 respectively. The balance of our 8.25% New Senior Notes due 2015 was €130 million as of July 31, 2008 and January 31, 2008.  Due to the fluctuation in exchange rates, the US Dollar balance of the Term Loan maturing 2014 increased from $381.5 million as of January 31, 2008 to $401.1 million as of July 31, 2008, and the balance of the 8.25% New Senior Notes due 2015 increased from $192.2 million as of January 31, 2008 to $202.6 million as of July 31, 2008.
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
     We were required to exchange the New Senior Notes for substantially identical senior notes that have been registered with the SEC (Exchange Notes).  In connection with this obligation, we were required to file a registration statement with the SEC with respect to the Exchange Notes.

The registration statement was declared effective on April 11, 2008 and the exchange offer was completed on May 12, 2008.
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
     As of July 31, 2008 there were no outstanding borrowings and no letters of credit issued under the Revolving Credit Facility, and €13.6 or $21.2 million in letters of credit issued under the synthetic letter of credit facility. As of January 31, 2008 there were no outstanding borrowings, approximately $0.8 million in letters of credit issued under the Revolving Credit Facility, and approximately €14.1 million or $20.8 million in letters of credit issued under the synthetic letter of credit facility. The amount available to borrow under the Revolving Credit Facility at July 31, 2008 and January 31, 2008 was $125.0 million and $124.2 million, respectively. The amount available to borrow under the synthetic letter of credit at July 31, 2008 and January 31, 2008 was €1.4 million and €0.9 million, respectively.
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
     The fiscal 2008 and fiscal 2007 amounts shown below present the Pension Benefits and Other Benefits expense for the three and six months ended July 31, 2008 and 2007 (dollars in millions):

	US Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	Three Months Ended July 31,
	2008	2007	2008	2007	2008	2007
Service cost	$0.3	$0.2	$—	$—	$0.2	$0.1
Interest cost	2.6	2.6	2.3	2.3	1.9	1.7
Expected return on plan assets	(3.3)	(3.0)	—	(0.1)	(0.3)	(0.2)
Amortization of net loss	(0.3)	—	(0.3)	(0.1)	—	—

Net periodic benefit cost	$(0.7)	$(0.2)	$2.0	$2.1	$1.8	$1.6

	US Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	Six Months Ended July 31,
	2008	2007	2008	2007	2008	2007
Service cost	$0.5	$0.5	$—	$—	$0.4	$0.3
Interest cost	5.2	5.2	4.7	4.7	3.8	3.3
Expected return on plan assets	(6.6)	(6.0)	—	—	(0.6)	(0.4)
Amortization of net loss	(0.5)	—	(0.8)	(0.2)	—	—

Net periodic benefit cost	$(1.4)	$(0.3)	$3.9	$4.5	$3.6	$3.2

     We contributed $3.1 million to our U.S. Pension Benefits plan during the first six months of fiscal 2008 and expect to contribute an additional $3.6 million during the remainder of fiscal 2008. We contributed $7.2 million to our U.S. Other Benefits plan during the first six months of fiscal 2008 and expect to contribute an additional $6.7 million during the remainder of fiscal 2008. We contributed $5.7 million to our international Pension Benefits plan during the first six months of fiscal 2008 and expect to contribute an additional $4.3 million during the remainder of fiscal 2008.
     Effective January 31, 2007, we adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which amends SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits,” SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 158 requires an employer to recognize the over funded or under funded status of defined benefit pension and postretirement plans (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. During the first quarter of fiscal 2008, we recorded $1.2 million as a decrease of beginning retained earnings and $0.6 million as a decrease of accumulated other comprehensive income due to the change in measurement date.

Note 9. Asset Impairments and Other Restructuring Charges
     Asset impairment losses and other restructuring charges for the three and six months ended July 31, 2008 and 2007 were as follows (dollars in millions):

	Three Months Ended July 31, 2008
	Automotive
	Wheels	Other	Total
Facility closure costs	$0.3	$0.1	$0.4
Impairment of facility, machinery, and equipment	4.6	—	4.6
Severance and other restructuring costs	0.8	—	0.8

Total	$5.7	$0.1	$5.8

	Three Months Ended July 31, 2007
	Automotive
	Wheels	Other	Total
Facility closure costs	$0.6	$—	$0.6
Impairment of facility, machinery, and equipment	0.4	—	0.4
Severance and other restructuring costs	—	0.5	0.5

Total	$1.0	$0.5	$1.5

	Six Months Ended July 31, 2008
	Automotive
	Wheels	Other	Total
Facility closure costs	$0.6	$0.2	$0.8
Impairment of facility, machinery, and equipment	7.3	—	7.3
Severance and other restructuring costs	0.9	0.1	1.0

Total	$8.8	$0.3	$9.1

	Six Months Ended July 31, 2007
	Automotive
	Wheels	Other	Total
Facility closure costs	$2.7	$0.1	$2.8
Impairment of facility, machinery, and equipment	0.5	—	0.5
Severance and other restructuring costs	—	0.6	0.6

Total	$3.2	$0.7	$3.9

     In May 2008 we announced the closure of our Gainesville, Georgia aluminum wheels facility. We also announced that Punch Property International nv (Punch Property), the property investment company of the Punch group, entered into a definitive agreement with Hayes Lemmerz International - Georgia, Inc. to purchase the real estate and certain equipment from Gainesville. This acquisition is expected to be completed following cessation of production in connection with the closure of the facility, which is expected to occur by the end of December 2008. The purchase price of the transaction was not material to either party. We expect to incur $1.7 million in one-time termination benefits and severance related to this closure.
Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended July 31, 2008
     During the second quarter of fiscal 2008, we recorded facility closure, employee restructuring charges, and asset impairments of $5.8 million.
     In the Automotive Wheels segment we recorded expense of $5.7 million. Facility closure costs of $0.3 million were related to ongoing costs for our idle aluminum wheel facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $4.6 million were related to our aluminum wheel facilities in Gainesville, Georgia and Huntington, Indiana. These facilities were written down to fair value based on current market conditions. Severance and other restructuring costs of $0.8 million were related to our aluminum wheel facility in Gainesville, Georgia.
     Expense of $0.1 million in the Other segment was related to facility closure cost for our Ferndale, Michigan technical center, which was closed in fiscal 2007.
Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended July 31, 2007
     During the second quarter of fiscal 2007, we recorded facility closure, employee restructuring charges, and asset impairments of $1.5 million.
     In the Automotive Wheels segment we recorded expense of $1.0 million, principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our Brazil aluminum wheel facility.
     The Other segment expense of $0.5 million was primarily related to severance expense at our facility in Nuevo Laredo, Mexico.
Asset Impairment Losses and Other Restructuring Charges for the Six Months Ended July 31, 2008
     During the first six months of fiscal 2008, we recorded facility closure, employee restructuring charges, and asset impairments of $9.1 million.
     In the Automotive Wheels segment we recorded expense of $8.8 million. Facility closure costs of $0.6 million were related to ongoing costs for our idle aluminum wheel facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $7.3 million were related to our aluminum wheel facilities in Gainesville, Georgia; Huntington, Indiana; Howell, Michigan; Hoboken, Belgium; and Chihuahua, Mexico. These facilities were written down to fair value based on current market conditions. Severance and other restructuring costs of $0.9 million were related to our aluminum wheel facility in Gainesville, Georgia.
     Expense of $0.3 million in the Other segment consisted of $0.2 million for facility closure cost and severance of $0.1 million for our Ferndale, Michigan technical center, which was closed in fiscal 2007.
Asset Impairment Losses and Other Restructuring Charges for the Six Months Ended July 31, 2007
     During the first six months of fiscal 2007, we recorded facility closure, employee restructuring charges, and asset impairments of $3.9 million.
     In the Automotive Wheels segment we recorded expense of $3.2 million, principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our Brazil aluminum wheel facility.
     The Other segment expense of $0.7 million consisted of $0.1 million facility closure cost at our Ferndale, Michigan technical center and $0.6 severance expense at our Nuevo Laredo facility in Mexico and our corporate offices.
Facility Exit Costs and Severance Accruals
     The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the six months ended July 31, 2008 (dollars in millions):

			Cash
			Payments and
			Effects of
	January 31,		Foreign	July 31, 2008
	2008 Accrual	Expense	Currency	Accrual
Facility closure costs	$—	$0.8	$(0.8)	$—
Severance and other restructuring costs	0.2	1.0	(0.2)	1.0

Total	$0.2	$1.8	$(1.0)	$1.0

Note 10. Weighted Average Shares Outstanding
     Shares outstanding for the three and six months ended July 31, 2008 and 2007 were as follows (thousands of shares):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Basic weighted average shares outstanding	101,104	79,336	101,087	59,854
Dilutive effect of options and warrants	—	—	—	—

Diluted weighted average shares outstanding	101,104	79,336	101,087	59,854

     For the three and six months ended July 31, 2008 and 2007 all options, warrants, and unvested restricted stock units were excluded from the calculation of diluted loss per share on the Consolidated Statements of Operations as the effect was anti-dilutive due to the net loss in those periods.
Note 11. Taxes on Income
     Income tax expense allocated to continuing operations for the three and six months ended July 31, 2008 and 2007 were as follows (dollars in millions):

	Three Months Ended July 31,
	2008		2007
	US	Foreign	US	Foreign
Pre-tax loss	$(23.2)	$(2.4)	$(23.1)	$(20.0)
Income tax expense	0.4	14.2	0.5	12.8

	Six Months Ended July 31,
	2008		2007
	US	Foreign	US	Foreign
Pre-tax income (loss)	$(41.3)	$22.4	$(49.4)	$6.0
Income tax expense	0.7	26.9	0.7	21.1
     Income tax expense for the three and six months ended July 31, 2008 and 2007 was primarily the result of tax expense in foreign jurisdictions and various states.
     We have determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States.
     Effective February 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 did not have a material impact on our financial statements. As of January 31, 2008, the amount of unrecognized tax benefits was $11.1 million, including $1.3 million of related accrued interest and penalties. As of July 31, 2008, the amount of unrecognized tax benefits was $10.7 million, including $1.0 million of related accrued interest and penalties.
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
     The following tables present revenues and other financial information by business segment (dollars in millions):

	Three Months Ended July 31, 2008
	Automotive
	Wheels	Other	Total
Net sales	$550.1	$13.4	$563.5
Asset impairments and other restructuring charges	5.7	0.1	5.8
(Loss) earnings from operations	(12.3)	2.0	(10.3)

	Three Months Ended July 31, 2007
	Automotive
	Wheels	Other	Total
Net sales	$521.2	$22.9	$544.1
Asset impairments and other restructuring charges	1.0	0.5	1.5
Earnings (loss) from operations	21.7	(27.7)	(6.0)

	Six Months Ended July 31, 2008
	Automotive
	Wheels	Other	Total
Net sales	$1,112.1	$25.2	$1,137.3
Asset impairments and other restructuring charges	8.8	0.3	9.1
Earnings from operations	4.6	6.8	11.4

	Six Months Ended July 31, 2007
	Automotive
	Wheels	Other	Total
Net sales	$988.0	$54.7	$1,042.7
Asset impairments and other restructuring charges	3.2	0.7	3.9
Earnings (loss) from operations	46.3	(34.2)	12.1

	As of July 31, 2008
	Automotive
	Wheels	Other	Total
Total assets	$1,971.8	$(177.6)	$1,794.2

	As of January 31, 2008
	Automotive
	Wheels	Other	Total
Total assets	$1,956.6	$(150.7)	$1,805.9
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
     The balance of minority interest is summarized as follows (dollars in millions):

		January 31,
	July 31, 2008	2008
Minority interest in consolidated affiliates	$63.5	$59.3
Minority interest in preferred stock	11.2	11.2

Total minority interest	$74.7	$70.5

Note 14. New Accounting Pronouncements
     In March 2008 the Financial Accounting Standards Board issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). This standard requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and only requires disclosures for earlier periods presented for comparative purposes beginning in the first year after the year of initial adoption.  We do not anticipate that the adoption of SFAS 161 will have a significant impact on our financial condition or results of operations.
     In December 2007 the FASB issued SFAS 141R, “Business Combinations” (SFAS 141R).  This standard establishes principles and requirements for how the acquirer recognizes and measures the acquired identifiable assets, assumed liabilities, noncontrolling interest in the acquiree, and acquired goodwill or gain from a bargain purchase.  SFAS 141R also determines what information the acquirer must disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We do not anticipate that the adoption of SFAS 141R will have a significant impact on our financial condition or results of operations.
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
Guarantor and Nonguarantor Financial Statements
     As of July 31, 2008 Hayes Lemmerz International, Inc. (Hayes), HLI Parent Company, Inc. (Parent), HLI Opco, and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, excluding Hayes, the Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the New Notes. This guarantor structure is a result of the restructuring of our debt as discussed in Note 7, Bank Borrowings, Other Notes, and Long-term Debt. At July 31, 2008 certain of our foreign subsidiaries were not obligated to guaranty the New Notes, nor were our domestic subsidiaries that are special purpose entities formed for domestic accounts receivable securitization programs (collectively, the Nonguarantor Subsidiaries). In lieu of providing separate unaudited financial statements for each of the Guarantors, we have included the unaudited supplemental guarantor condensed consolidating financial statements. We do not believe that separate financial statements for each of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented. In order to present comparable financial statements, we have presented them as if the current guarantor structure had been in place for all periods presented.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended July 31, 2008
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Net sales	$—	$—	$707.8	$475.6	$(46.1)	$1,137.3
Cost of goods sold	0.1	—	641.4	406.3	(46.1)	1,001.7

Gross profit	(0.1)	—	66.4	69.3	—	135.6
Marketing, general, and administrative	—	0.4	54.6	23.7	—	78.7
Equity in (earnings) losses of subsidiaries and joint ventures	59.7	—	—	—	(59.7)	—
Amortization of intangibles	—	—	0.3	5.4	—	5.7
Asset impairments and other restructuring charges	—	—	8.3	0.8	—	9.1
Other (income) expense, net	—	—	(5.2)	16.8	19.1	30.7

(Loss) earnings from operations	(59.8)	(0.4)	8.4	22.6	40.6	11.4
Interest expense (income), net	—	41.7	(21.0)	6.9	—	27.6
Other non-operating expense	—	—	0.6	1.4	0.7	2.7

(Loss) earnings from continuing operations before taxes and minority interest	(59.8)	(42.1)	28.8	14.3	39.9	(18.9)
Income tax expense	—	1.7	12.2	13.7	—	27.6

(Loss) earnings from continuing operations before minority interest	(59.8)	(43.8)	16.6	0.6	39.9	(46.5)
Minority interest	—	—	—	13.3		13.3

Net (loss) income	$(59.8)	$(43.8)	$16.6	$(12.7)	$39.9	$(59.8)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended July 31, 2007
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(Dollars in millions)
Net sales	$—	$—	$679.4	$412.1	$(48.8)	$1,042.7
Cost of goods sold	0.1	—	632.8	349.3	(48.8)	933.4

Gross profit	(0.1)	—	46.6	62.8	—	109.3
Marketing, general, and administrative	—	—	62.2	18.6	—	80.8
Equity in (earnings) losses of subsidiaries and joint ventures	102.3	33.4	—	—	(135.7)	—
Amortization of intangibles	—	—	0.5	4.5	—	5.0
Asset impairments and other restructuring charges	—	—	3.9	—	—	3.9
Other expense (income) , net	—	—	5.5	(137.4)	139.4	7.5

(Loss) earnings from operations	(102.4)	(33.4)	(25.5)	177.1	(3.7)	12.1
Interest expense, net	—	7.9	21.0	5.0	—	33.9
Loss on early extinguishment of debt	—	—	21.5	—	—	21.5
Other non-operating (income) expense	—	—	(2.3)	(1.0)	3.4	0.1

(Loss) earnings from continuing operations before taxes and minority interest	(102.4)	(41.3)	(65.7)	173.1	(7.1)	(43.4)
Income tax expense	—	—	11.5	10.3	—	21.8

(Loss) earnings from continuing operations before minority interest	(102.4)	(41.3)	(77.2)	162.8	(7.1)	(65.2)
Minority interest	—	—	(0.8)	10.3	—	9.5

(Loss) earnings from continuing operations	(102.4)	(41.3)	(76.4)	152.5	(7.1)	(74.7)
(Loss) earnings from discontinued operations	—	—	(33.9)	6.2	—	(27.7)

Net (loss) income	$(102.4)	$(41.3)	$(110.3)	$158.7	$(7.1)	$(102.4)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of July 31, 2008
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash and cash equivalents	$—	$21.3	$19.8	$46.4	$—	$87.5
Receivables, net	—	—	150.2	144.8	—	295.0
Other receivables	—	—	43.2	43.2	(43.2)	43.2
Inventories	—	—	139.5	78.9	—	218.4
Assets held for sale	—	—	26.5	—	—	26.5
Prepaid expenses and other current assets	—	—	7.0	7.7	(0.1)	14.6

Total current assets	—	21.3	386.2	321.0	(43.3)	685.2
Property, plant, and equipment, net	—	—	384.3	246.6	(0.1)	630.8
Goodwill and other assets, net	168.8	854.0	111.6	361.0	(1,017.2)	478.2

Total assets	$168.8	$875.3	$882.1	$928.6	$(1,060.6)	$1,794.2

Bank borrowings and other notes	$—	$—	$46.3	$8.6	$—	$54.9
Current portion of long-term debt	—	4.1	—	0.9	—	5.0
Liabilities held for sale	—	—	8.6	—	—	8.6
Accounts payable and other accrued liabilities	—	6.3	274.2	242.7	(43.0)	480.2

Total current liabilities	—	10.4	329.1	252.2	(43.0)	548.7
Long-term debt, net of current portion	—	599.6	0.6	1.4	—	601.6
Pension and other long-term liabilities	—	—	282.9	117.5	—	400.4
Minority interest	—	—	11.2	64.8	(1.3)	74.7
Parent loans	—	493.4	(614.4)	145.8	(24.8)	—
Common stock	1.0	—	—	—	—	1.0
Additional paid-in capital	884.2	(54.3)	1,285.2	273.9	(1,504.8)	884.2
Retained earnings (accumulated deficit)	(990.0)	(193.3)	(558.2)	(131.8)	883.3	(990.0)
Accumulated other comprehensive income (loss)	273.6	19.5	145.7	204.8	(370.0)	273.6

Total stockholders’ equity	168.8	(228.1)	872.7	346.9	(991.5)	168.8

Total liabilities and stockholders’ equity	$168.8	$875.3	$882.1	$928.6	$(1,060.6)	$1,794.2

CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 31, 2008

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash and cash equivalents	$—	$84.7	$30.3	$45.2	$—	$160.2
Receivables, net	—	—	151.1	154.5	—	305.6
Other receivables	—	—	48.3	48.3	(48.3)	48.3
Inventories	—	—	111.3	67.8	—	179.1
Assets held for sale	—	—	21.4	—	—	21.4
Prepaid expenses and other current assets	—	—	7.0	5.3	(0.1)	12.2

Total current assets	—	84.7	369.4	321.1	(48.4)	726.8
Property, plant, and equipment, net	—	—	376.5	240.4	(0.1)	616.8
Goodwill and other assets, net	202.3	811.0	112.6	346.3	(1,009.9)	462.3

Total assets	$202.3	$895.7	$858.5	$907.8	$(1,058.4)	$1,805.9

Bank borrowings and other notes	$—	$—	$29.6	$3.3	$—	$32.9
Current portion of long-term debt	—	3.8	—	1.0	—	4.8
Liabilities held for sale	—	—	8.2	—	—	8.2
Accounts payable and other accrued liabilities	—	6.2	288.5	263.7	(48.4)	510.0

Total current liabilities	—	10.0	326.3	268.0	(48.4)	555.9
Long-term debt, net of current portion	—	569.9	0.6	1.7	—	572.2
Pension and other long-term liabilities	—	—	287.8	117.2	—	405.0
Minority interest	—	—	11.2	60.5	(1.2)	70.5
Parent loans	—	487.9	(543.3)	78.1	(22.7)	—
Common stock	1.0	—	—	—	—	1.0
Additional paid-in capital	882.0	(54.3)	1,249.4	304.5	(1,499.6)	882.0
Retained earnings (accumulated deficit)	(928.7)	(149.2)	(590.4)	(101.5)	841.1	(928.7)
Accumulated other comprehensive income (loss)	248.0	31.4	116.9	179.3	(327.6)	248.0

Total stockholders’ equity	202.3	(172.1)	775.9	382.3	(986.1)	202.3

Total liabilities and stockholder’s equity	$202.3	$895.7	$858.5	$907.8	$(1,058.4)	$1,805.9

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2008
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash flows (used for) provided by operating activities	$(0.1)	$(43.2)	$13.9	$17.4	$(0.8)	$(12.8)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(14.8)	(28.2)	—	(43.0)
Investments in subsidiaries	0.1	(0.6)	(22.3)	75.5	(52.7)	—
Sale of assets	—	—	0.2	(29.9)	3.3	(26.4)

Cash provided by (used for) investing activities	0.1	(0.6)	(36.9)	17.4	(49.4)	(69.4)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	15.1	5.7	—	20.8
Repayment of long-term debt	—	(1.0)	—	(0.5)	—	(1.5)
Dividends paid to minority shareholders	—	—	—	(10.8)	—	(10.8)
Proceeds from parent investments	—	—	39.1	(86.4)	47.3	—

Cash (used for) provided by financing activities	—	(1.0)	54.2	(92.0)	47.3	8.5

(Decrease) increase in parent loans and advances	—	(20.9)	(42.6)	60.6	2.9	—
Effect of exchange rates on cash and cash equivalents	—	2.3	0.9	(2.2)	—	1.0

(Decrease) increase in cash and cash equivalents	—	(63.4)	(10.5)	1.2	—	(72.7)
Cash and cash equivalents at beginning of period	—	84.7	30.3	45.2	—	160.2

Cash and cash equivalents at end of period	$—	$21.3	$19.8	$46.4	$—	$87.5

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended July 31, 2007
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash flows (used for) provided by operating activities	$(0.1)	$(0.8)	$(58.8)	$56.4	$(3.4)	$(6.7)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(17.8)	(23.0)	—	(40.8)
Investments in subsidiaries	(185.3)	(416.0)	734.3	(61.9)	(71.1)	—
Sale of assets	—	—	3.9	(2.8)	—	1.1

Cash (used for) provided by investing activities	(185.3)	(416.0)	720.4	(87.7)	(71.1)	(39.7)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	(0.6)	0.3	—	(0.3)
Repayment of long-term debt	—	523.2	(661.2)	4.7	—	(133.3)
Dividends paid to minority shareholders	—	—	—	(10.1)		(10.1)
Proceeds from issuance of common stock	193.1	—	—	—	—	193.1
Proceeds from parent investments	—	0.1	261.1	(339.0)	77.8	—
Fees paid for Rights Offering	(7.7)	(9.2)	(15.1)	0.5	—	(31.5)

Cash provided by (used for) financing activities	185.4	514.1	(415.8)	(343.6)	77.8	17.9

(Decrease) increase in parent loans and advances	—	(97.3)	(246.5)	347.1	(3.3)	—
Cash flows from discontinued operations	—	—	8.2	31.2	—	39.4
Effect of exchange rates on cash and cash equivalents	—	—	0.5	2.4	—	2.9

Increase (decrease) in cash and cash equivalents	—	—	8.0	5.8	—	13.8
Cash and cash equivalents at beginning of period	—	—	8.2	30.3	—	38.5

Cash and cash equivalents at end of period	$—	$—	$16.2	$36.1	$—	$52.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     This discussion should be read in conjunction with the our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2008, and the other information included herein.
   Company Overview
     Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and its subsidiaries. References to a fiscal year means the 12-month period commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2008” refers to the period beginning February 1, 2008 and ending January 31, 2009, “fiscal 2007” refers to the period beginning February 1, 2007 and ending January 31, 2008).
     Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a supplier of automotive powertrain components. We have global operations with 22 facilities, including business and sales offices and manufacturing facilities located in 13 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.
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
     In the first six months of fiscal 2008 we had net sales of $1.1 billion with approximately 84% derived from international markets. In the six months of fiscal 2007 we had net sales of $1.0 billion with approximately 77% derived from international markets. We had earnings from operations of $11.4 million for the first six months of fiscal 2008 compared to $12.1 million for the first six months of fiscal 2007.
Results of Operations
   Consolidated Results — Comparison of the Three Months Ended July 31, 2008 to the Three Months Ended July 31, 2007
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Three Months Ended July 31,
	2008	2007	$ Change	% Change
Net sales:
Automotive Wheels	$550.1	$521.2	$28.9	5.5%
Other	13.4	22.9	(9.5)	-41.5%

Total	$563.5	$544.1	$19.4	3.6%

Gross profit	$71.9	$53.1	$18.8	35.4%
Marketing, general, and administrative	39.4	45.5	(6.1)	-13.4%
Amortization of intangibles	2.9	2.6	0.3	11.5%
Asset impairments and other restructuring charges	5.8	1.5	4.3	286.7%
Other expense, net	34.1	9.5	24.6	258.9%

Loss from operations	(10.3)	(6.0)	(4.3)	-71.7%
Interest expense, net	14.3	15.8	(1.5)	-9.5%
Loss on early extinguishment of debt	—	21.2	(21.2)	-100.0%
Other non-operating expense	1.0	0.1	0.9	900.0%
Income tax expense	14.6	13.3	1.3	9.8%
Minority interest	6.8	5.7	1.1	19.3%

Loss from continuing operations	(47.0)	(62.1)	15.1	24.3%
Loss from discontinued operations, net of tax	—	(25.0)	25.0	100.0%

Net loss	$(47.0)	$(87.1)	$40.1	46.0%

   Sales
     Our net sales increased 3.6% or $19.4 million to $563.5 million in the second quarter of fiscal 2008 from $544.1 million in the second quarter of fiscal 2007. Favorable foreign currency exchange rates relative to the US. dollar increased sales by $52.0 million. Lower volumes decreased sales by $23.3 million, partially offset by favorable mix of $4.3 million. Net sales decreased by $11.4 million due to the sale of our Wabash, Indiana facility during the second quarter of fiscal 2007 and by $8.4 million due to the sale of the Hoboken, Belgium facility during the second quarter of fiscal 2008. The remainder of the sales change was primarily due to higher metal pass-through pricing, partially offset by price reductions to our customers
   Gross profit
     Our gross profit increased 35.4% or $18.8 million in the second quarter of fiscal 2008 to $71.9 million from $53.1 million in the second quarter of fiscal 2007. Favorable fluctuations in foreign currency exchange rates increased gross profit by $6.7 million. Gross profit declined $5.1 million due to lower volumes, unfavorable pricing, and mix. Favorable material variances, manufacturing efficiencies, and lower depreciation were partially offset by increased utility costs, for a net improvement of $13.6 million.
   Marketing, general, and administrative
     Our marketing, general, and administrative expense decreased $6.1 million to $39.4 million during the second quarter of fiscal 2008 from $45.5 million in the second quarter of fiscal 2007. The primary reason for the expense reduction was lower employee and outside services costs as well as a settlement of a lawsuit with our former directors in fiscal 2007. Foreign currency exchange rate fluctuations increased expenses by $3.5 million, while stock based compensation expense decreased by $3.4 million mainly due to one-time anti-dilution expenses incurred in the prior year related to the Rights Offering.
   Asset impairments and other restructuring charges
     In May 2008 we announced the closure of our Gainesville, Georgia aluminum wheels facility. We also announced that Punch Property International nv (Punch Property), the property investment company of the Punch group, entered into a definitive agreement with Hayes Lemmerz International - Georgia, Inc. to purchase the real estate and certain equipment from Gainesville. This acquisition is expected to be completed following cessation of production in connection with the closure of the facility, which is expected to occur by the end of December 2008. The purchase price of the transaction was not material to either party.

     During the second quarter of fiscal 2008, we recorded facility closure, employee restructuring charges, and asset impairments of $5.8 million. In the Automotive Wheels segment we recorded expense of $5.7 million. Facility closure costs of $0.3 million were related to ongoing costs for our idle aluminum wheel facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $4.6 million were related to our aluminum wheel facilities in Gainesville, Georgia and Huntington, Indiana. These facilities were written down to fair value based on current market conditions. Severance and other restructuring costs of $0.8 million were related to our aluminum wheel facility in Gainesville, Georgia. Expense of $0.1 million in the Other segment was related to facility closure costs for our Ferndale, Michigan technical center, which was closed in fiscal 2007.
     During the second quarter of fiscal 2007, we recorded facility closure, employee restructuring charges, and asset impairments of $1.5 million. In the Automotive Wheels segment we recorded expense of $1.0 million, principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our Brazil aluminum wheel facility. The Other segment expense of $0.5 million was primarily related to severance expense at our facility in Nuevo Laredo, Mexico.
   Other expense, net
     The increase in other expense is primarily due to losses recorded for the sale of our Hoboken, Belgium facility, which was sold during the second quarter of fiscal 2008. The prior year balance consisted primarily of the loss on the sale of our Wabash, Indiana facility, which was sold during the second quarter of fiscal 2007.
   Interest expense, net
     Interest expense decreased $1.5 million to $14.3 million for the second quarter of fiscal 2008 from $15.8 million for the second quarter of fiscal 2007. The decrease was driven by the restructuring of our debt during the second quarter of fiscal 2007, which resulted in lower debt levels and interest rates on both fixed and variable rate debt.
   Income taxes
     Income tax expense was $14.6 million for the second quarter of fiscal 2008 compared to $13.3 million for the second quarter of fiscal 2007. The increase was primarily due to higher profitability in jurisdictions where we pay taxes, without an offsetting tax benefit. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States and certain foreign jurisdictions without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.
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
     The loss during the second quarter of fiscal 2007 of $25.0 million consists of a loss of $25.3 million from our MGG Group, a loss of $0.6 million for adjustments recorded on the sale of our Suspension business, and income from our Brakes Business of $0.9 million.
   Net loss
     Due to the factors mentioned above, the net loss during the second quarter of fiscal 2008 was $47.0 million compared to $87.1 million in the second quarter of fiscal 2007.
   Segment Results — Comparison of the Three Months Ended July 31, 2008 to the Three Months Ended July 31, 2007
   Automotive Wheels
     The following table presents net sales, (loss) earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months Ended July 31,
	2008	2007	$ Change
Net sales	$550.1	$521.2	$28.9
Asset impairments and other restructuring charges:
Facility closure costs	$0.3	$0.6	$(0.3)
Impairment of facility, machinery, and equipment	4.6	0.4	4.2
Severance and other restructuring costs	0.8	—	0.8

Total asset impairments and other restructuring charges	$5.7	$1.0	$4.7

(Loss) earnings from operations	$(12.3)	$21.7	$(34.0)
   Net sales
     Net sales from our Automotive Wheels segment increased $28.9 million to $550.1 million in the second quarter of fiscal 2008 from $521.2 million during the second quarter of fiscal 2007. Favorable foreign currency exchange rates relative to the U.S. dollar increased sales by $52.0 million. Lower volumes decreased sales by $24.6 million, partially offset by favorable mix of $4.3 million. The sale of the Hoboken, Belgium facility reduced sales by $8.4 million. The remainder of the sales change was primarily due to higher metal pass-through pricing, partially offset by price reductions to our customers.
   Asset impairments and other restructuring charges
     During the second quarter of fiscal 2008, we recorded facility closure, employee restructuring charges, and asset impairments of $5.7 million. Facility closure costs of $0.3 million were related to ongoing costs for our idle aluminum wheel facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $4.6 million were related to our aluminum wheel facilities in Gainesville, Georgia and Huntington, Indiana. Severance and other restructuring costs of $0.8 million were related to our aluminum wheel facility in Gainesville, Georgia.
     During the second quarter of fiscal 2007, we recorded facility closure, employee restructuring charges, and asset impairments of $1.0 million, principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our Brazil aluminum wheel facility.
   (Loss) earnings from operations
     The primary reason for the decrease in earnings from operations was the sale of our Hoboken, Belgium facility during the second quarter of fiscal 2008, which was recorded at a loss of approximately $38 million.
   Other
     The following table presents net sales, total asset impairments and other restructuring charges, and earnings (loss) from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months Ended July 31,
	2008	2007	$ Change
Net sales	$13.4	$22.9	$(9.5)
Total asset impairments and other restructuring charges	0.1	0.5	(0.4)
Earnings (loss) from operations	2.0	(27.7)	29.7
   Net Sales
     Net sales decreased by $9.5 million from $22.9 million in the second quarter of fiscal 2007 to $13.4 million in the second quarter of fiscal 2008. This decrease is mainly due to the sale of our Wabash facility in the second quarter of fiscal 2007, slightly offset by higher volumes of $1.3 million.

   Asset impairments and other restructuring charges
     During the second quarter of fiscal 2008, we recorded facility closure costs of $0.1 million for our Ferndale, Michigan technical center, which was closed in fiscal 2007. During the second quarter of fiscal 2007, we recorded $0.5 million primarily related to severance expense at our facility in Nuevo Laredo, Mexico.
   Earnings (loss) from operations
     Earnings from operations in the second quarter of fiscal 2008 were $2.0 million compared to a loss of $27.7 million during the second quarter of fiscal 2007. The improvement was primarily due to the loss on the sale of the Wabash, Indiana facility as well as net operating losses incurred for Wabash in the prior year.
   Consolidated Results — Comparison of the Six Months Ended July 31, 2008 to the Six Months Ended July 31, 2007
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Six Months Ended July 31,
	2008	2007	$ Change	% Change
Net sales:
Automotive Wheels	$1,112.1	$988.0	$124.1	12.6%
Other	25.2	54.7	(29.5)	-53.9%

Total	$1,137.3	$1,042.7	$94.6	9.1%

Gross profit	$135.6	$109.3	$26.3	24.1%
Marketing, general, and administrative	78.7	80.8	(2.1)	-2.6%
Amortization of intangibles	5.7	5.0	0.7	14.0%
Asset impairments and other restructuring charges	9.1	3.9	5.2	133.3%
Other expense, net	30.7	7.5	23.2	309.3%

Earnings from operations	11.4	12.1	(0.7)	-5.8%
Interest expense, net	27.6	33.9	(6.3)	-18.6%
Loss on early extinguishment of debt	—	21.5	(21.5)	-100.0%
Other non-operating expense	2.7	0.1	2.6	2600.0%
Income tax expense	27.6	21.8	5.8	26.6%
Minority interest	13.3	9.5	3.8	40.0%

Loss from continuing operations	(59.8)	(74.7)	14.9	19.9%
Loss from discontinued operations, net of tax	—	(27.7)	27.7	100.0%

Net loss	$(59.8)	$(102.4)	$42.6	41.6%

   Sales
     Our net sales increased 9.1% or $94.6 million to $1,137.3 million in the first six months of fiscal 2008 from $1,042.7 million in the first six months of fiscal 2007. Favorable foreign currency exchange rates relative to the US dollar increased sales by $122.0 million. Net sales decreased by $28.3 million due to the sale of our Wabash, Indiana facility during the second quarter of fiscal 2007 and by $8.4 million due to the sale of the Hoboken, Belgium facility during the second quarter of fiscal 2008. The remainder of the sales change was primarily due to the impact of higher metal pass-through pricing, partially offset by lower volumes and price reductions to our customers.
   Gross profit
     Our gross profit increased 24.1% or $26.3 million in the first six months of fiscal 2008 to $135.6 million from $109.3 million in the first six months of fiscal 2007. Favorable fluctuations in foreign currency exchange rates increased gross profit by $13.9 million. Favorable material variances and manufacturing efficiencies were partially offset by increased utility costs, for a net improvement of $9.4 million.

   Marketing, general, and administrative
     Our marketing, general, and administrative expense decreased $2.1 million to $78.7 million during the first six months of fiscal 2008 from $80.8 million in the first six months of fiscal 2007. The primary reason for the expense reduction was lower employee and outside services costs as well as a settlement of a lawsuit with our former directors in fiscal 2007. Foreign currency exchange rate fluctuations resulted in increases to expenses of $7.1 million, while stock based compensation expense decreased by $3.0 million mainly due to one-time anti-dilution expenses incurred in the prior year related to the Rights Offering.
   Asset impairments and other restructuring charges
     During the first six months of fiscal 2008, we recorded facility closure, employee restructuring charges, and asset impairments of $9.1 million. In the Automotive Wheels segment we recorded expense of $8.8 million, which consisted of $0.6 million of facility closure costs related to ongoing costs for our idle aluminum wheel facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $7.3 million were related to our aluminum wheel facilities in Gainesville, Georgia; Huntington, Indiana; Howell, Michigan; Hoboken, Belgium; and Chihuahua, Mexico. These facilities were written down to fair value based on current market conditions. Severance and other restructuring costs of $0.9 million were related to our aluminum wheel facility in Gainesville, Georgia. During the second quarter of fiscal 2008, we announced the closure of our Gainesville plant, which is expected to be completed by the end of December 2008. We also recorded expense of $0.3 million in the Other segment, consisting of facility closure costs and severance for our Ferndale, Michigan technical center, which was closed in fiscal 2007.
     During the first six months of fiscal 2007, we recorded facility closure, employee restructuring charges, and asset impairments of $3.9 million. In the Automotive Wheels segment we recorded expense of $3.2 million, principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our Brazil aluminum wheel facility. The Other segment expense of $0.6 million is primarily related to severance expense at our Nuevo Laredo facility in Mexico and our corporate offices as well as closure costs of $0.1 million related to the Ferndale, Michigan technical center..
   Other expense, net
     The increase in other expense is primarily due to the loss recorded for the sale of our Hoboken, Belgium facility, which was sold during the second quarter of fiscal 2008. The prior year balance consisted primarily of the loss on the sale of our Wabash, Indiana facility, which was sold during the second quarter of fiscal 2007.
   Interest expense, net
     Interest expense decreased $6.3 million to $27.6 million for the first six months of fiscal 2008 from $33.9 million for the first six months of fiscal 2007. The decrease was driven by the restructuring of our debt during the second quarter of fiscal 2007, which resulted in lower debt levels and interest rates on both fixed and variable rate debt.
   Income taxes
     Income tax expense was $27.6 million for the first six months of fiscal 2008 compared to $21.8 million for the first six months of fiscal 2007. The increase was primarily due to higher profitability in jurisdictions where we pay taxes, without an offsetting tax benefit. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States and certain foreign jurisdictions without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.
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
     The loss during the first six months of fiscal 2007 of $27.7 million primarily consists of a loss of $26.8 million from our MGG Group, a loss of $5.1 million from our Suspension business, and income from our Brakes Business of $4.2 million.

   Net loss
     Due to the factors mentioned above, net loss during the first six months of fiscal 2008 was $59.8 million compared to $102.4 million in the first six months of fiscal 2007.
   Segment Results — Comparison of the Six Months Ended July 31, 2008 to the Six Months Ended July 31, 2007
   Automotive Wheels
     The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Six Months Ended July 31,
	2008	2007	$ Change
Net sales	$1,112.1	$988.0	$124.1
Asset impairments and other restructuring charges:
Facility closure costs	$0.6	$2.7	$(2.1)
Impairment of facility, machinery, and equipment	7.3	0.5	6.8
Severance and other restructuring costs	0.9	—	0.9

Total asset impairments and other restructuring charges	$8.8	$3.2	$5.6

Earnings from operations	$4.6	$46.3	$(41.8)
   Net sales
     Net sales from our Automotive Wheels segment increased $124.1 million to $1,112.1 million in the first six months of fiscal 2008 from $988.0 million during the first six months of fiscal 2007. Favorable foreign currency exchange rates relative to the US dollar increased sales by $122.0 million. The remainder of the sales change was primarily due to the impact of higher metal pass-through pricing, partially offset by lower volumes and price reductions to our customers.
   Asset impairments and other restructuring charges
     During the first six months of fiscal 2008, we recorded expense of $8.8 million, which consisted of $0.6 million of facility closure costs related to ongoing costs for our idle aluminum wheel facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $7.3 million were related to our aluminum wheel facilities in Gainesville, Georgia; Huntington, Indiana; Howell, Michigan; Hoboken, Belgium; and Chihuahua, Mexico. Severance and other restructuring costs of $0.9 million were related to our aluminum wheel facility in Gainesville, Georgia.
     During the first six months of fiscal 2007, we recorded expense of $3.2 million, principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our Brazil aluminum wheel facility.
   Earnings from operations
     Earnings from our Automotive Wheels segment decreased $41.8 million to $4.6 million in the first six months of fiscal 2008 from $46.3 million in the first six months of fiscal 2007. The decrease in earnings from operations in the first six months of fiscal 2008 is primarily due to a loss of approximately $38 million on the sale of our Hoboken, Belgium facility.
   Other
     The following table presents net sales, total asset impairments and other restructuring charges, and earnings (loss) from operations for the Other segment for the periods indicated (dollars in millions):

	Six Months Ended July 31,
	2008	2007	$ Change
Net sales	$25.2	$54.7	$(29.5)
Total asset impairments and other restructuring charges	0.3	0.7	(0.4)
Earnings (loss) from operations	6.8	(34.2)	41.0

   Net Sales
     Net sales decreased by $29.5 million from $54.7 million in the first six months of fiscal 2007 to $25.2 million in the first quarter of fiscal 2008. This decrease is mainly due to the sale of our Wabash facility in the second quarter of fiscal 2007.
   Asset impairments and other restructuring charges
     During the first six months of fiscal 2008, we recorded expense of $0.3 million in the Other segment, consisting of facility closure costs and severance for our Ferndale, Michigan technical center, which was closed in fiscal 2007.
     During the first six months of fiscal 2007, we recorded expense of $0.6 million primarily related to severance expense at our Nuevo Laredo, Mexico facility and our corporate offices as well as closure costs of $0.1 million related to the Ferndale, Michigan technical center.
   Earnings (loss) from operations
     Earnings from operations in the first six months of fiscal 2008 were $6.8 million compared to a loss of $34.2 million during the first six months of fiscal 2007. The improvement was primarily due to the sale of the Wabash, Indiana facility, which had been experiencing losses in the prior year, and the sale of our Hoboken, Belgium facility in June, 2008.
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
   Capital Resources
     We have a domestic accounts receivable securitization facility with a program limit of $25 million. There was $4 million of borrowings under this program as of July 31, 2008 and no borrowings under this program as of January 31, 2008.
     We have an accounts receivable financing program in Germany with a local financial institution. The program limit was €25 million as of July 31, 2008 and €20 million as of January 31, 2008. Borrowings under this program of approximately €25 million or $39.0 million and €20 million or $29.6 million at July 31, 2008 and January 31, 2008, respectively, are included in short term bank borrowings.
     We also have an accounts receivable factoring program in the Czech Republic with a local financial institution. The program limit is 480 million Czech Crown or approximately $31 million and $28 million as of July 31, 2008 and January 31, 2008, respectively. As of July 31, 2008 and January 31, 2008, approximately 392.9 million Czech Crown or $25.7 million and 344.0 million Czech Crown or $19.7 million, respectively, was factored under this program. The transactions are accounted for as sales of receivables under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) and the receivables are removed from the Consolidated Balance Sheets.
   Cash Flows
     Operating Activities: Cash used for operations was $12.8 million in the first six months of fiscal 2008 compared to $6.7 million in the first six months of fiscal 2007. The $6.1 million increased use of cash resulted from increased use of working capital in the first six months of fiscal 2008, primarily caused by decreased accounts payable due to the expiration of special year end payment terms, which was somewhat offset by lower accounts receivable balances, net of foreign currency exchange, due to reduced sales volumes.

     Investing Activities: Cash used for investing activities was $69.4 million during the first six months of fiscal 2008 compared to $39.7 million in the first six months of fiscal 2007. The increased use of cash was primarily due to the disposition of the Hoboken, Belgium facility during the second quarter of fiscal 2008, which included a contribution of $27 million in cash as part of the transaction.
     Financing Activities: Cash provided by financing activities was $8.5 million in the first six months of fiscal 2008 compared to $17.9 million in the first six months of fiscal 2007. During the second quarter of fiscal 2007, proceeds from the Rights Offering, net of fees, of $161.6 million were used to pay off $133.3 million of long-term debt. During fiscal 2008, we increased short-term borrowings by $20.8 million mainly through securitization and factoring of accounts receivable.
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
     At July 31, 2008 and January 31, 2008 the outstanding balances of receivables sold to special purpose entities were $47.2 million and $48.3 million, respectively. Our net retained interests at July 31, 2008 and January 31, 2008 were $43.2 million and $48.3 million, respectively, which are disclosed as Other Receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. There was $4.0 million in advances from lenders at July 31, 2008 and no advances at January 31, 2008.
   Credit Ratings
     As of July 31, 2008 our credit ratings were as follows:

	S&P	Moody’s	Fitch
Corporate rating	B	B3	B
Bank debt rating	BB-	B2	BB/RR1
New Senior Note rating	B-	Caa2	B-/RR5
   Contractual Obligations
     The following table identifies our significant contractual obligations as of July 31, 2008 (dollars in millions):

	Payment Due by Period
	Less than 1
	Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term borrowings	$54.9	$—	$—	$—	$54.9
Long-term debt	5.0	9.4	8.2	584.0	606.6
Operating leases	4.3	3.1	0.6	0.1	8.1
Capital expenditures	17.6	—	—	—	17.6
United States pension contribution	5.4	7.5	5.4	—	18.3
Tax reserves	4.8	0.1	—	5.8	10.7

Total obligations	$92.0	$20.1	$14.2	$589.9	$716.2

   Other Cash Requirements
     We anticipate the following significant cash requirements to be paid during the remainder of fiscal 2008 (dollars in millions):

Interest	$28.6
Taxes	25.4
International pension and other post-retirement benefits funding	11.0
   New Accounting Pronouncements
     In March 2008 the Financial Accounting Standards Board issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). This standard requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and only requires disclosures for earlier periods presented for comparative purposes beginning in the first year after the year of initial adoption. We do not anticipate that the adoption of SFAS 161 will have a significant impact on our financial condition or results of operations.
     In December 2007 the FASB issued SFAS 141R, “Business Combinations” (SFAS 141R). This standard establishes principles and requirements for how the acquirer recognizes and measures the acquired identifiable assets, assumed liabilities, noncontrolling interest in the acquiree, and acquired goodwill or gain from a bargain purchase. SFAS 141R also determines what information the acquirer must disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We do not anticipate that the adoption of SFAS 141R will have a significant impact on our financial condition or results of operations.
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
     At July 31, 2008 and January 31, 2008 approximately €419 or $653 million and €410 or $607 million, respectively, of our debt was denominated in Euros.
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
     At July 31, 2008 and January 31, 2008 approximately $183 million and $234 million, respectively, of our debt was variable rate debt after considering the impact of the swaps.
   Commodities
     We rely on the supply of certain raw materials and other inputs in our production process, including aluminum, steel, and natural gas. We manage the exposure associated with these commitments primarily through the terms of our supply and procurement contracts. We have entered into firm purchase commitments or other arrangements for substantially all of our aluminum and steel requirements for fiscal 2008, although as prices increase, suppliers may seek to impose surcharges or other price increases above those in our purchase agreements. Additionally, in accordance with industry practice, we generally pass through fluctuations in the price of aluminum to our customers. We have also been successful in negotiating with some of our customers to pass through a portion of fluctuations in the price of steel. If our costs for steel increase, we will attempt to mitigate the impact of the higher material costs through pricing actions with our customers, although those actions may not be sufficient to offset increased costs. We typically use forward-fixed contracts to hedge against changes in commodity prices for a majority of our outstanding purchase commitments. We also enter into forward purchase commitments for natural gas to mitigate market fluctuations in natural gas prices.
Item 4. Controls and Procedures
     We maintain a disclosure committee (the Disclosure Committee) reporting to our Chief Executive Officer to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing our Disclosure Controls and Procedures. The Disclosure Committee is currently chaired by our Vice President and Chief Financial Officer and includes our Chief Operating Officer and President, Global Wheel Group; Vice President, General Counsel and Secretary; Director of Compensation and Benefits; Treasurer; Assistant General Counsel; Director of Internal Audit; Director of Tax; and Director of Governance and Reporting as its other members.
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2008 to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments to our legal proceedings since our Annual Report on Form 10-K filed on April 10, 2008.
Item 1A. Risk Factors
     There have been no material changes from the risk factors as previously disclosed in our most recent Annual Report on Form 10-K.
Item 2. Changes in Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on July 25, 2008 at our corporate headquarters in Northville, Michigan. At the meeting the stockholders elected William H. Cunningham and Mohsen Sohi as Class II directors to serve for a term of three years, expiring at the annual meeting of stockholders to be held in 2011. Continuing Class III directors whose three-year terms expire at the annual meeting of stockholders to be held in 2009 are Cynthia L. Feldmann, Henry D. G. Wallace and Richard Wallman. Continuing Class I directors whose three-year terms expire at the annual meeting of stockholders to be held in 2010 are George T. Haymaker, Jr. and Curtis J. Clawson. The stockholders also voted to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending January 31, 2009.

     The following is a summary of the votes cast for or withheld for each nominee for Class II director, and the votes cast for, the votes cast against, and the shares abstaining from voting for the ratification of the appointment of KPMG LLP:

		Votes
Nominee Name/Proposal	Votes For	Withheld/Against	Abstentions
William H. Cunningham	79,959,728	2,767,373	—
Mohsen Sohi	80,396,029	2,331,072	—
Ratification of KPMG LLP	82,144,583	580,173	2,345
Item 5. Other Information
     None.
Item 6. Exhibits

10.23	Hayes Lemmerz International, Inc. Performance Cash Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2008).

10.24	Form of Award Agreement under Hayes Lemmerz International, Inc. Performance Cash Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 17, 2008).

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Mark A. Brebberman, Vice President, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Mark A. Brebberman, Vice President, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.
/s/ MARK A. BREBBERMAN
Mark A. Brebberman, Vice President, Chief Financial Officer

September 4, 2008

HAYES LEMMERZ INTERNATIONAL, INC.
10-Q EXHIBIT INDEX

10.23	Hayes Lemmerz International, Inc. Performance Cash Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2008).

10.24	Form of Award Agreement under Hayes Lemmerz International, Inc. Performance Cash Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 17, 2008).

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Mark A. Brebberman, Vice President, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Mark A. Brebberman, Vice President, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.