Form 10-Q
period 2008-10-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2008-12-05
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐
     As of December 3, 2008, the number of shares of common stock outstanding of Hayes Lemmerz International, Inc., was 101,774,690 shares.

HAYES LEMMERZ INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and its subsidiaries. References to fiscal year means the 12-month period commencing on February 1st of that year and ending January 31st of the following year (e.g., fiscal 2008 means the period beginning February 1, 2008 and ending January 31, 2009). This report contains forward looking statements with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum, and other raw material and our ability to maintain credit terms with our suppliers; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers; (6) changes in the financial markets or our debt ratings affecting our financial structure and our cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations;(8) our ability to obtain an amendment to the financial covenants in our senior secured credit facilities; and (9) the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We have no duty to update the forward looking statements in this Quarterly Report on Form 10-Q and we do not intend to provide such updates

.Item 1. Financial Statements
HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(Dollars in millions, except per share amounts)
Net sales	$497.0	$554.9	$1,634.3	$1,597.6
Cost of goods sold	440.4	496.8	1,442.1	1,430.2

Gross profit	56.6	58.1	192.2	167.4
Marketing, general, and administrative	34.1	35.8	112.8	116.6
Amortization of intangibles	2.6	2.5	8.3	7.5
Asset impairments and other restructuring charges	2.7	50.0	11.8	54.0
Other (income) expense, net	(3.4)	(2.6)	27.3	4.9

Earnings (loss) from operations	20.6	(27.6)	32.0	(15.6)
Interest expense, net	12.2	13.9	39.8	47.8
Loss on early extinguishment of debt	—	—	—	21.5
Other non-operating expense (income)	0.1	(1.4)	2.8	(1.4)

Earnings (loss) from continuing operations before taxes and minority interest	8.3	(40.1)	(10.6)	(83.5)
Income tax expense	12.5	16.7	40.1	38.5

Loss from continuing operations before minority interest	(4.2)	(56.8)	(50.7)	(122.0)
Minority interest	3.9	5.9	17.2	15.4

Loss from continuing operations	(8.1)	(62.7)	(67.9)	(137.4)

Discontinued operations:
Income (loss) from operations, net of tax of $0.0, $0.2, $0.0, $0.5, respectively	0.1	(1.1)	0.1	2.3
(Loss) gain on sale of business, net of tax of $0.0 for all periods	(2.4)	1.1	(2.4)	(30.0)

Loss from discontinued operations	(2.3)	—	(2.3)	(27.7)

Net loss	$(10.4)	$(62.7)	$(70.2)	$(165.1)

Loss per common share data
Basic and diluted:
Loss from continuing operations	$(0.08)	$(0.62)	$(0.67)	$(1.87)
Loss from discontinued operations	(0.02)	—	(0.02)	(0.38)

Net loss	$(0.10)	$(0.62)	$(0.69)	$(2.25)

Weighted average shares outstanding (in thousands)	101,417	100,382	101,198	73,414
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2008	2008
	(Dollars in millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57.1	$160.2
Receivables, net of allowance of $1.1 and $1.5 at October 31, 2008 and January 31, 2008, respectively	225.0	305.6
Other receivables	39.4	48.3
Inventories	194.6	179.1
Assets held for sale	31.2	21.4
Deferred tax assets	4.3	5.0
Prepaid expenses	4.8	7.2

Total current assets	556.4	726.8
Property, plant, and equipment, net of accumulated depreciation of $406.7 and $385.0 as of October 31, 2008 and January 31, 2008, respectively	535.1	616.8
Goodwill	212.4	240.5
Customer relationships, net of amortization of $20.4 and $19.7 at October 31, 2008 and January 31, 2008, respectively	89.8	103.7
Other intangible assets, net of amortization of $40.3 and $40.2 at October 31, 2008 and January 31, 2008, respectively	53.4	65.0
Deferred tax assets	1.6	4.2
Other assets	41.2	48.9

Total assets	$1,489.9	$1,805.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank borrowings and other notes	$46.4	$32.9
Current portion of long-term debt	4.2	4.8
Accounts payable	263.4	372.0
Accrued payroll and employee benefits	64.3	76.4
Liabilities held for sale	8.3	8.2
Other accrued liabilities	62.9	61.6

Total current liabilities	449.5	555.9
Long-term debt, net of current portion	519.1	572.2
Deferred tax liabilities	66.2	76.1
Pension and other long-term liabilities	290.0	328.9
Minority interest	66.7	70.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at October 31, 2008 or January 31, 2008	—	—
Common stock, par value $0.01 per share:
200,000,000 shares authorized; 101,743,162 and 101,057,966 issued and outstanding at October 31, 2008 and January 31, 2008, respectively	1.0	1.0
Additional paid in capital	885.8	882.0
Accumulated deficit	(1,000.5)	(928.7)
Accumulated other comprehensive income	212.1	248.0

Total stockholders’ equity	98.4	202.3

Total liabilities and stockholders’ equity	$1,489.9	$1,805.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,
	2008	2007
	(Dollars in millions)
Cash flows from operating activities:
Net loss	$(70.2)	$(165.1)

Adjustments to reconcile net loss from operations to net cash provided by (used for) operating activities:
Net loss from discontinued operations	2.3	27.7
Depreciation and amortization	81.8	82.8
Amortization of deferred financing fees and accretion of discount	1.7	2.8
Asset impairments	7.8	50.3
Deferred income taxes	1.4	22.5
Minority interest	17.2	15.4
Equity compensation expense	3.6	8.8
Loss on sale of assets and businesses	35.5	12.8
Loss on early extinguishment of debt	—	21.5
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	43.4	(69.0)
Other receivables	8.9	(30.6)
Inventories	(38.0)	(28.4)
Prepaid expenses and other	(14.8)	5.8
Accounts payable and accrued liabilities	(101.7)	80.1

Cash (used for) provided by operating activities	(21.1)	37.4

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(67.1)	(64.1)
Sale of assets	(23.4)	1.5

Cash used for investing activities	(90.5)	(62.6)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	20.8	0.9
Bank finance fees paid	—	(14.8)
Proceeds from revolving credit facility	16.0	—
Repayment of long-term debt	(2.6)	(136.3)
Dividends paid to minority shareholders	(12.9)	(10.1)
Proceeds from issuance of common stock	—	193.1
Call premium on redemption of Senior Notes	—	(9.0)
Fees paid for Rights Offering	—	(7.7)

Cash provided by financing activities	21.3	16.1

Cash flows of discontinued operations:
Net cash provided by operating activities	1.3	12.7
Net cash (used for) provided by investing activities	(2.4)	42.5
Net cash used for financing activities	—	(10.1)

Net cash (used for) provided by discontinued operations	(1.1)	45.1

Effect of exchange rate changes on cash and cash equivalents	(11.7)	4.1

(Decrease) increase in cash and cash equivalents	(103.1)	40.1

Cash and cash equivalents at beginning of period	160.2	38.5

Cash and cash equivalents at end of period	$57.1	$78.6

Supplemental data:
Cash paid for interest	$36.7	$42.6
Cash paid for income taxes	$39.8	$17.2
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional		Accumulated Other
			Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
	(Dollars in millions, except share amounts)
Balance at January 31, 2008	101,057,966	$1.0	$882.0	$(928.7)	$248.0	$202.3
Preferred stock dividends accrued	—	—	—	(0.4)	—	(0.4)
Comprehensive income:
Net loss	—	—	—	(70.2)	—	(70.2)
Currency translation adjustment, net of tax $1.0	—	—	—	—	(36.0)	(36.0)
Unrealized loss on derivatives	—	—	—	—	0.7	0.7

Total comprehensive loss	—	—	—	—	—	(105.5)
Shares of redeemable preferred stock of subsidiary converted into common stock	14,152	—	0.2	—	—	0.2
Shares issued for vested RSUs	671,044	—	—	—	—	—
Pension measurement date adjustment	—	—	—	(1.2)	(0.6)	(1.8)
Equity compensation expense	—	—	3.6	—	—	3.6

Balance at October 31, 2008	101,743,162	$1.0	$885.8	$(1,000.5)	$212.1	$98.4

Balance at January 31, 2007	38,470,434	$0.4	$678.6	$(733.6)	$156.4	$101.8
Preferred stock dividends accrued	—	—	—	(0.5)	—	(0.5)
Comprehensive income:
Net loss	—	—	—	(165.1)	—	(165.1)
Currency translation adjustment, net of tax $0.0	—	—	—	—	54.2	54.2
Unrealized gain on derivatives	—	—	—	—	(2.2)	(2.2)

Total comprehensive loss	—	—	—	—	—	(113.1)
Shares of redeemable preferred stock of subsidiary converted into common stock	89,932	—	2.1	—	—	2.1
Shares issued for vested RSUs	1,782,811	—	—	—	—	—
Common stock issued to note holders	1,049,020	—	5.3	—	—	5.3
Common stock issued, net of fees	59,423,077	0.6	184.8	—	—	185.4
Equity compensation expense	—	—	8.9	—	—	8.9

Balance at October 31, 2007	100,815,274	$1.0	$879.7	$(899.2)	$208.4	$189.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended October 31, 2008 and 2007
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
     In July 2008 we issued 914,364 restricted stock units and 180,006 shares of restricted stock to our key employees and members of our Board of Directors. The 914,364 restricted stock units were issued to our key employees and will vest in February 2011. The 180,006 shares of restricted stock were issued to our Board of Directors and will vest in December 2008. As of October 31, 2008 there was $1.6 million of these unvested restricted stock and restricted stock units outstanding, which will be expensed based on the respective vesting dates.
     In July 2008 we issued 1,268,984 stock options to our key employees and members of our Board of Directors. There were 144,384 stock options issued to our Board of Directors, which will vest in December 2008. The remaining stock options were issued to our key employees and will vest as to one-third of the options in each of February 2009, 2010, and 2011. As of October 31, 2008 there was $1.0 million of these unvested stock options outstanding, which will be expensed based on the respective vesting dates.

     In July 2008 we also issued performance cash awards to our key employees with a value of $2.4 million at target performance levels. The awards will be determined with respect to 50% of the award based on performance through February 2010 and with respect to 50% based on performance through February 2011.
Note 4. Inventories
     The major classes of inventory were as follows (dollars in millions):

	October 31,	January 31,
	2008	2008
Raw materials	$50.6	$41.4
Work-in-process	36.7	41.8
Finished goods	77.4	62.4
Spare parts and supplies	29.9	33.5

Total	$194.6	$179.1

Note 5. Assets Held for Sale
     Assets held for sale consist of the following (dollars in millions):

	October 31,	January 31,
	2008	2008
Nuevo Laredo, Mexico facility	$28.0	$16.0
Huntington, Indiana facility	1.7	2.7
Howell, Michigan facility	1.5	2.7

Total	$31.2	$21.4

     The balance includes our Nuevo Laredo facility, which is part of our Other segment. This facility met the criteria for an asset held for sale during the last quarter of fiscal 2007 in accordance with Statement of Financial Accounting Standards SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Also included in the balance are land and idle buildings in Huntington, Indiana and Howell, Michigan, which we are currently marketing for sale.
     The assets and liabilities of our Nuevo Laredo facility were as follows (dollars in millions):

	October 31,	January 31,
	2008	2008
Receivables	$19.5	$11.3
Inventories	6.5	4.1
Prepaid expenses	0.2	0.1
Property, plant, and equipment, net	1.8	0.5

Total assets held for sale	$28.0	$16.0

Accounts payable and accrued liabilities	$8.3	$8.0

Total liabilities held for sale	$8.3	$8.0

     On June 13, 2008 we sold our Hoboken, Belgium subsidiary to BBS International GmbH (BBS), a subsidiary of Punch International nv (Punch). Under the agreement, BBS acquired all of the outstanding shares of stock of Hayes Lemmerz Belgie B.V.B.A., which had operations in Hoboken (near Antwerp, Belgium). The Hoboken factory produced cast aluminum wheels for passenger cars and employed approximately 315 people. The purchase price of the transaction was not material to either party. We recorded a loss on the sale of approximately $35.7 million through October 31, 2008 and contributed $27.0 million in cash as part of the transaction.

Note 6. Discontinued Operations
     On November 9, 2007 we completed the sale of our Brakes business to Brembo North America, Inc. Under the agreement, Brembo North America, Inc., a subsidiary of Brembo S.p.A., acquired all of the stock of two subsidiary companies that ran our brake manufacturing operations in Homer, Michigan and Monterrey, Mexico, and certain assets used in connection with the division’s sales, marketing, and engineering group located at our headquarters in Northville, Michigan. Proceeds from the sale were $57.0 million. We recognized a gain on the sale of approximately $16.8 million.
     Operating results for the Brakes business were as follows (dollars in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net sales	$—	$24.9	$—	$81.8

Earnings (Loss) before income tax expense	$—	$(0.6)	$—	$4.5
Income tax expense	—	0.2	—	1.2

Net income (loss)	$—	$(0.8)	$—	$3.3

     On June 29, 2007 we completed the sale of all of the issued and outstanding shares of capital stock of MGG Group B.V. (MGG Group) to an affiliate of ECF Group, a privately held company based in the Netherlands and Switzerland. MGG Group and its subsidiaries operate aluminum casting and machining facilities located in Tegelen and Nieuw Bergen, the Netherlands and in Antwerp, Belgium, and represented our International Components business. We received proceeds of $17.5 million. We recorded a loss on the sale of $29.8 million through October 31, 2008. During the third quarter of fiscal 2008, we settled certain disputes arising out of the share purchase agreement with MGG Group resulting in a loss of $2.4 million.
     Operating results for MGG Group were as follows (dollars in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$55.5

Loss before income tax expense	$(2.4)	$—	$(2.4)	$(27.4)
Income tax benefit	—	—	—	(0.7)

Net loss	$(2.4)	$—	$(2.4)	$(26.7)

     In the beginning of fiscal 2007 we divested Hayes Lemmerz International — Bristol, Inc. and Hayes Lemmerz International — Montague, Inc., which operated our suspension business operations in Bristol, Indiana and Montague, Michigan. We received consideration for the sale of $26.2 million, which consisted of $21.1 million in cash plus the assumption of $5.1 million of debt under capital leases for equipment at the facilities. The loss recorded on the sale through October 31, 2008 was $3.2 million. In October 2006 we sold the outstanding shares of stock of Hayes Lemmerz International — Southfield, Inc., our Southfield, Michigan iron suspension components machining plant. We received net cash proceeds of $18.0 million and recorded a loss on the sale through October 31, 2008 of $2.1 million. In fiscal 2005 we sold our suspension facility in Cadillac, Michigan. These facilities made up our suspension components business (Suspension business) and were part of our previous reported Components segment We divested these operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses.

     As of January 31, 2008, we had a balance of $0.2 million in accrued liabilities for our Suspension business. Operating results for the Suspension business were as follows (dollars in millions):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$6.8

Earning (loss) before income tax expense	$0.1	$0.8	$0.1	$(4.3)
Income tax expense	—	—	—	—

Net income (loss)	$0.1	$0.8	$0.1	$(4.3)

     The operating results of the Brakes business, MGG Group, and Suspension business were classified as discontinued operations and prior periods have been reclassified in accordance with SFAS 144.
Note 7. Bank Borrowings, Other Notes, and Long-Term Debt
     Short term bank borrowings and other notes were $46.4 million as of October 31, 2008 with a weighted average interest rate of 7.2% and $32.9 million as of January 31, 2008 with a weighted average interest rate of 6.0%. These consist primarily of short-term credit facilities at our foreign subsidiaries.
     Long-term debt consists of the following (dollars in millions):

	October 31,	January 31,
	2008	2008
Various foreign bank and government loans, weighted average interest rates of 4.8% and 4.0% at October 31, 2008 and January 31, 2008, respectively	$2.4	$3.3
Term Loan maturing 2014, weighted average interest rate of 7.3% and 7.4% at October 31, 2008 and January 31, 2008, respectively	335.2	381.5
8.25% New Senior Notes due 2015	169.7	192.2
Revolving Credit Facility, weighted average interest rate of 6.0% at October 31, 2008	16.0	—

	523.3	577.0
Less current portion of long-term debt	(4.2)	(4.8)

Total long-term debt	$519.1	$572.2

Euro Denominated Debt
     The balance of our Term Loan maturing 2014 was approximately €256.8 million and €258.1 million as of October 31, 2008 and January 31, 2008 respectively. The balance of our 8.25% New Senior Notes due 2015 was €130 million as of October 31, 2008 and January 31, 2008. The US Dollar balance of the Term Loan maturing 2014 decreased from $381.5 million as of January 31, 2008 to $335.2 million as of October 31, 2008, which was primarily due to the fluctuation of foreign currency exchange rates. The US Dollar balance of the 8.25% New Senior Notes due 2015 decreased from $192.2 million as of January 31, 2008 to $169.7 million as of October 31, 2008 due to the fluctuation of foreign currency exchange rates.
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

     As of October 31, 2008 there were $16.0 million of borrowings and $0.8 million in letters of credit issued under the Revolving Credit Facility, and $19.1 million in letters of credit issued under the synthetic letter of credit facility. As of January 31, 2008 there were no outstanding borrowings, approximately $0.8 million in letters of credit issued under the Revolving Credit Facility, and approximately $20.8 million in letters of credit issued under the synthetic letter of credit facility. The amount available to borrow under the Revolving Credit Facility at October 31, 2008 and January 31, 2008 was $108.2 million and $124.2 million, respectively. The amount available to borrow under the synthetic letter of credit at October 31, 2008 and January 31, 2008 was $0.5 million and $1.3 million, respectively.
     Covenant Compliance
     As of October 31, 2008, we were in compliance with all applicable covenants and restrictions of our New Credit Facilities, although we will be increasingly unlikely to achieve compliance in subsequent periods, absent a waiver or amendment from our lenders. We are currently pursuing an amendment to the New Credit Facilities to enable us to comply with the covenants in future periods and to continue to access the Revolving Credit Facility without restrictions. We can give no assurance that we will obtain such an amendment to the covenants or that such an amendment, if obtained, would enable us to continue to access the Revolving Credit Facility without restrictions. If we are unable to obtain such an amendment, we will be restricted in our ability to access the Revolving Credit Facility and will likely violate the covenants in future periods. Such a violation could result in the acceleration of amounts due under the New Credit Facilities and the New Notes.
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
     The fiscal 2008 and fiscal 2007 amounts shown below present the Pension Benefits and Other Benefits expense for the three and nine months ended October 31, 2008 and 2007 (dollars in millions):

	Pension Benefits - US		Other Benefits - US		Pension Benefits - International
	Three Months Ended October 31,
	2008	2007	2008	2007	2008	2007
Service cost	$0.2	$0.3	$—	$—	$0.1	$0.3
Interest cost	2.5	2.6	2.4	2.5	1.8	1.6
Expected return on plan assets	(3.3)	(3.0)	—	—	(0.2)	(0.2)
Amortization of net loss	(0.1)	—	(0.4)	(0.1)	—	—

Net periodic benefit cost	$(0.7)	$(0.1)	$2.0	$2.4	$1.7	$1.7

	Pension Benefits - US		Other Benefits - US		Pension Benefits - International
	Nine Months Ended October 31,
	2008	2007	2008	2007	2008	2007
Service cost	$0.8	$0.8	$—	$—	$0.5	$0.6
Interest cost	7.7	7.8	7.0	7.2	5.6	4.9
Expected return on plan assets	(9.9)	(9.0)	—	—	(0.8)	(0.6)
Amortization of net loss	(0.7)	—	(1.1)	(0.3)	—	—

Net periodic benefit cost	$(2.1)	$(0.4)	$5.9	$6.9	$5.3	$4.9

     We contributed $5.4 million to our U.S. Pension Benefits plan during the first nine months of fiscal 2008 and expect to contribute an additional $1.2 million during the remainder of fiscal 2008. We contributed $9.7 million to our U.S. Other Benefits plan during the first nine months of fiscal 2008 and expect to contribute an additional $4.2 million during the remainder of fiscal 2008. We contributed $8.5 million to our international Pension Benefits plan during the first nine months of fiscal 2008 and expect to contribute an additional $1.5 million during the remainder of fiscal 2008.

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
Note 9. Asset Impairments and Other Restructuring Charges
     Asset impairment losses and other restructuring charges for the three and nine months ended October 31, 2008 and 2007 were as follows (dollars in millions):

	Three Months Ended October 31, 2008
	Automotive
	Wheels	Other	Total
Facility closure costs	$1.1	$0.1	$1.2
Impairment of facility, machinery, and equipment	0.6	—	0.6
Severance and other restructuring costs	0.9	—	0.9

Total	$2.6	$0.1	$2.7

	Three Months Ended October 31, 2007
	Automotive
	Wheels	Other	Total
Facility closure costs	$0.1	$—	$0.1
Impairment of facility, machinery, and equipment	48.9	0.9	49.8
Severance and other restructuring costs	—	0.1	0.1

Total	$49.0	$1.0	$50.0

	Nine Months Ended October 31, 2008
	Automotive
	Wheels	Other	Total
Facility closure costs	$1.7	$0.3	$2.0
Impairment of facility, machinery, and equipment	7.8	—	7.8
Severance and other restructuring costs	1.9	0.1	2.0

Total	$11.4	$0.4	$11.8

	Nine Months Ended October 31, 2007
	Automotive
	Wheels	Other	Total
Facility closure costs	$2.9	$0.1	$3.0
Impairment of facility, machinery, and equipment	49.4	0.9	50.3
Severance and other restructuring costs	—	0.7	0.7

Total	$52.3	$1.7	$54.0

     In May 2008 we announced the closure of our Gainesville, Georgia aluminum wheels facility. We also announced that Punch Property International nv (Punch Property), the property investment company of the Punch group, entered into a definitive agreement with Hayes Lemmerz International - Georgia, Inc. to purchase the real estate and certain equipment from Gainesville. This acquisition is expected to be completed following cessation of production in connection with the closure of the facility. The purchase price of the transaction was not material to either party. We incurred $1.2 million in one-time termination benefits and severance related to this closure.
     Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended October 31, 2008
     During the third quarter of fiscal 2008, we recorded facility closure, employee restructuring charges, and asset impairments of $2.7 million.
     In the Automotive Wheels segment we recorded expense of $2.6 million. Facility closure costs of $1.1 million were related to ongoing costs for our idle aluminum wheel facilities in Howell, Michigan and Huntington, Indiana, as well as our aluminum wheel facility in Gainesville, Georgia. Asset impairments of $0.6 million was related to our aluminum wheel facility in Gainesville, Georgia, which was written down to fair value based on current market conditions. Severance and other restructuring costs of $0.9 million were related to our facilities in Gainesville, Georgia; Dello, Italy; and Königswinter, Germany.
     Expense of $0.1 million in the Other segment was related to facility closure costs for our Ferndale, Michigan technical center, which was closed in fiscal 2007.
     Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended October 31, 2007
     During the third quarter of fiscal 2007, we recorded facility closure, employee restructuring charges, and asset impairments of $50.0 million.
     In the Automotive Wheels segment we recorded expense of $49.0 million. Facility closure costs of $0.1 million were related to ongoing costs for our idle aluminum wheel facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $11.2 million were related to our aluminum wheel facility in Hoboken, Belgium, which was sold on June 13, 2008 to BBS International GmbH (BBS). Asset impairments of $20.0 million were related to our aluminum wheel facility in Gainesville, Georgia, and the remainder of $17.7 million was primarily related to our aluminum wheel facility in Chihuahua, Mexico.
     The Other segment expense of $1.0 million was primarily related to machinery and equipment impairments and severance expense at our facility in Nuevo Laredo, Mexico, as well as severance expense at our corporate offices.
     Asset Impairment Losses and Other Restructuring Charges for the Nine Months Ended October 31, 2008
     During the first nine months of fiscal 2008, we recorded facility closure, employee restructuring charges, and asset impairments of $11.8 million.
     In the Automotive Wheels segment we recorded expense of $11.4 million. Facility closure costs of $1.7 million were related to ongoing costs for our idle aluminum wheel facilities in Howell, Michigan and Huntington, Indiana, as well as our aluminum wheel facility in Gainesville, Georgia. Asset impairments of $7.8 million were related to our aluminum wheel facilities in Gainesville, Georgia; Huntington, Indiana; Howell, Michigan; Hoboken, Belgium; and Chihuahua, Mexico. These facilities were written down to fair value based on current market conditions. Severance and other restructuring costs of $1.9 million were related to our facilities in Gainesville, Georgia; Dello, Italy; and Königswinter, Germany.
     Expense of $0.4 million in the Other segment was related to facility closure costs and severance for our Ferndale, Michigan technical center, which was closed in fiscal 2007.
     Asset Impairment Losses and Other Restructuring Charges for the Nine Months Ended October 31, 2007
     During the first nine months of fiscal 2007, we recorded facility closure, employee restructuring charges, and asset impairments of $54.0 million.
     In the Automotive Wheels segment we recorded expense of $52.3 million. Facility closure costs of $2.9 million were related to ongoing costs for our idle aluminum wheel facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $11.2 million were related to our aluminum wheel facility in Hoboken, Belgium, which was sold on June 13, 2008 to BBS. Asset impairments of $20.0 million were related to our facilities in Gainesville, Georgia, and the remainder of the impairments expense was related primarily to our aluminum wheel facility in Chihuahua, Mexico.
     The Other segment expense of $1.7 million consisted of $0.1 million of facility closure costs and severance expense at our Ferndale, Michigan technical center and $1.6 of impairment and severance expense at our Nuevo Laredo facility in Mexico and our corporate offices.
     Facility Exit Costs and Severance Accruals
     The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the nine months ended October 31, 2008 (dollars in millions):

			Cash
			Payments and
			Effects of
	January 31,		Foreign	October 31,
	2008 Accrual	Expense	Currency	2008 Accrual
Facility closure costs	$—	$2.0	$(1.3)	$0.7
Severance and other restructuring costs	0.2	2.0	(0.8)	1.4

Total	$0.2	$4.0	$(2.1)	$2.1

Note 10. Weighted Average Shares Outstanding
     Shares outstanding for the three and nine months ended October 31, 2008 and 2007 were as follows (thousands of shares):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Basic weighted average shares outstanding	101,417	100,382	101,198	73,414
Dilutive effect of unvested restricted stock and options	—	—	—	—

Diluted weighted average shares outstanding	101,417	100,382	101,198	73,414

     For the three and nine months ended October 31, 2008 and 2007 all options and unvested restricted stock units were excluded from the calculation of diluted loss per share on the Consolidated Statements of Operations as the effect was anti-dilutive due to the net loss in those periods.
Note 11. Taxes on Income
     Income tax expense allocated to continuing operations for the three and nine months ended October 31, 2008 and 2007 were as follows (dollars in millions):

	Three Months Ended October 31,
	2008		2007
	US	Foreign	US	Foreign
Pre-tax income (loss)	$(11.1)	$19.4	$(43.8)	$3.7
Income tax expense	(0.2)	12.7	(0.4)	17.1

	Nine Months Ended October 31,
	2008		2007
	US	Foreign	US	Foreign
Pre-tax income (loss)	$(52.4)	$41.8	$(131.9)	$48.4
Income tax expense	0.6	39.5	0.2	38.3

     Income tax expense for the three and nine months ended October 31, 2008 and 2007 was primarily the result of tax expense in foreign jurisdictions and various states.
     We have determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred at those locations.
     Effective February 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 did not have a material impact on our financial statements. As of January 31, 2008, the amount of unrecognized tax benefits was $11.1 million, including $1.3 million of related accrued interest and penalties. As of October 31, 2008, the amount of unrecognized tax benefits was $4.8 million, including $0.3 million of related accrued interest and penalties. The decrease relates to tax payments made and expiration of statute of limitations for certain international locations.
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
     The following tables present revenues and other financial information by business segment (dollars in millions):

	Three Months Ended October 31, 2008
	Automotive
	Wheels	Other	Total
Net sales	$475.6	$21.4	$497.0
Asset impairments and other restructuring charges	2.6	0.1	2.7
Earnings from operations	14.4	6.2	20.6

	Three Months Ended October 31, 2007
	Automotive
	Wheels	Other	Total
Net sales	$543.3	$11.6	$554.9
Asset impairments and other restructuring charges	49.0	1.0	50.0
Loss from operations	(21.8)	(5.8)	(27.6)

	Nine Months Ended October 31, 2008
	Automotive
	Wheels	Other	Total
Net sales	$1,587.7	$46.6	$1,634.3
Asset impairments and other restructuring charges	11.4	0.4	11.8
Earnings from operations	19.0	13.0	32.0

	Nine Months Ended October 31, 2007
	Automotive
	Wheels	Other	Total
Net sales	$1,531.3	$66.3	$1,597.6
Asset impairments and other restructuring charges	52.3	1.7	54.0
Earnings (loss) from operations	24.4	(40.0)	(15.6)

	As of October 31, 2008
	Automotive
	Wheels	Other	Total
Total assets	$1,636.3	$(146.4)	$1,489.9

	As of January 31, 2008
	Automotive
	Wheels	Other	Total
Total assets	$1,956.6	$(150.7)	$1,805.9
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
     The balance of minority interest is summarized as follows (dollars in millions):

	October 31,	January 31,
	2008	2008
Minority interest in consolidated affiliates	$55.3	$59.3
Minority interest in preferred stock	11.4	11.2

Total minority interest	$66.7	$70.5

Note 14. New Accounting Pronouncements
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
     In September 2006 the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We adopted the provisions of SFAS 157 with our fiscal year beginning February 1, 2008. The adoption of SFAS 157 did not have an impact on our consolidated financial statements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 uses a three-tier hierarchy that classifies assets and liabilities based on the inputs used in the valuation methodologies. In accordance with SFAS 157, we measured our interest rate derivative contracts at fair value and classified as level 2 liabilities based upon models utilizing market observable inputs and credit risk. The fair value of our interest rate derivative contracts was $5.4 million as of October 31, 2008.
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
Guarantor and Nonguarantor Financial Statements
     As of October 31, 2008 Hayes Lemmerz International, Inc. (Hayes), HLI Parent Company, Inc. (Parent), HLI Opco, and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, excluding Hayes, the Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the New Notes. This guarantor structure is a result of the restructuring of our debt as discussed in Note 7, Bank Borrowings, Other Notes, and Long-term Debt. At October 31, 2008 certain of our foreign subsidiaries were not obligated to guaranty the New Notes, nor were our domestic subsidiaries that are special purpose entities formed for domestic accounts receivable securitization programs (collectively, the Nonguarantor Subsidiaries). In lieu of providing separate unaudited financial statements for each of the Guarantors, we have included the unaudited supplemental guarantor condensed consolidating financial statements. We do not believe that separate financial statements for each of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented. In order to present comparable financial statements, we have presented them as if the current guarantor structure had been in place for all periods presented.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended October 31, 2008
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Net sales	$—	$—	$1,023.2	$673.8	$(62.7)	$1,634.3
Cost of goods sold	0.1		929.4	575.3	(62.7)	1,442.1

Gross (loss) profit	(0.1)	—	93.8	98.5	—	192.2
Marketing, general, and administrative	—	0.6	79.3	32.9	—	112.8
Equity in (earnings) losses of subsidiaries and joint ventures	70.1	—	—	—	(70.1)	—
Amortization of intangibles	—	—	0.4	7.9	—	8.3
Asset impairments and other restructuring charges	—	—	10.6	1.2	—	11.8
Other (income) expense, net	—	—	(3.4)	11.6	19.1	27.3

(Loss) earnings from operations	(70.2)	(0.6)	6.9	44.9	51.0	32.0
Interest expense (income), net	—	61.5	(31.3)	9.6	—	39.8
Other non-operating expense	—	—	0.5	1.6	0.7	2.8

(Loss) earnings from continuing operations before taxes and minority interest	(70.2)	(62.1)	37.7	33.7	50.3	(10.6)
Income tax expense	—	1.9	19.5	18.7	—	40.1

(Loss) earnings from continuing operations before minority interest	(70.2)	(64.0)	18.2	15.0	50.3	(50.7)
Minority interest	—	—	—	17.2	—	17.2

(Loss) earnings from continuing operations	(70.2)	(64.0)	18.2	(2.2)	50.3	(67.9)
Loss from discontinued operations .	—	—	(2.3)	—	—	(2.3)

Net (loss) income	$(70.2)	$(64.0)	$15.9	$(2.2)	$50.3	$(70.2)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended October 31, 2007
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Net sales	$—	$—	$1,150.8	$500.8	$(54.0)	$1,597.6
Cost of goods sold	0.1	—	1,054.3	429.8	(54.0)	1,430.2

Gross (loss) profit	(0.1)	—	96.5	71.0	—	167.4
Marketing, general, and administrative	—	—	95.2	21.4	—	116.6
Equity in (earnings) losses of subsidiaries and joint ventures	165.0	—	—	—	(165.0)	—
Asset impairments and other restructuring charges	—	—	42.7	11.3	—	54.0
Other (income) expense, net	—	(18.1)	4.8	(113.6)	139.3	12.4

(Loss) earnings from operations	(165.1)	18.1	(46.2)	151.9	25.7	(15.6)
Interest expense, net	—	19.5	15.5	12.8	—	47.8
Loss on early extinguishment of debt	—	—	21.5	—	—	21.5
Other non-operating (income) expense	—	—	(4.1)	(15.1)	17.8	(1.4)

(Loss) earnings from continuing operations before taxes and minority interest	(165.1)	(1.4)	(79.1)	154.2	7.9	(83.5)
Income tax expense	—	—	27.4	11.1	—	38.5

(Loss) earnings from continuing operations before minority interest	(165.1)	(1.4)	(106.5)	143.1	7.9	(122.0)
Minority interest	—	—	0.6	14.8	—	15.4

(Loss) earnings from continuing operations	(165.1)	(1.4)	(107.1)	128.3	7.9	(137.4)
(Loss) earnings from discontinued operations	—	—	(35.0)	7.3	—	(27.7)

Net (loss) income	$(165.1)	$(1.4)	$(142.1)	$135.6	$7.9	$(165.1)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of October 31, 2008
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(Dollars in millions)
Cash and cash equivalents	$—	$15.8	$11.7	$29.6	$—	$57.1
Receivables, net	—	—	116.8	108.2	—	225.0
Other receivables	—	—	39.4	39.4	(39.4)	39.4
Inventories	—	—	128.7	65.9	—	194.6
Assets held for sale .	—	—	31.2	—	—	31.2
Prepaid expenses and other current assets	—	—	5.3	4.6	(0.8)	9.1

Total current assets	—	15.8	333.1	247.7	(40.2)	556.4
Property, plant, and equipment, net	—	—	323.4	211.7	—	535.1
Goodwill and other assets, net	98.3	715.2	45.1	299.6	(759.8)	398.4

Total assets	$98.3	$731.0	$701.6	$759.0	$(800.0)	$1,489.9

Bank borrowings and other notes	$—	$—	$36.7	$9.7	$—	$46.4
Current portion of long-term debt	—	3.4	0.1	0.7		4.2
Liabilities held for sale	—	—	8.3	—	—	8.3
Accounts payable and other accrued liabilities	—	9.3	239.9	180.8	(39.4)	390.6

Total current liabilities	—	12.7	285.0	191.2	(39.4)	449.5
Long-term debt, net of current portion	—	501.5	16.5	1.1	—	519.1
Pension and other long-term liabilities	—	—	267.9	92.7	(4.4)	356.2
Minority interest	—	—	11.4	56.3	(1.0)	66.7
Parent loans	—	425.8	(526.7)	120.8	(19.9)	—
Common stock	1.0	—	—	—	—	1.0
Additional paid-in capital	885.8	(54.3)	1,125.2	330.5	(1,401.4)	885.8
Retained earnings (accumulated deficit)	(1,000.6)	(213.5)	(555.9)	(124.4)	893.9	(1,000.5)
Accumulated other comprehensive income (loss)	212.1	58.8	78.2	90.8	(227.8)	212.1

Total stockholders’ equity	98.3	(209.0)	647.5	296.9	(735.3)	98.4

Total liabilities and stockholders’ equity	$98.3	$731.0	$701.6	$759.0	$(800.0)	$1,489.9

CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 31, 2008

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(Dollars in millions)
Cash and cash equivalents	$—	$84.7	$30.3	$45.2	$—	$160.2
Receivables, net	—	—	151.1	154.5	—	305.6
Other receivables	—	—	48.3	48.3	(48.3)	48.3
Inventories	—	—	111.3	67.8	—	179.1
Assets held for sale	—	—	21.4	—	—	21.4
Prepaid expenses and other current assets	—	—	7.0	5.3	(0.1)	12.2

Total current assets	—	84.7	369.4	321.1	(48.4)	726.8
Property, plant, and equipment, net	—	—	376.5	240.4	(0.1)	616.8
Goodwill and other assets, net	202.3	811.0	112.6	346.3	(1,009.9)	462.3

Total assets	$202.3	$895.7	$858.5	$907.8	$(1,058.4)	$1,805.9

Bank borrowings and other notes	$—	$—	$29.6	$3.3	$—	$32.9
Current portion of long-term debt	—	3.8	—	1.0	—	4.8
Liabilities held for sale	—	—	8.2	—	—	8.2
Accounts payable and other accrued liabilities	—	6.2	288.5	263.7	(48.4)	510.0

Total current liabilities	—	10.0	326.3	268.0	(48.4)	555.9
Long-term debt, net of current portion	—	569.9	0.6	1.7	—	572.2
Pension and other long-term liabilities	—	—	287.8	117.2	—	405.0
Minority interest	—	—	11.2	60.5	(1.2)	70.5
Parent loans	—	487.9	(543.3)	78.1	(22.7)	—
Common stock	1.0	—	—	—	—	1.0
Additional paid-in capital	882.0	(54.3)	1,249.4	304.5	(1,499.6)	882.0
Retained earnings (accumulated deficit)	(928.7)	(149.2)	(590.4)	(101.5)	841.1	(928.7)
Accumulated other comprehensive income (loss)	248.0	31.4	116.9	179.3	(327.6)	248.0

Total stockholders’ equity	202.3	(172.1)	775.9	382.3	(986.1)	202.3

Total liabilities and stockholder’s equity	$202.3	$895.7	$858.5	$907.8	$(1,058.4)	$1,805.9

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2008
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(Dollars in millions)
Cash flows (used for) provided by operating activities	$(0.1)	$(59.2)	$26.6	$12.2	$(0.6)	$(21.1)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(25.0)	(42.1)	—	(67.1)
Investments in subsidiaries	0.1	(0.5)	(29.6)	75.6	(45.6)	—
Sale of assets	—	—	0.8	(27.4)	3.2	(23.4)

Cash provided by (used for) investing activities	0.1	(0.5)	(53.8)	6.1	(42.4)	(90.5)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	12.4	8.4	—	20.8
Proceeds from revolving credit facility	—	—	16.0	—	—	16.0
Repayment of long-term debt	—	(2.0)	—	(0.6)	—	(2.6)
Dividends paid to minority shareholders	—	—	—	(12.9)	—	(12.9)
Proceeds from parent investments	—	—	39.4	(82.8)	43.4	—

Cash (used for) provided by financing activities	—	(2.0)	67.8	(87.9)	43.4	21.3

(Decrease) increase in parent loans and advances	—	(6.1)	(56.6)	63.1	(0.4)	—
Cash flows from discontinued operations	—	—	(1.1)	—	—	(1.1)
Effect of exchange rates on cash and cash equivalents	—	(1.1)	(1.5)	(9.1)	—	(11.7)

(Decrease) increase in cash and cash equivalents	—	(68.9)	(18.6)	(15.6)	—	(103.1)
Cash and cash equivalents at beginning of period	—	84.7	30.3	45.2	—	160.2

Cash and cash equivalents at end of period	$—	$15.8	$11.7	$29.6	$—	$57.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2007
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
			(Dollars in millions)
Cash flows (used for) provided by operating activities	$(0.1)	$(10.3)	$(1.9)	$67.8	$(18.1)	$37.4

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(29.6)	(34.5)	—	(64.1)
Investments in subsidiaries	—	(429.0)	745.6	(188.6)	(128.0)	—
Sale of assets	—	—	1.3	0.2	—	1.5

Cash (used for) provided by investing activities	—	(429.0)	717.3	(222.9)	(128.0)	(62.6)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	(0.6)	1.5	—	0.9
Bank finance fees paid	—	(9.2)	(5.6)	—	—	(14.8)
Borrowing (Repayment) of long-term debt	—	525.7	(661.2)	(0.8)	—	(136.3)
Dividends paid to minority shareholders	—	—	—	(10.1)		(10.1)
Proceeds from issuance of common stock	193.1	—	—	—	—	193.1
Proceeds from parent investments	—	—	442.8	(392.2)	(50.6)	—
Call premium on Senior Notes	—	—	(9.0)	—	—	(9.0)
Fees paid for Rights Offering	—	—	(7.7)	—	—	(7.7)

Cash provided by (used for) financing activities	193.1	516.5	(241.3)	(401.6)	(50.6)	16.1

(Decrease) increase in parent loans and advances	(193.0)	(52.9)	(441.0)	490.2	196.7	—
Cash flows from discontinued operations	—	—	(21.3)	66.4	—	45.1
Effect of exchange rates on cash and cash equivalents	—	—	0.9	3.2	—	4.1

Increase in cash and cash equivalents	—	24.3	12.7	3.1	—	40.1
Cash and cash equivalents at beginning of period	—	—	8.7	29.8	—	38.5

Cash and cash equivalents at end of period	$—	$24.3	$21.4	$32.9	$—	$78.6

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
     In the first nine months of fiscal 2008 we had net sales of $1.6 billion with approximately 83% derived from international markets. In the nine months of fiscal 2007 we had net sales of $1.6 billion with approximately 77% derived from international markets. We had earnings from operations of $32.0 million for the first nine months of fiscal 2008 compared to a loss of $15.6 million for the first nine months of fiscal 2007.

Results of Operations
     Consolidated Results — Comparison of the Three Months Ended October 31, 2008 to the Three Months Ended October 31, 2007
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Three Months Ended October 31,
	2008	2007	$ Change	% Change
Net sales:
Automotive Wheels	$475.6	$543.3	$(67.7)	(12.5%)
Other	21.4	11.6	9.8	84.5%

Total	$497.0	$554.9	$(57.9)	(10.4%)

Gross profit	$56.6	$58.1	$(1.5)	(2.6%)
Marketing, general, and administrative	34.1	35.8	(1.7)	(4.7%)
Amortization of intangibles	2.6	2.5	0.1	4.0%
Asset impairments and other restructuring charges	2.7	50.0	(47.3)	(94.6%)
Other income, net	(3.4)	(2.6)	(0.8)	30.8%

Earnings (loss) from operations	20.6	(27.6)	48.2	174.6%
Interest expense, net	12.2	13.9	(1.7)	(12.2%)
Other non-operating expense (income)	0.1	(1.4)	1.5	107.1%
Income tax expense	12.5	16.7	(4.2)	(25.1%)
Minority interest	3.9	5.9	(2.0)	(33.9%)

Loss from continuing operations	(8.1)	(62.7)	54.6	87.1%
Loss from discontinued operations, net of tax	(2.3)	—	(2.3)	N/A

Net loss	$(10.4)	$(62.7)	$52.3	83.4%

Sales
     Our net sales decreased 10.4% or $57.9 million to $497.0 million in the third quarter of fiscal 2008 from $554.9 million in the third quarter of fiscal 2007. Lower volumes decreased sales by $69.0 million due to ongoing trends and conditions facing North American and European vehicle manufacturers, which have been negatively impacted due to the global credit crisis, troubled capital markets, volatile commodity prices, and plunging consumer confidence. The sales decrease from lower volumes was partially offset by favorable mix of $30.8 million due to a higher proportion of wheels sold to the commercial vehicle market. The sale of our Hoboken, Belgium facility during the second quarter of fiscal 2008 caused net sales to decrease by $16.2 million. Unfavorable foreign currency exchange rates relative to the US Dollar decreased sales by $3.9 million as the Euro and other currencies have declined during the quarter ended October 31, 2008 as compared to the same period of time in the prior year.
Gross profit
     Our gross profit decreased 2.6% or $1.5 million in the third quarter of fiscal 2008 to $56.6 million from $58.1 million in the third quarter of fiscal 2007. Lower volumes decreased gross profit by $17.5 million, partially offset by favorable mix of $10.2 million. Unfavorable fluctuations in foreign currency exchange rates decreased gross profit by $3.3 million. The sale of the Hoboken, Belgium plant during the second quarter of fiscal 2008, which had been experiencing losses, improved gross profit by $5.0 million. Higher utility costs of $5.5 million were more than offset by $9.4 million of lower material costs and manufacturing efficiencies, including reduced spending on supplies and labor as well as lower depreciation expense.
Marketing, general, and administrative
     Our marketing, general, and administrative expense decreased $1.7 million to $34.1 million during the third quarter of fiscal 2008 from $35.8 million in the third quarter of fiscal 2007, primarily due to lower audit services and bank fees.
Asset impairments and other restructuring charges
     Impairments and restructuring charges were reduced by $47.3 million as compared to the same period in the prior year. The prior year consisted primarily of asset impairments related to our aluminum wheel facilities in Gainesville, Georgia; Hoboken, Belgium; and Chihuahua, Mexico. We announced the closure of our Gainesville facility in May 2008, and expect the facility to be closed by the end of fiscal 2008. The Hoboken facility was sold during the second quarter of fiscal 2008.

Interest expense, net
     Interest expense decreased $1.7 million to $12.2 million for the third quarter of fiscal 2008 from $13.9 million for the third quarter of fiscal 2007. The decrease was driven by the restructuring of our debt during the second quarter of fiscal 2007, which resulted in lower debt levels and interest rates on both fixed and variable rate debt.
Income taxes
     Income tax expense was $12.5 million for the third quarter of fiscal 2008 compared to $16.7 million for the third quarter of fiscal 2007. The decrease was primarily due to lower profitability in jurisdictions where we pay taxes, without an offsetting tax benefit. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States and certain foreign jurisdictions without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.
Discontinued operations
     The loss from discontinued operations for the three months ended October 31, 2008 is related to subsequent loss adjustments recorded on the sale of our MGG Group B.V. business (MGG Group), which was sold in June 2007. The MGG Group had aluminum casting and machining facilities located in Tegelen and Nieuw Bergen, the Netherlands and in Antwerp, Belgium, and represented our International Components business. During the third quarter of fiscal 2008, we settled certain disputes arising out of the share purchase agreement with MGG Group resulting in a loss of $2.4 million.
Net loss
     Due to the factors mentioned above, the net loss during the third quarter of fiscal 2008 was $10.4 million compared to $62.7 million in the third quarter of fiscal 2007.
     Segment Results — Comparison of the Three Months Ended October 31, 2008 to the Three Months Ended October 31, 2007
Automotive Wheels
     The following table presents net sales, earnings (loss) from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months Ended October 31,
	2008	2007	$ Change
Net sales	$475.6	$543.3	$(67.7)
Asset impairments and other restructuring charges:
Facility closure costs	$1.1	$0.1	$1.0
Impairment of facility, machinery, and equipment	0.6	48.9	(48.3)
Severance and other restructuring costs	0.9	—	0.9

Total asset impairments and other restructuring charges	$2.6	$49.0	$(46.4)
Earnings (loss) from operations	$14.4	$(21.8)	$36.2
Net sales
     Net sales from our Automotive Wheels segment decreased $67.7 million to $475.6 million in the third quarter of fiscal 2008 from $543.3 million during the third quarter of fiscal 2007. Lower volumes due to the recent downturn in the global economy decreased sales by $78.1 million, partially offset by favorable mix of $30.8 million due to a higher proportion of wheels sold to the commercial vehicle market. Unfavorable foreign currency exchange rates relative to the U.S. dollar decreased sales by $3.9 million as the Euro and other currencies have declined during the quarter ended October 31, 2008 as compared to the same period in the prior year. The sale of the Hoboken, Belgium facility during the second quarter of fiscal 2008 resulted in a loss of sales of $16.2 million.
Asset impairments and other restructuring charges
     The prior year impairment and restructuring expense consisted primarily of asset impairments related to our aluminum wheel facilities in Gainesville, Georgia; Hoboken, Belgium; and Chihuahua, Mexico. We announced the closure of our Gainesville facility in May 2008, and expect the facility to be closed by the end of fiscal 2008. The Hoboken facility was sold during the second quarter of fiscal 2008.

Earnings (loss) from operations
     We recorded earnings from operations of $14.4 million for the quarter ended October 31, 2008 as compared to a loss of $21.8 million during the same period of time in the prior year. The $36.2 million improvement in earnings from operations is due to lower impairment and restructuring expenses of $46.4 million, partially offset by the impact of foreign currency exchange fluctuations as well as higher utility costs. Higher utility costs were more than offset by manufacturing efficiencies.
Other
     The following table presents net sales, total asset impairments and other restructuring charges, and earnings (loss) from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months Ended October 31,
	2008	2007	$ Change
Net sales	$21.4	$11.6	$9.8
Total asset impairments and other restructuring charges	0.1	1.0	(0.9)
Earnings (loss) from operations	6.2	(5.8)	12.0
Net Sales
     Net sales increased by $9.8 million from $11.6 million in the third quarter of fiscal 2007 to $21.4 million in the third quarter of fiscal 2008. The increase is primarily related to a new program in the current year for intake manifold sales for the GMC Acadia, which is produced at our powertrain plant in Nuevo Laredo, Mexico.
Asset impairments and other restructuring charges
     Asset impairment and restructuring charges were $0.9 million lower as compared to the prior year, down from $1.0 million for the quarter ended October 31, 2007 as compared to $0.1 million for the quarter ended October 31, 2008. The prior year expense was related to machinery and equipment impairments and severance expense at our facility in Nuevo Laredo, Mexico, as well as severance expense at our corporate offices. The current year expense was related to ongoing closure costs at our Ferndale, Michigan technical center, which was closed in fiscal 2007.
Earnings (loss) from operations
     We recorded earnings from operations in the third quarter of fiscal 2008 of $6.2 million compared to a loss of $5.8 million during the third quarter of fiscal 2007. Higher volumes improved earnings from operations in the current quarter by $2.6 million, and lower impairment and restructuring expenses improved earnings from operations by $0.9 million. The remainder of the improvement is primarily related to lower spending on audit fees and bank services.

     Consolidated Results — Comparison of the Nine Months Ended October 31, 2008 to the Nine Months Ended October 31, 2007
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Nine Months Ended October 31,
	2008	2007	$ Change	% Change
Net sales:
Automotive Wheels	$1,587.7	$1,531.3	$56.4	3.7%
Other	46.6	66.3	(19.7)	(29.7%)

Total	$1,634.3	$1,597.6	$36.7	2.3%

Gross profit	$192.2	$167.4	$24.8	14.8%
Marketing, general, and administrative	112.8	116.6	(3.8)	(3.3%)
Amortization of intangibles	8.3	7.5	0.8	10.7%
Asset impairments and other restructuring charges	11.8	54.0	(42.2)	(78.1%)
Other expense, net	27.3	4.9	22.4	457.1%

Earnings (loss) from operations	32.0	(15.6)	47.6	305.1%
Interest expense, net	39.8	47.8	(8.0)	(16.7%)
Loss on early extinguishment of debt	—	21.5	(21.5)	(100.0%)
Other non-operating expense (income)	2.8	(1.4)	4.2	300.0%
Income tax expense	40.1	38.5	1.6	4.2%
Minority interest	17.2	15.4	1.8	11.7%

Loss from continuing operations	(67.9)	(137.4)	69.5	50.6%
Loss from discontinued operations, net of tax	(2.3)	(27.7)	25.4	91.7%

Net loss	$(70.2)	$(165.1)	$94.9	57.5%

Sales
     Our net sales increased 2.3% or $36.7 million to $1,634.3 million in the first nine months of fiscal 2008 from $1,597.6 million in the first nine months of fiscal 2007. Favorable foreign currency exchange rates relative to the US Dollar increased sales by $118.1 million due to favorable exchange rates during the first half of fiscal 2008 as compared to the prior year. Lower volumes decreased sales by $67.7 million due to the trends and conditions facing North American and European vehicle manufacturers, which have been negatively impacted due to the global credit crisis, troubled capital markets, volatile commodity prices, and plunging consumer confidence. The impact of lower sales volumes were partially offset by favorable mix of $34.1 million. Sales declined $47.7 million due to lower pricing with our customers and the sale of our Hoboken, Belgium facility in June 2008, which were partially offset by higher metal pass-through pricing.
Gross profit
     Our gross profit increased 14.8% or $24.8 million in the first nine months of fiscal 2008 to $192.2 million from $167.4 million in the first nine months of fiscal 2007. Favorable fluctuations in foreign currency exchange rates increased gross profit by $10.6 million. Lower volumes decreased gross profit by $18.9 million, which was offset by favorable scrap price increases due to higher spot market scrap steel pricing early in the year. The sale of the Hoboken, Belgium facility in June 2008 improved gross profit by $7.3 million. The remainder of the improvement is primarily due to lower depreciation costs and other manufacturing efficiencies as compared to the prior year.
Marketing, general, and administrative
     Our marketing, general, and administrative expense decreased $3.8 million to $112.8 million during the first nine months of fiscal 2008 from $116.6 million in the first nine months of fiscal 2007. The improvement is primarily due to a decrease in audit costs, lower bank fees, and lower employee stock compensation expense, partially offset by unfavorable fluctuations in foreign currencies.
Asset impairments and other restructuring charges
     Impairments and restructuring charges were reduced by $42.2 million as compared to the same period in the prior year. The prior year consisted primarily of asset impairments related to our aluminum wheel facilities in Gainesville, Georgia; Hoboken,

Belgium; Santo Andre, Brazil; and Chihuahua, Mexico. We announced the closure of our Gainesville facility in May 2008, and expect the facility to be closed by the end of fiscal 2008. The Hoboken facility was sold during the second quarter of fiscal 2008.
     The current year expense consists primarily of asset impairments related to our aluminum wheel facilities in Gainesville, Georgia; Huntington, Indiana; Howell, Michigan; Hoboken, Belgium; and Chihuahua, Mexico. These facilities were written down to fair value based on current market conditions. The Huntington and Howell facilities are currently being marketed for sale.
Other expense, net
     The increase in other expense is primarily due to the loss recorded for the sale of our Hoboken, Belgium facility, which was sold during the second quarter of fiscal 2008. The prior year balance consisted primarily of the loss on the sale of our Wabash, Indiana facility, which was sold during the second quarter of fiscal 2007.
Interest expense, net
     Interest expense decreased $8.0 million to $39.8 million for the first nine months of fiscal 2008 from $47.8 million for the first nine months of fiscal 2007. The decrease was driven by the restructuring of our debt during the second quarter of fiscal 2007, which resulted in lower debt levels and interest rates on both fixed and variable rate debt.
Income taxes
     Income tax expense was $40.1 million for the first nine months of fiscal 2008 compared to $38.5 million for the first nine months of fiscal 2007. The increase was primarily due to higher profitability in jurisdictions where we pay taxes, without an offsetting tax benefit. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States and certain foreign jurisdictions without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.
Discontinued operations
     The loss during the first nine months of fiscal 2008 was primarily due to adjustments recorded on the sale of our MGG Group business, which we sold in June 2007. The loss during the first nine months of fiscal 2007 primarily consists of a loss of $26.7 million for MGG Group; a loss of $4.3 million for our Suspension business, which we sold in the first quarter of fiscal 2007; and income from our Brakes Business of $3.3 million, which we sold during the fourth quarter of fiscal 2007. During the third quarter of fiscal 2008, we settled certain disputes arising out of the share purchase agreement with MGG Group resulting in a loss of $2.4 million.
Net loss
     Due to the factors mentioned above, net loss during the first nine months of fiscal 2008 was $70.2 million compared to $165.1  million in the first nine months of fiscal 2007, which is an improvement of $94.9 million.
Segment Results — Comparison of the Nine Months Ended October 31, 2008 to the Nine Months Ended October 31, 2007
Automotive Wheels
     The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Nine Months Ended October 31,
	2008	2007	$ Change
Net sales	$1,587.7	$1,531.3	$56.4
Asset impairments and other restructuring charges:
Facility closure costs	$1.7	$2.9	$(1.2)
Impairment of facility, machinery, and equipment	7.8	49.4	(41.6)
Severance and other restructuring costs	1.9	—	1.9

Total asset impairments and other restructuring charges	$11.4	$52.3	$(40.9)

Earnings from operations	$19.0	$24.4	$(5.4)

Net sales
     Net sales from our Automotive Wheels segment increased $56.4 million to $1,587.7 million in the first nine months of fiscal 2008 from $1,531.3 million during the first nine months of fiscal 2007. Favorable foreign currency exchange rates relative to the US dollar in the first half of fiscal 2008 increased sales by $118.1 million. Lower volumes decreased sales by $74.9 million, which was partially offset by favorable mix of $34.1 million. Our sales were $20.9 million lower due to the sale of our Hoboken, Belgium facility in June 2008 and unfavorable pricing with our customers, partially offset by higher metal pass-through pricing.
Asset impairments and other restructuring charges
     Impairments and restructuring charges were reduced by $40.9 million as compared to the same period in the prior year. The prior year consisted primarily of asset impairments related to our aluminum wheel facilities in Gainesville, Georgia; Hoboken, Belgium; Santo Andre, Brazil; and Chihuahua, Mexico. We announced the closure of our Gainesville facility in May 2008, and expect the facility to be closed by the end of fiscal 2008. The Hoboken facility was sold during the second quarter of fiscal 2008.
     The current year expense consists primarily of asset impairments related to our aluminum wheel facilities in Gainesville, Georgia; Huntington, Indiana; Howell, Michigan; Hoboken, Belgium; and Chihuahua, Mexico. These facilities were written down to fair value based on current market conditions. The Huntington and Howell facilities are currently being marketed for sale.
Earnings from operations
     Earnings from operations from our Automotive Wheels segment decreased $5.4 million to $19.0 million in the first nine months of fiscal 2008 from $24.4 million in the first nine months of fiscal 2007. The loss on the sale of the Hoboken, Belgium facility reduced earnings from operations in the current year by $27.7 million, however this was more than offset by reduced impairments as compared to the prior year of $41.5 million. Higher utility costs reduced earnings from operations by $12.3 million. We also experienced favorable mix of $8.1 million and favorable foreign currency exchange fluctuations of $10.6 million. Intercompany royalty and trademark fees decreased earnings from operations by $17.5 million, which is eliminated in the consolidated financial statements. The remainder of the reduction is due to lower volumes and pricing, which was mitigated by lower material costs.
Other
     The following table presents net sales, total asset impairments and other restructuring charges, and earnings (loss) from operations for the Other segment for the periods indicated (dollars in millions):

	Nine Months Ended October 31,
	2008	2007	$ Change
Net sales	$46.6	$66.3	$(19.7)
Total asset impairments and other restructuring charges	0.4	1.7	(1.3)
Earnings (loss) from operations	13.0	(40.0)	53.0
Net Sales
     Net sales decreased by $19.7 million from $66.3 million in the first nine months of fiscal 2007 to $46.6 million in the first nine months of fiscal 2008. We had lower sales of $28.3 million due to the sale of our Wabash, Indiana facility, which we sold in the second quarter of fiscal 2007. This decrease was partially offset by a $7.1 million increase in sales due to a new program in the current year for intake manifold sales for the GMC Acadia, which is produced at our powertrain plant in Nuevo Laredo, Mexico.
Asset impairments and other restructuring charges
     During the first nine months of fiscal 2008, we recorded expense of $0.4 of facility closure costs and severance for our Ferndale, Michigan technical center, which was closed in fiscal 2007. During the first nine months of fiscal 2007, we recorded expense of $1.7 million, which consisted of $0.1 million of facility closure cost and severance expense at our Ferndale, Michigan technical center and $1.6 of asset impairment and severance expense at our Nuevo Laredo facility in Mexico and our corporate offices.

Earnings (loss) from operations
     Earnings from operations in the first nine months of fiscal 2008 were $13.0 million compared to a loss of $40.0 million during the first nine months of fiscal 2007, which is a $53.0 million improvement. Intercompany royalty and trademark fees increased earnings from operations by $17.5 million, which is eliminated in the consolidated financial statements. Earnings from operations were $12.8 million higher due to the sale of the Wabash, Indiana facility in the prior year, which had been experiencing operating losses and was also sold at a loss. Lower employee costs, decreased audit services, and lower bank fees also improved earnings from operations by $14.4 million. Improved sales and mix at the Nuevo Laredo, Mexico plant increased earnings from operations by $2.8 million.
Liquidity and Capital Resources
Sources of Liquidity
     The principal sources of liquidity for our future operating, capital expenditure, facility closure, restructuring, and reorganization requirements are expected to be (i) cash flows from continuing operations, (ii) cash and cash equivalents on hand, (iii) proceeds related to our trade receivable securitization and financing programs, and (iv) borrowings from our New Credit Facilities. Borrowings under our New Credit Facilities could be restricted by the financial covenants of the New Credit Facilities, and violations of financial covenants could have significant negative consequences for our business. We intend to seek amendments to the covenants to continue to allow us access to borrowings under our New Credit Facilities. There can be no assurances that such a covenant amendment will be obtained or that such sources will prove to be sufficient to meet our future requirements, in part, due to inherent uncertainties about applicable future business and capital market conditions. See Item 1A, Risk Factors, for more information on our New Credit Facilities.
Capital Resources
     We have a domestic accounts receivable securitization facility with a program limit of $25 million. Due to concentration limits and restrictions on financing certain receivables, the entire program limit is not available. There were $15 million of borrowings under this program as of October 31, 2008 and no borrowings under this program as of January 31, 2008.
     We have an accounts receivable financing program in Germany with a local financial institution. The program limit was €25 million as of October 31, 2008 and €20 million as of January 31, 2008. Borrowings under this program of approximately €25 million or $32.6 million and €20 million or $29.6 million at October 31, 2008 and January 31, 2008, respectively, are included in short term bank borrowings.
     We also have an accounts receivable factoring program in the Czech Republic with a local financial institution. The program limit is 480 million Czech Crown or approximately $26 million and $28 million as of October 31, 2008 and January 31, 2008, respectively. As of October 31, 2008 and January 31, 2008, approximately 341.9 million Czech Crown or $18.4 million and 344.0 million Czech Crown or $19.7 million, respectively, was factored under this program. The transactions are accounted for as sales of receivables under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) and the receivables are removed from the Consolidated Balance Sheets.
Cash Flows
     Operating Activities: Cash used for operations was $21.1 million in the first nine months of fiscal 2008 compared to cash provided by operations of $37.4 million in the first nine months of fiscal 2007. The $58.5 million increased use of cash resulted from decreased accounts payable due to the expiration of special year end payment terms at the end of fiscal 2007 as well as lower volumes. This was partially offset by cash provided by operations as our receivables have decreased from the prior year due to the drop in sales volumes. The increased use of cash for accounts payable purposes was also somewhat offset by use of our accounts receivable securitization programs in the current year, whereas in the prior year our availability and use of the securitization facilities decreased due to the sale of businesses.
     Investing Activities: Cash used for investing activities was $90.5 million during the first nine months of fiscal 2008 compared to $62.6 million in the first nine months of fiscal 2007. The increased use of cash was primarily due to the disposition of the Hoboken, Belgium facility during the second quarter of fiscal 2008.
       Financing Activities: Cash provided by financing activities was $21.3 million in the first nine months of fiscal 2008 compared to $16.1 million in the first nine months of fiscal 2007. During the second quarter of fiscal 2007, proceeds from the Rights Offering, net of fees, of $161.6 million were used to pay off $133.3 million of long-term debt. During fiscal 2008, we increased short-term borrowings by $20.8 million mainly through securitization and factoring of accounts receivable. We also utilized our revolving credit facility in the third quarter of fiscal 2008, resulting in higher proceeds from financing activities of $16.0 million. We have restricted cash of $4.7 and $3.0 million as of October 31, 2008 and January 31, 2008 primarily related to the German securitization program as well as the collateral at our Spain facility for our steel supplier in order to get favorable pricing.
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
     At October 31, 2008 and January 31, 2008 the outstanding balances of receivables sold to special purpose entities were $54.4 million and $48.3 million, respectively. Our net retained interests at October 31, 2008 and January 31, 2008 were $39.4 million and $48.3 million, respectively, which are disclosed as Other Receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. There was $15.0 million in advances from lenders at October 31, 2008 and no advances at January 31, 2008.
Credit Ratings
     As of October 31, 2008 our credit ratings were as follows:

	S&P	Moody’s	Fitch
Corporate rating	B	B3	B
Bank debt rating	BB-	B2	BB/RR1
New Senior Note rating	B-	Caa2	B-/RR5

Contractual Obligations
     The following table identifies our significant contractual obligations as of October 31, 2008 (dollars in millions):

	Payment Due by Period
	Less than 1
	Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term borrowings	$46.4	$—	$—	$—	$46.4
Long-term debt	4.2	7.9	22.8	488.4	523.3
Operating leases	3.9	2.1	0.6	0.1	6.7
Capital expenditures	11.9	—	—	—	11.9
United States pension contribution	4.4	7.4	4.2	—	16.0
Tax reserves	—	0.1	—	4.7	4.8

Total obligations	$70.8	$17.5	$27.6	$493.2	$609.1

Other Cash Requirements
     We anticipate the following significant cash requirements to be paid during the remainder of fiscal 2008 (dollars in millions):

Interest	$16.1
Taxes	6.6
International pension and other post-retirement benefits funding	5.7
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
     In September 2006 the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We adopted the provisions of SFAS 157 with our fiscal year beginning February 1, 2008. The adoption of SFAS 157 did not have an impact on our consolidated financial statements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 uses a three-tier hierarchy that classifies assets and liabilities based on the inputs used in the valuation methodologies. In accordance with SFAS 157, we measured our interest rate derivative contracts at fair value and classified as level 2 liabilities based upon models utilizing market observable inputs and credit risk. The fair value of our interest rate derivative contracts was $5.4 million as of October 31, 2008.

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
     At October 31, 2008 and January 31, 2008 approximately €417 million or $544 million and €410 million or $607 million, respectively, of our debt was denominated in Euros.
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
     At October 31, 2008 and January 31, 2008 approximately $162 million and $234 million, respectively, of our debt was variable rate debt after considering the impact of the swaps.
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
Item 4. Controls and Procedures
     We maintain a disclosure committee (the Disclosure Committee) reporting to our Chief Executive Officer to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing our Disclosure Controls and Procedures. The Disclosure Committee is currently chaired by our Vice President and Chief Financial Officer and includes our Chief Operating Officer and President, Global Wheel Group; Vice President, General Counsel and Secretary; Director of Compensation and Benefits; Treasurer; Assistant General Counsel; Director of Internal Audit; Director of Tax; and Corporate Controller as its other members.
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2008 to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments to our legal proceedings since our Annual Report on Form 10-K filed on April 10, 2008.
Item 1A. Risk Factors
     There have been no material changes from the risk factors as previously disclosed in our most recent Annual Report on Form 10-K other than the risk relating to compliance with our debt covenants. As of October 31, 2008, we were in compliance with all applicable covenants and restrictions of our New Credit Facilities, although we will be increasingly unlikely to achieve compliance in subsequent periods, absent a waiver or amendment from our lenders. We are currently pursuing an amendment to the New Credit Facilities to enable us to comply with the covenants in future periods and to continue to access the Revolving Credit Facility without restrictions. We can give no assurance that we will obtain such an amendment to the covenants or that such an amendment, if obtained, would enable us to continue to access the Revolving Credit Facility without restrictions. If we are unable to obtain such an amendment, we will be restricted in our ability to access the Revolving Credit Facility and will likely violate the covenants in future periods. Such a violation could result in the acceleration of amounts due under the New Credit Facilities and the New Notes.
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

HAYES LEMMERZ INTERNATIONAL, INC.
/s/ MARK A. BREBBERMAN
Mark A. Brebberman
Vice President and Chief Financial Officer

December 5, 2008

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