Form 10-K
period 2009-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2009-05-11
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $235 million based on the reported last sale price of common stock on July 31, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares held by affiliates are limited to shares beneficially owned by the registrant’s current officers and directors, which represented approximately 1% of all shares as of April 30, 2009.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of May 6, 2009, the number of shares of common stock outstanding of Hayes Lemmerz International, Inc. was 101,819,597 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	Form 10-K Part

Portions of the Registrant’s notice of annual meeting of shareholders and proxy statement to pursuant to Regulation 14A or an amendment to this Annual Report on Form 10-K, in either case to be filed within 120 days after the Registrant’s fiscal year end of January 31, 2009
Part III

HAYES LEMMERZ INTERNATIONAL, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to fiscal year means the 12-month period commencing on February 1st of that year and ending January 31st of the following year (e.g., fiscal 2008 means the period beginning February 1, 2008, and ending January 31, 2009). This report contains forward looking statements with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum, and other raw materials and our ability to maintain credit terms with our suppliers; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers; (6) changes in the financial markets or our debt ratings affecting our financial structure and our ability to borrow money or find alternative sources of additional liquidity; (7) the uncertainties inherent in international operations and foreign currency fluctuations; (8) the impact of a Chapter 11 bankruptcy filing on our business; and (9) the risks described in Section 1A, “Risk Factors.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no duty to update the forward looking statements in this Annual Report on Form 10-K and we do not intend to provide such updates.

PART I

Item 1.	Business

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to a fiscal year means the 12-month period commencing on February 1st of that year and ending on January 31st of the following year (i.e., “fiscal 2008” refers to the period beginning February 1, 2008 and ending January 31, 2009, “fiscal 2007” refers to the period beginning February 1, 2007 and ending January 31, 2008, and “fiscal 2006” refers to the period beginning February 1, 2006 and ending January 31, 2007).

Business Overview and Development

Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a supplier of automotive powertrain components. We have global operations with 23 facilities, including business and sales offices and manufacturing facilities located in 12 countries around the world. We sell our products to every major North American, Japanese, and European manufacturers of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

Since 2003, we have taken a number of steps to strengthen our competitive position by expanding our operations in low cost countries, divesting non-core assets, rationalizing production capacity, and focusing on improving our operating performance.

In fiscal 2008 we divested our aluminum wheel operations in Hoboken, Belgium. In fiscal 2007 we divested our North American suspension operations in Bristol, Indiana and Montague, Michigan and our aluminum components operations in Tegelen and Nieuw Bergen, The Netherlands and Antwerp, Belgium. We also divested our automotive brake operations in Homer, Michigan and Monterrey, Mexico and our powertrain components facility in Wabash, Indiana. In fiscal 2006 we divested our machining operations in Southfield, Michigan and announced the closure of our technical center in Ferndale, Michigan. In fiscal 2005 we sold a ductile iron foundry in Cadillac, Michigan, a facility in Au Gres, Michigan that designed and manufactured factory equipment, and a business that sold electronic brake controllers for towing vehicles. Also in fiscal 2005 we divested our operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico (Hub and Drum business), which manufactured hubs and brake drums for commercial highway vehicles.

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

We closed our facilities in Gainesville, Georgia in fiscal 2008; Huntington, Indiana in fiscal 2006; La Mirada, California and Campiglione, Italy in fiscal 2005; Howell, Michigan in fiscal 2004; and Bowling Green, Kentucky in fiscal 2003. Production at these facilities was transferred to other facilities with excess capacity. We have also focused on continuing to improve operating performance by implementing lean manufacturing and Six Sigma initiatives, centralizing certain accounting, finance, information technology, and other functions, streamlining marketing and general and administrative overhead, and improving internal controls.

Going Concern Matters

Our independent registered public accounting firm has included in its report on our consolidated financial statements as of and for the year ended January 31, 2009 an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. In addition, in January 2009, we favorably modified the leverage ratio and interest coverage ratio covenants under our New Credit Facilities for the fourth quarter of fiscal 2008 and for each quarter of fiscal 2009 (see Note 8, Bank Borrowings, Other Notes, and Long-Term Debt, to the consolidated financial statements included herein). Absent the amendment, we would have been in default of our covenants as of January 31, 2009. In addition, we expect that we will not be in compliance with the covenants in future quarters. In accordance with Emerging Issues Task Force 86-30 (EITF 86-30), “Classification of Obligations When a Violation Is Waived by the Creditor,” we reclassified our debt to current as of January 31, 2009. The lenders under our New Credit Facility have, however, waived defaults under our New Credit Facilities that result from our receipt of such a going concern explanatory paragraph. Our ability to continue as a going concern is dependent upon, among other things, our ability to recapitalize the Company and restructure our outstanding indebtedness pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11).

To that end, we are currently engaged in continuing discussions with the representatives of the lenders under our New Credit Facility, the holders of our Notes, and others regarding a recapitalization of the Company and restructuring of our existing indebtedness through Chapter 11 proceeding, and we have retained legal and financial advisors to assist us in this regard. A majority of the lenders under our New Credit Facility have, subject to approval of the bankruptcy court in which we file petitions under Chapter 11, agreed to provide us with debtor-in-possession financing (DIP Financing) in an aggregate amount of up to $100 million ($80 million of which is committed pursuant to the terms and conditions of a commitment letter). A Chapter 11 filing will result in a default under our New Credit Facility, our Notes, and certain of our other debt obligations, and those debts will become automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against us under applicable bankruptcy law.

We believe that our currently outstanding common stock will have no value and will be cancelled under any plan of reorganization we may propose under Chapter 11. We also believe that the holders of our Notes are unlikely to receive more than a de minimis distribution on account of their interests in the Notes and that such interests could be cancelled under any plan of reorganization we may propose under Chapter 11. The proposed DIP Financing contemplates a plan of reorganization in which the lenders of the DIP Financing will be able to convert their loans under the DIP Financing into substantially all of the equity interests in the newly reorganized entity. There can be no assurance, however, that any agreement regarding a recapitalization and restructuring of the Company under Chapter 11 will be obtained on acceptable terms with the necessary parties. Should the bankruptcy court not approve our proposed DIP Financing, or should we be unable to develop, propose, and implement a successful plan of reorganization, we may be forced to discontinue operations and liquidate the Company.

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

For financial information about each segment, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18, Segment Information to the consolidated financial statements included herein.

Automotive Wheels Products

Our Automotive Wheels segment includes three principal classes of products: cast aluminum wheels for passenger cars and light trucks, fabricated steel and aluminum wheels for passenger cars and light trucks, and fabricated steel wheels for commercial trucks and trailers.

Cast Aluminum Wheels for Passenger Cars and Light Trucks

We design, manufacture, and distribute a full line of cast aluminum wheels to automotive original equipment manufacturers (OEMs) in North America, Europe, South America, South Africa, and Asia. We manufacture aluminum wheels with bright finishes such as GemTech® machining, clads, and premium paints. Cast aluminum wheel sales for passenger car and light trucks were $602.9 million or 31.7% of total revenues for the fiscal year ended January 31, 2009.

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

Competition.  Our primary competitors in the European cast aluminum wheel market for passenger cars are Ronal GmbH, Borbet Leichtmetallräder and CMS. The European cast aluminum wheel market is more fragmented than that of North America, with numerous producers possessing varying levels of financial resources and market positions.

Manufacturing.  We have four cast aluminum wheel manufacturing facilities in Europe, which are located in Barcelona, Spain; Dello, Italy; Ostrava, Czech Republic; and Manisa, Turkey. We utilize low pressure casting technologies to manufacture aluminum wheels in our European facilities. Engineering, research, and development for our European cast aluminum wheel operations are performed at our Dello, Italy facility.

North America.  We also supply cast aluminum wheels to the passenger car and light truck markets in North America where we design, manufacture, and distribute a full line of cast aluminum wheels.

Customers.  In fiscal 2008 we sold the majority of our North American cast aluminum wheel production to Chrysler, Ford, Honda, Nissan, and Toyota for use on vehicles produced in North America.

Competition.  Our primary competitors in the North American cast aluminum wheel market are Superior Industries International, Inc., Enkei International, Inc., Dicastal, and other suppliers operating in North America and exports from countries such as China.

Manufacturing.  We currently have one cast aluminum manufacturing facility in North America located in Chihuahua, Mexico. Engineering, research, and development for our North American cast aluminum operations are performed at our Northville, Michigan facility.

South America, South Africa, and Asia.  We also design, manufacture, and distribute a full line of cast aluminum wheels to OEMs in South America, South Africa, and Asia. We operate an office in Japan that provides sales, engineering, and service support for the Japanese wheel market.

Customers.  Our largest customers for South American cast aluminum wheels are Ford, Honda, Nissan/Renault, and Toyota. The largest customers for our South African cast aluminum wheels are BMW, Daimler, Toyota, and Volkswagen. The largest customers for our Asian cast aluminum wheels are Nissan and Toyota.

Competition.  Our primary competitors in the South American cast aluminum wheel market for passenger cars are Italspeed S.A. and Mangels Industrial S.A. Our primary competitor in the South African cast aluminum wheel market for passenger cars is Borbet. Our primary competitor in the Asian cast aluminum wheel market for passenger cars is Enkei International, Inc.

Manufacturing.  In these markets we have cast aluminum wheel manufacturing facilities located near Sao Paulo, Brazil; Johannesburg, South Africa; and Bangkok, Thailand. Engineering, research, and development for our South American, South African, and Asian cast aluminum wheel operations is currently performed at our facilities located in Dello, Italy and Johannesburg, South Africa.

Fabricated Wheels for Passenger Cars and Light Trucks

We design, manufacture, and distribute fabricated wheels for passenger cars and light trucks in North America, Europe, Asia and South America. Our fabricated wheel products include steel wheels that can be made in drop-center, bead seat attached and full-face designs, in a variety of finishes, including chrome and clads. Fabricated wheel sales for passenger car and light trucks were $678.8 million or 35.6% of total revenues for the fiscal year ended January 31, 2009.

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

South America and Asia.  We design, manufacture, and distribute a full line of fabricated steel wheels to both OEMs and the automotive aftermarket throughout Brazil, Argentina and India. We also import wheels manufactured in Brazil for sale in North America.

Customers.  Our principal customers in Brazil and Argentina include Ford, General Motors, PSA, Nissan/Renault, and Volkswagen. Our principal customer in India is Fiat.

Competition.  Our principal competitor for the sale of fabricated steel wheels in Brazil and Argentina is ArvinMeritor, Inc. Our principal competitors for the sale of fabricated steel wheels in India include Steel Strips and Wheels India.

Manufacturing.  We have one fabricated steel wheel manufacturing facility in South America located near Sao Paulo, Brazil. This facility has its own engineering, research, and development facility. In addition to serving the local market, this facility exports fabricated steel wheels to North America. We have one fabricated steel wheel manufacturing facility in India located in Pune, India, launched at the end of 2008.

Commercial Highway Wheels

We design, manufacture, and distribute wheels for commercial highway vehicles in North America, Europe, South America, and Asia. Commercial highway wheel sales were $536.8 million or 28.2% of total revenues for the fiscal year ended January 31, 2009.

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

Customers.  Our largest customers for commercial highway wheels and rims include Daimler, AM General, Volvo, Hyundai, and Utility Trailer. Our commercial highway wheel and rim sales are to truck and trailer OEMs, original equipment servicers, and aftermarket distributors.

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

Customers.  We sell most of our powertrain components to Chrysler, Ford, and General Motors. We also sell powertrain components to other Tier 1 suppliers such as General Products, Detroit Diesel, Bosch, Magna, Delphi, & Eaton.

Competition.  Our primary competitors in aluminum intake manifolds are Fort Wayne Foundry, Bocar, and DMI. Key competitors in polymer intake manifolds include Mahle, Mann+Hummel Group, Montaplast GmbH, Delphi, and Mark IV Industries.

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

In recent periods there has been significant volatility in the global prices of steel, which have had and may continue to have an impact on the business of both the Automotive Wheels and Other segments. We have been able to largely offset the impact of steel cost increases through higher scrap sales recoveries and by passing some of these costs through to certain of our customers, although we may not be able to continue to do so in the future. The full impact of steel prices is uncertain given the volatility in the global steel market.

Aluminum costs have also been volatile in recent periods. However, our contracts with customers generally provide that the prices of the products are based on established aluminum price indices. This generally allows us to largely pass along the increased costs of aluminum to our customers. Conversely, our prices to our customers would decrease should the costs of aluminum decrease.

To enable us to better manage our supply chain, we purchase key materials through a centralized materials and logistics function.

A Chapter 11 proceeding could result in the loss of a significant amount of trade credit from our suppliers or a refusal to ship products without advance payment.

Intellectual Property

We believe we are an industry leader in product and process technology. We own significant intellectual property including numerous U.S. and foreign patents, trade secrets, trademarks, and copyrights. The protection of this intellectual property is important to our business. Our policy is to seek statutory protection for all significant intellectual property embodied in patents and trademarks. We rely on a combination of patents, trade secrets, trademarks, and copyrights to provide protection in this regard. From time to time, we grant licenses under our patents and technology and receive licenses under patents and technology of others.

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

Working Capital

The most significant elements of our working capital are cash and cash equivalents, inventory, accounts receivable, and accounts payable. We, and the automotive supply industry, generally operate on a “just in time” basis and typically do not maintain large inventories of raw materials, work-in-process, or finished goods. Materials are ordered and finished products are produced based on customer orders. Payment terms on accounts receivable and accounts payable vary by country and typically range from 30 to 60 days in the U.S. and 30 to 90 days elsewhere. We maintain accounts receivable securitization or financing programs in several countries where we have operations to enable us to more quickly convert a portion of our receivables into cash.

Customer Dependence

In fiscal 2008, our most significant customers were Ford and General Motors, which accounted for approximately 29% of our fiscal 2008 net sales on a worldwide basis, while sales to these customers in the U.S. accounted for approximately 12% of total sales in fiscal 2008. Other significant customers include Daimler, Renault/Nissan, Toyota, and Volkswagen. A Chapter 11 proceeding, particularly if the bankruptcy court does not approve our proposed DIP Financing, could result in the loss of a significant amount of sales and accounts receivables with our key customers.

Ford and General Motors are currently facing significant financial difficulties, which could result in significantly reduced sales and accounts receivables with these customers. The loss of a major portion of sales to any of our significant customers, including Ford and General Motors, could have a material adverse impact on our business. We have been doing business with each of our significant customers for many years, and sales are composed of a number of different product lines and of different part numbers within product lines and are made to individual divisions of such customers. In addition, we supply products to many of these customers in multiple geographic locations, which reduces our reliance on any single market.

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

Research and Development

We engage in ongoing engineering, research, and development activities to improve the reliability, performance, and cost-effectiveness of our existing products and to design and develop new products for existing and new applications. Our spending on engineering, research, and development programs was $12.4 million for the fiscal year ended January 31, 2009, $9.6 million for the fiscal year ended January 31, 2008, and $4.4 million for the fiscal year ended January 31, 2007.

Environmental Compliance

We believe we are in material compliance with all environmental laws, ordinances, and regulations. All of our manufacturing facilities worldwide have implemented comprehensive environmental management systems and are registered under ISO 14001. We do not anticipate any material capital expenditures for environmental compliance or any adverse effect on our earnings or competitive position as a result of environmental matters.

Employees

At March 31, 2009, we had approximately 6,400 employees. We consider our relations with our employees to be good.

Financial Information about Geographic Areas

We currently have operations in 12 countries including the U.S., Germany, Italy, Spain, Czech Republic, Turkey, Brazil, South Africa, Mexico, Thailand, India, and Japan. We operate four facilities in the U.S. and 19 facilities in foreign countries. Of our foreign operations, 18 facilities are part of the Automotive Wheels segment and one is part of the Other segment.

As we do not prepare consolidated financial statements by country, providing a breakdown of long-lived assets by geographic areas in which we operate is impracticable. The following table sets forth revenues from external customers attributable to the U.S. and other foreign countries from which we derive revenues and is based on external sales by plant location (dollars in millions):

	Year Ended January 31,
	2009	2008	2007

Revenues:
Germany	$346.0	$355.5	$264.7
United States	339.1	435.6	454.8
Brazil	274.8	241.2	191.7
Czech Republic	213.9	239.7	193.9
Turkey	207.9	201.6	126.3
Other foreign countries	522.6	653.1	565.4

Total	$1,904.3	$2,126.7	$1,796.8

Our Automotive Wheels segment is substantially dependent upon foreign operations. In fiscal 2008 approximately 84% of the net sales of the Automotive Wheels segment were from foreign operations. For a discussion of the risks attributable to foreign operations, see Item 1A, Risk Factors, “We have significant international operations that subject us to risks not faced by domestic competitors.”

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

Risks Related to our Ability to Continue as a Going Concern

Our independent registered public accounting firm has included an explanatory paragraph with respect to our ability to continue as a going concern in its report on our consolidated financial statements for the year ended January 31, 2009.

Our independent registered public accounting firm has included in its report on our consolidated financial statements as of and for the year ended January 31, 2009 an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. In addition, in January 2009, we favorably modified the leverage ratio and interest coverage ratio covenants under our New Credit Facilities for the fourth quarter of fiscal 2008 and for each quarter of fiscal 2009. Absent the amendment, we would have been in default of our covenants as of January 31, 2009. In addition, we expect that we will not be in compliance with the covenants in future quarters. In accordance with EITF 86-30, we reclassified our debt to current as of January 31, 2009. The lenders under our New Credit Facility have waived defaults under our senior credit facility that result from our receipt of this going concern explanatory paragraph. However, we currently do not have sufficient funds to continue as a going concern through May 2009 and are engaged in discussions with representatives of the lenders under our New Credit Facility, the holders of our Notes, and others regarding a recapitalization of the Company and restructuring of our existing indebtedness through a Chapter 11 proceeding. The presence of the going concern explanatory paragraph and any bankruptcy proceedings may adversely affect our relationship with third parties with whom we do business, including our customers, vendors, and employees, which could have a material adverse effect on our business, results of operations, financial condition, and prospects. In addition, if the bankruptcy court does not approve our proposed DIP Financing and any plan of reorganization we propose, or if we cannot reach an acceptable agreement with our creditors to recapitalize the Company and propose and implement a successful plan of reorganization, we may be unable to continue as a going concern, and we may be forced to discontinue operations and liquidate the Company.

If we are unable to successfully recapitalize the Company and restructure our indebtedness under Chapter 11, we may be forced to liquidate the Company.

We are currently engaged in discussions with the representatives of the lenders under our New Credit Facility, the holders of our Notes, and others regarding a recapitalization of the Company and restructuring of our existing indebtedness through a Chapter 11 proceeding. A majority of the lenders under our New Credit Facility have, subject to approval of the bankruptcy court in which we file petitions under Chapter 11, agreed to provide us with DIP Financing in an aggregate amount of up to $100 million ($80 million of which is committed pursuant to the terms and conditions of a commitment letter). There can be no assurance that the amounts of cash from operations, together with amounts available under the proposed DIP Financing, will be sufficient to fund our operations. In the event that cash flows and available borrowings under the proposed DIP Financing are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing will be available or, if available, will be offered on acceptable terms. Failure to secure any necessary additional financing would adversely affect our operations and may even force us to discontinue operations.

We expect to file for bankruptcy protection, and, if we do, our business and operations will be subject to various risks.

A bankruptcy filing by us or any of our subsidiaries would subject our business and operations to various risks, including the following:

•	a bankruptcy filing would increase the difficulty of our obtaining additional financing and would likely result in the loss of a significant portion of our accounts receivable financing programs;

•	the coordination of a bankruptcy filing and operating under protection of the bankruptcy court would involve significant costs, including expenses of legal counsel and other professional advisors;

•	we will have difficulty obtaining and maintaining trade credit and payment terms with suppliers and contracts necessary to continue our operations and at affordable rates with competitive terms;

•	customers may move business to other suppliers, particularly if they experience any disruptions in our ability to deliver products;

•	transactions outside the ordinary course of business would be subject to the prior approval of the bankruptcy court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities;

•	we may not be able to obtain court approval or such approval may be delayed with respect to motions made in the reorganization cases;

•	we may be unable to retain and motivate key executives and employees through the process of reorganization, and we may have difficulty attracting new employees;

•	there can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;

•	there can be no assurance that we would be able to successfully develop, prosecute, confirm, and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, equity holders, and other parties in interest; and

•	our common stock is likely to cease to be listed on a national securities exchange, which will make it difficult for stockholders and investors to sell our common stock or to obtain an accurate quotation of the price of our common stock.

In addition, we believe that our currently outstanding common stock will have no value and will be cancelled under any plan of reorganization we may propose under Chapter 11. We also believe that the holders of our Notes are unlikely to receive more than a de minimis distribution on account of their interests in the Notes and that such interests could be cancelled under any plan of reorganization we may propose under Chapter 11. There can be no assurance, however, that any agreement regarding the recapitalization and restructuring of the Company under Chapter 11 will be obtained on acceptable terms with the necessary parties. Should the bankruptcy court not approve our proposed DIP Financing, or should we be unable to develop, propose, and implement a successful plan of reorganization, we may be forced to discontinue operations and liquidate the Company.

Our continuation as a going concern would be dependent upon, among other things, our ability to obtain approval of the proposed DIP Financing and to develop, obtain confirmation or approval of, and implement a comprehensive restructuring plan; generate cash from operations, maintain adequate cash on hand and obtain sufficient other financing during any Chapter 11 proceedings and thereafter; resolve ongoing issues with creditors and other third parties; and return to profitability. Even assuming a successful emergence from any Chapter 11 proceedings, there could be no assurance as to the long-term viability of all or any part of our business. In addition, a long period of operating under Chapter 11 of the Bankruptcy Code may exacerbate the potential harm to our business and further restrict our ability to pursue certain business strategies or require us to take actions that we otherwise would not. These challenges are in addition to business, operational, and competitive challenges that we would normally face even absent any Chapter 11 proceedings.

During the pendency of any Chapter 11 proceedings, our financial results may be unstable and may not reflect historical trends.

During the pendency of any Chapter 11 proceedings to which we may be subject, our financial results may fluctuate as they reflect asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments. As a result, our historical financial performance may not be indicative of our financial performance following the date on which we file voluntary petitions under Chapter 11. Further, we may sell or otherwise dispose of assets or businesses and liquidate or settle liabilities, with court approval, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and any comprehensive restructuring plan could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a comprehensive restructuring plan.

Risks Related to our Business and the Automotive Industry

Our business depends on the automotive industry, and reductions in the demand for new vehicles will adversely affect our business.

Most of our sales are to automotive and commercial vehicle original equipment manufacturers (OEMs). Therefore, our financial performance is subject to conditions in the automotive industry, which are cyclical and generally depend on conditions in the U.S. and global economies. In North America and elsewhere, the automotive industry is currently characterized by significant overcapacity, fierce competition, rapidly declining sales and production volumes, and high fixed costs. General Motors has indicated that there is substantial doubt about its ability to continue as a going concern, and Chrysler has sought protection under federal bankruptcy laws. During the second half of fiscal 2008, the weakening of the U.S. and global economies and limited availability of commercial and consumer credit resulted in significant reductions in consumer and capital spending and in the demand for automobiles, light trucks, and commercial vehicles. These conditions have led to decreased production by our customers, which in turn have adversely affected our sales and financial performance during the fiscal year. Demand for new vehicles may be adversely affected by other factors that are beyond our control, such as interest rates, the availability of credit and levels of disposable income. Our sales are also affected by our customers’ inventory levels and production schedules. Because of the present uncertainty in the economy, some of our customers have been reducing their forecasts for new vehicle production in future periods. Decreases in demand for new vehicles or in new vehicle production may have a significant negative impact on our business. Because we have high fixed production costs, relatively small declines in our customers’ production could significantly reduce our profitability. A prolonged downturn in the North American or European automotive industries or a significant change in product mix due to consumer demand could require us to further slow production in, or shut down, plants or incur impairment charges.

We depend on a small number of significant customers.

We derived approximately 29% of our fiscal 2008 sales from direct sales to Ford and General Motors and their subsidiaries globally and 12% of our fiscal 2008 sales from sales to these OEM’s in the U.S.. In addition, our five largest customers (Ford, General Motors, Renault/Nissan, Daimler, and Toyota) and their subsidiaries accounted for approximately 54% of our global sales in fiscal 2008. Ford and General Motors are currently facing significant financial difficulties, which could result in significantly reduced sales and receivables with these customers. Our sales also depend on the particular vehicle platforms that include our products. If production of those vehicle platforms were to be decreased or discontinued, our sales would be reduced.

A Chapter 11 proceeding, particularly if the bankruptcy court does not approve our proposed DIP Financing, could result in the loss of a significant amount of sales and accounts receivables with our key customers. The loss of a significant portion of sales to any of our significant customers could have a material adverse effect on our business. In addition, certain of our customers are currently facing significant financial challenges and may file for bankruptcy protection in the future. This could result in adverse changes in these customers’ production levels, pricing, and payment terms and could limit our ability to collect receivables, which could harm our business or results of operations.

Our customers’ cost cutting efforts and purchasing practices may adversely impact our business.

Our customers are continually seeking to lower their costs of manufacturing, particularly in light of their current financial challenges. These cost reductions may reduce the amount we receive for sales of our products and may include relocation of our customers’ operations to countries with lower production costs. Customers might find it less costly to manufacture themselves at relocated facilities or to rely on foreign suppliers with lower production costs, whether or not the customers’ production is relocated, either of which may have a significant negative impact on our business. Changes in our customers’ purchasing policies or payment practices could also have an adverse effect on our business.

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

Furthermore, the rapidly evolving nature of the automotive industry may attract new entrants, particularly in low cost countries such as China. We may not be able to offer our products at prices competitive with those of competitors in low-cost countries and pricing pressure created by such competitors could reduce our sales and margins. These factors have led to a re-sourcing of certain future business to foreign competitors in the past and may continue to do so in the future. In addition, any of our competitors may develop superior products, produce similar products at a lower cost than we do, or adapt more quickly to new technologies or evolving customer requirements. As a result, our products may not be able to compete successfully. A number of our competitors have been forced to seek bankruptcy protection partially as a result of highly competitive market conditions in our industry.

We may be unable to maintain trade credit with our suppliers.

We currently maintain trade credit with certain of our key suppliers and utilize such credit to purchase significant amounts of raw material and other supplies with payment terms and our ability to continue to do so is critical to our ability to maintain adequate liquidity. As conditions in the automotive supply industry have become less favorable, credit insurance, which is used by suppliers to manage their payment risk in connection with providing payment terms, has become significantly more expensive or unavailable. As a result, key suppliers have been seeking to shorten trade credit terms, reduce credit limits, or require cash in advance for payment. If we commence a Chapter 11 proceeding, our key suppliers may seek to further restrict or eliminate our ability to obtain trade credit, or they may require payment on more restricted terms, particularly if we are unable to obtain court approval of our proposed DIP Financing. If a significant number of our key suppliers were to shorten or eliminate our trade credit, our inability to finance large purchases of key supplies and raw materials would increase our costs and negatively impact our liquidity and cash flow, which could have a material adverse effect on our business, results of operations, or financial condition and on our ability to successfully restructure our existing indebtedness.

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

In recent periods there has been significant volatility in the global prices of steel, aluminum, and natural gas, which have had an impact on our business. Continued volatility in the price of steel, aluminum, natural gas, or other key materials and supplies may have a material adverse effect on our business, results of operations, or financial condition. Although we have been able to pass some of the supply and raw material cost increases onto our customers in the past, current competitive and marketing pressures may prevent us from doing so in the future. In addition, our customers are not contractually obligated to accept certain of these price increases and, in light of current market conditions, they may be less likely to accept the increases currently and in the future than they have been in the past. Moreover, we sometimes use fixed-forward contracts to hedge against fluctuations in the prices of certain commodities, which could result in our paying greater than market prices for these commodities. Where we pass through the costs of raw materials to our customers, customer pricing will decrease as raw material market prices decrease, regardless of the cost of our fixed forward contracts. For example, we generally enter into fixed-forward contracts for aluminum based on volume projections from our customers that coincide with the applicable pass through pricing adjustment periods. In recent periods, customer volumes have decreased significantly relative to their projections while at the same time market prices for aluminum have fallen sharply. As a result, we have fixed-forward contracts for aluminum based on projected volumes at prices that are well above current market levels, while the amount of the cost we can pass through to the customer has decreased to reflect the lower market cost. This potential inability to pass on price increases to our customers could adversely affect our operating margins and cash flow and result in lower operating income and profitability.

The financial distress of our suppliers could harm our results of operations.

The conditions in the automotive industry have adversely affected our supplier base. Continued financial distress among our supply base could lead to commercial disputes, write offs and possibly supply chain interruptions. The continuation or worsening of conditions in the supply base could have a material adverse effect on our business, financial condition, or results of operations.

We have significant international operations that subject us to risks not faced by domestic competitors.

Approximately 82% of our consolidated net sales in fiscal 2008 were from operations outside the U.S.. We expect sales from our international operations to continue to represent a substantial and growing portion of our business. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, or adopt other restrictions on foreign trade or investment, including foreign exchange controls;

•	foreign laws or regulations may restrict our ability to repatriate cash from foreign operations;

•	necessary export licenses or customs clearances may be difficult to obtain;

•	intellectual property rights may be more difficult to enforce in foreign countries;

•	political or economic conditions or exposure to local social unrest, including any resultant acts of war, terrorism, violence related to criminal activities such as drug trafficking, or similar events in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	compliance with a variety of foreign laws and regulations may be difficult;

•	in certain countries we are subject to nationwide collective labor agreements that we did not negotiate;

•	labor laws in certain countries may make it more difficult or expensive to reduce our labor force in response to reduced demand;

•	differing foreign tax structures may subject us to additional taxes or affect our ability to repatriate cash from our foreign subsidiaries;

•	fluctuations in exchange rates between the operating currencies of our international operations relative to the U.S. dollar may adversely affect the value of our international assets and results of operations as reported in U.S. dollars, as well as the comparability of period-to-period results of operations; and

•	an inability to use the proposed DIP Financing to fund our foreign operations could result in local insolvency proceedings in certain foreign jurisdictions.

Any of these factors could have a material adverse effect on our business, cash flows, financial condition, and results of operations.

Unexpected equipment failures, delays in deliveries, or catastrophic loss at any of our manufacturing facilities could lead to production curtailments or shutdowns.

Equipment failure, interruption of supply, labor disputes, or other causes could significantly reduce production of our products, which would reduce our sales and earnings for the affected period. In addition, we generally produce our products on a “just in time” basis and do not hold large inventories. If production is interrupted at any of our manufacturing facilities, even if only temporarily or as a result of events that are beyond our control, delivery times could be severely affected. Any significant delay in deliveries to our customers could lead to returns or cancellations and cause us to lose future sales, as well as expose us to claims for damages. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, or violent weather conditions. We have in the past and may in the future experience plant shutdowns or periods of reduced production as a result of equipment failure, power outages, and delays in deliveries, or catastrophic loss, which could have a material adverse effect on our results of operations or financial condition.

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

In order to effectively compete in the automotive supply industry, we must be able to launch new products to meet our customers’ demand. As a result of our currently liquidity situation and covenants limiting the amount of our capital expenditures, we may not be able to make the investments needed to launch production of new products. We may not be able to install and obtain customer approval of the equipment needed to produce products for new programs in time for the start of production. In addition, transitioning our manufacturing facilities and resources to full production under new product programs may impact production rates or other operational efficiency measures. Moreover, our customers may delay or cancel the launch of new product programs or actual production may be below planned quantities. Our failure to successfully launch new products, or a failure by our customers to successfully launch new programs in the quantities anticipated, could adversely affect our results.

Our success will depend on our ability to attract and retain qualified employees.

Our successes depend in part on our ability to attract, hire, train, and retain qualified engineering, managerial, technical, sales, and marketing personnel. We face significant competition for these types of employees. Our current financial condition creates uncertainty that may lead to an increase in unwanted attrition and may affect our ability to attract and retain qualified new employees. Additionally, as conditions in the automotive industry decline and we implement measures to improve our cost structure, employee morale may suffer. We may be unsuccessful in attracting and retaining the personnel we require and key personnel may leave and compete against us. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced, senior employees could impair our ability to execute our business plan, including the restructuring of our indebtedness, cause us to lose customers and reduce our sales, or lead to the loss of other key employees. In any such event, our financial condition, results of operations, and cash flows could be adversely affected.

We might fail to adequately protect our intellectual property or third parties might assert that our technologies infringe on their intellectual property.

We rely on a combination of patents, trade secrets, trademarks and copyrights to protect our intellectual property, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. We are currently involved in litigation in which the plaintiff has asserted that we have infringed on its patents. This litigation, and possible future litigation, could result in substantial costs and diversion of our efforts and could adversely affect our business, whether or not we are ultimately successful. For more information on this litigation, see the section entitled “Legal Proceedings.”

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

Many employees of our major customers and certain of our employees are unionized. Certain of our employees in the U.S. are represented by the United Steel Workers Union, all of whom are employed at our facility in Akron, Ohio. Our current contract with the United Steel Workers Union expires in fiscal 2010. As is common in Mexico and many European jurisdictions, substantially all of our employees in Europe and Mexico are covered by country-wide collective bargaining agreements, which are subject to negotiations on an annual basis. Although we believe that our relations with our employees are good, a dispute between us and our employees could have a material adverse effect on our business. In addition, significant percentages of the workforces at certain of our major customers and their suppliers are unionized. Strikes or labor disputes at a major customer or one of their key suppliers could result in reduced production of vehicles incorporating our products. This would reduce demand for our products and could have a material adverse effect on our sales and results of operations during the affected periods.

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

We record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets, and production tooling. During fiscal 2008 we recorded asset impairment losses, other restructuring charges, and facility exit costs of $22.2 million and goodwill and other intangible asset impairments of $238 million and we may incur significant similar losses and charges in the future. In connection with our emergence from Chapter 11 in 2003 and the application of fresh start accounting, we recorded significant increases in goodwill and intangible assets. At January 31, 2009 we had approximately $112.4 million in other intangible assets recorded on our Consolidated Balance Sheets. We are required to evaluate annually whether our goodwill and other intangible assets have been impaired or are not recoverable. Future market conditions may indicate that these assets are not recoverable based on changes in forecasts of future business performance and the estimated useful life of these assets, and this may trigger further write-downs of these assets. Any future write-off of a significant portion of our intangible assets would have an adverse effect on our financial condition and results of operations.

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

Certain of our current and former employees participate in defined benefit pension plans. The plans are currently underfunded. Declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the amount by which the plans are underfunded, affect the level and timing of required contributions, and significantly increase our pension expenses and reduce profitability. The value of the securities held by the plans have decreased significantly during the past fiscal year, significantly increasing the amount by which the plans are underfunded. We also sponsor other postretirement employee benefit plans that cover certain current and former employees and eligible dependents. We fund these obligations on a pay-as-you-go basis. Increases in the expected cost of the benefits, particularly health care, in excess of our assumptions could increase our actuarially determined liability and related expense along with future cash outlays.

Risks Related to Our Capital Structure

We have substantial levels of debt and debt service that divert a significant amount of cash from our business operations.

We have substantial levels of debt, including debt under our New Credit Facility and Notes and other debt instruments. As of January 31, 2009 we had approximately $731.5 million of total indebtedness, which includes our debt, letters of credit, and bank guarantees, and our cash and cash equivalents were approximately $107.5 million. A Chapter 11 filing will result in a default under our New Credit Facilities, our Notes, and certain of our other debt obligations, and those debts will become automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against us under applicable bankruptcy law. In addition to the debt under our New Credit Facility and under the Notes, we may incur significant additional debt in the future, including the proposed DIP Financing. The degree to which we are leveraged could have important consequences, including:

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

We may be unable to refinance, extend, or otherwise restructure our indebtedness.

We are currently engaged in discussions with representatives of the lenders under our New Credit Facilities, the holders of our Notes, and others regarding a recapitalization of the Company and restructuring of our existing indebtedness through a Chapter 11 proceeding. A majority of the lenders under our New Credit Facilities have, subject to approval of the bankruptcy court in which we file petitions under Chapter 11, agreed to provide us with DIP Financing in an aggregate amount of up to $100 million ($80 million of which is committed pursuant to the terms and conditions of a commitment letter). There can be no assurance, however, that any agreement regarding a recapitalization and restructuring of the Company under Chapter 11 will be obtained on acceptable terms with the necessary parties. Should the bankruptcy court not approve our proposed DIP Financing, or should we be unable to develop, propose, and implement a successful plan of reorganization, we may be forced to discontinue operations and liquidate the Company.

Restrictions and covenants in the indenture governing the Notes and the New Credit Facility limit our ability to take certain actions, and we may be unable to comply with these obligations.

Our New Credit Facility, the indenture under which the Notes have been issued, and our other debt agreements contain a number of significant covenants that affect our ability to operate our business, including, among other things, covenants that restrict our ability, and the ability of our subsidiaries, to:

•	make capital expenditures

•	declare dividends or redeem or repurchase capital stock;

•	cancel, prepay, redeem, or repurchase debt;

•	incur liens and engage in sale-leaseback transactions;

•	make loans and investments;

•	incur indebtedness;

•	amend or otherwise alter certain debt documents;

•	engage in mergers, acquisitions, and asset sales;

•	enter into transactions with affiliates; and

•	alter the business we conduct.

In addition, our New Credit Facility requires us to satisfy certain financial covenants. These covenants may prevent us from accessing any revolving credit line and may limit our liquidity. Compliance with the covenants could cause us to conduct our business, or to forgo opportunities, in such a manner as to materially harm our business.

If we are unable to comply with the covenants under any of our debt instruments, there would be an event of default that could result in acceleration of our debt and potentially in our bankruptcy. Additionally, a default resulting from our failure to comply with such covenants or the applicable borrowing conditions would preclude us from borrowing additional funds. While the lenders under our New Credit Facility waived defaults under the New Credit Facility that result from our receipt of the going concern explanatory paragraph of our consolidated financial statements, there can be no assurance that they will waive any other possible defaults.

A Chapter 11 filing will result in a default under our New Credit Facilities, our Notes, and certain of our other debt obligations, and those debts will become automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against us under applicable bankruptcy law. In addition, the proposed DIP Financing contains certain highly restrictive covenants that require us, among other things, to maintain our corporate existence, make certain payments, perform our obligations under existing agreements, purchase insurance, and provide financial records. The proposed DIP Financing also limits or prohibits our ability to incur indebtedness, make prepayments on or purchase indebtedness in whole or in part, pay dividends, make investments, lease properties, create liens, consolidate or merge with another entity (or allow one of our subsidiaries to do so), sell assets, and acquire facilities or other businesses. There can be no assurance that we will be able to comply with these and other restrictive covenants in the proposed DIP Financing. Furthermore, any advances under the proposed DIP Financing are at the discretion of the lenders under the DIP Financing, and these lenders may decide not to provide additional financing.

We do not generate sufficient cash flow to operate our business and fund required capital expenditures, and we will accordingly need additional financing in the future, which we may be unable to obtain.

Our business requires us to make significant capital expenditures to acquire equipment needed to produce products for new customer programs, maintain existing equipment, and implement technologies to reduce production costs in response to customer pricing pressure. In addition, lower sales or unanticipated expenses could give rise to additional financing requirements. We currently do not generate sufficient cash flow from operations to fund future capital expenditure requirements and operate our business. As a result, we will need to successfully restructure our current debt in a Chapter 11 proceeding. To successfully recapitalize the Company and restructure our indebtedness, we will need the proposed DIP Financing to be approved by the bankruptcy court in which we may file petitions under Chapter 11. If available borrowings under the DIP Facility are not sufficient to meet our cash requirements, we may be required to obtain additional financing or take other steps to reduce expenses or generate cash. There can, however, be no assurance that additional financing will be available or, if it is available, that it will be offered on acceptable terms. If we file for protection under Chapter 11 of the Bankruptcy Code, our access to additional financing will likely be very limited. If adequate funds are not available on acceptable terms, and if we are unable to develop, propose, and implement a successful plan of reorganization, we will not be able to continue as a going concern and will be forced to liquidate the Company.

Our exposure to variable interest rates and foreign currency fluctuations may negatively affect our results.

A portion of our debt, including our borrowings under our New Credit Facility, bears interest at variable rates. Any increase in the interest rates will increase our expenses and reduce funds available for our operations and future business opportunities. Increases in interest rates will also increase the risks resulting from our significant debt levels. Due to the increase in our operations outside the U.S., we have experienced increased foreign currency exchange gains and losses in the ordinary course of our business. Fluctuations in exchange rates may have a material impact on our financial condition, since Euro-denominated debt is converted into U.S. dollars for financial reporting, and cash flows generated in other currencies will be used, in part, to service the dollar-denominated portion of our debt. This fluctuation could result in an increase in our overall leverage and could result in less cash flow available for our operations, capital expenditures, and repayment of our obligations. In addition, fluctuations in foreign currency exchange rates may affect the value of our foreign assets as reported in U.S. dollars and may adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Although we attempt to hedge against fluctuations in interest rates or exchange rates, such fluctuations may have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results.

Our credit rating may be downgraded in the future.

Our debt is rated by nationally recognized statistical rating organizations. Our debt ratings were recently downgraded and such ratings will likely be further downgraded upon commencement of Chapter 11 proceedings. While these actions do not affect our current cost of borrowing, they could significantly affect our ability to obtain or maintain trade credit with suppliers, reduce our access to the debt markets and increase the cost of incurring additional debt. There can be no assurance that we will be able to maintain our current credit ratings. Should we be unable to maintain our current credit ratings, we could experience a reduction in credit terms, an increase in our borrowing costs or difficulty accessing capital markets. Such a development could adversely affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate 6 facilities in North America, 10 facilities in Europe, and 7 facilities in South America, Asia, and South Africa. We believe that our plants are adequate and suitable for the manufacturing of products for the markets in which we sell. Our properties in Czech Republic, Germany, Mexico, Spain, and the U.S. are subject to mortgages or deeds of trust granted to Citibank North America, Inc. to secure our obligations under the New Credit Facility.

The following table summarizes our operating facilities:

Owned/
Location	Segment	Purpose	Leased

North America
Akron, OH	Automotive Wheels	Manufacturing	Owned
Chihuahua, Mexico	Automotive Wheels	Manufacturing	Owned
Laredo, Texas	Other	Warehouse	Lease
Northville, MI	Other	World Headquarters, R&D	Owned
Nuevo Laredo, Mexico	Other	Manufacturing	Owned
Sedalia, MO	Automotive Wheels	Manufacturing	Owned
Europe
Barcelona, Spain	Automotive Wheels	Manufacturing	Owned
Dello, Italy	Automotive Wheels	Manufacturing	Owned
Königswinter, Germany (2 facilities)	Automotive Wheels	Manufacturing	Owned
Manisa, Turkey (3 facilities)	Automotive Wheels	Manufacturing	Owned
Manresa, Spain	Automotive Wheels	Manufacturing	Owned
Ostrava, Czech Republic (2 facilities)	Automotive Wheels	Manufacturing	Owned
Rest of the World
Bangkok, Thailand	Automotive Wheels	Manufacturing	Leased
Johannesburg, S. Africa	Automotive Wheels	Manufacturing	Owned
Pune, India	Automotive Wheels	Manufacturing	Owned
Pune, India	Automotive Wheels	Manufacturing	Leased
Sao Paulo, Brazil (2 facilities)	Automotive Wheels	Manufacturing	Owned
Yokohama, Japan	Automotive Wheels	Sales Office	Leased

Item 3.	Legal Proceedings

We were party to a license agreement with Kuhl Wheels, LLC (Kuhl), whereby Kuhl granted us an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (Kuhl Wheel), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between us and Kuhl in connection with our bankruptcy proceeding. The original license agreement (as amended, the License Agreement), dated May 11, 1999, granted us a non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide us with an exclusive worldwide license. On January 14, 2003 we filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the U.S. District Court for the Eastern District of Michigan. We commenced such action seeking a declaration of non-infringement of two U.S. patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against us, and disclosing and using our technologies, trade secrets, and confidential information to develop, market, license, manufacture, or sell automotive wheels. We subsequently dismissed our claims regarding Kuhl’s alleged use of our technologies. We filed summary judgment motions seeking rulings that we do not infringe Kuhl’s patents, that Kuhl’s patents are invalid, and finding in our favor on Kuhl’s non-patent claims in the case. On November 30, 2007 the court awarded summary judgment in our favor on non-infringement of Kuhl’s patents and on Kuhl’s non-patent claims. Kuhl appealed to the Federal Circuit Court of Appeals, which, on February 24, 2009, upheld the district court’s ruling. The deadline for Kuhl to have filed a petition for rehearing has passed.

We are the defendant in a patent infringement matter filed in 1997 in the U.S. District Court for the Eastern District of Michigan. Lacks Incorporated (Lacks) alleged that we infringed on three patents held by Lacks relating to chrome-plated plastic cladding for wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001 the special master issued a report finding that Lacks’ third patent was invalid and recommending that Lacks’

remaining claims be dismissed; the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. Discovery on the remanded claims is ongoing. In July 2003 Lacks filed an administrative claim in the Bankruptcy Court for $12 million relating to the alleged patent infringement. On August 15, 2007 the special master issued a report finding that the remaining claims at issue in the third patent are invalid and recommending that the trial court grant judgment for us and against Lacks. On November 20, 2007 the trial court accepted the special master’s recommendation. On November 29, 2007 Lacks filed a notice with the trial court that it is appealing the trial court’s ruling to the Federal Circuit Court of Appeals.

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

We had 101,819,597 shares of common stock outstanding and 68 record holders as of April 30, 2009. Our common stock trades under the symbol “HAYZ” on the NASDAQ Global Market. On May 4, 2009, we received a letter from the NASDAQ Stock Market indicating that we no longer complied with the continued listing requirements set forth in NASDAQ Listing Rule 5250(c)(1). The letter was issued as a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. Pursuant to the notification letter, we are required to submit a plan to regain compliance with NASDAQ’s filing requirements for continued listing within 60 calendars days of the date of the notification letter. However, we expect our common stock to be delisted from the NASDAQ Global Market following the filing of a Chapter 11 proceeding and therefore do not anticipate that we will submit a compliance plan to the NASDAQ Stock Market.

The range of sale prices for our common stock as reported by the NASDAQ Global Market from February 1, 2008 through January 31, 2009 ranged from a high of $4.05 per share on June 3, 2008 to a low of $0.07 per share on

January 27, 2009. The range of sale prices for our common stock as reported by the NASDAQ Global Market from February 1, 2007 through January 31, 2008 ranged from a high of $7.98 per share on April 4, 2007 to a low of $3.05 per share on January 31, 2008.

The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share as reported by the NASDAQ Global Market from February 1, 2007 through January 31, 2009:

	High	Low

Fiscal 2008:
Fourth quarter	$1.40	$0.07
Third quarter	3.43	0.97
Second quarter	4.05	2.11
First quarter	3.65	2.75
Fiscal 2007:
Fourth quarter	$5.02	$3.05
Third quarter	5.02	3.70
Second quarter	6.37	4.34
First quarter	7.98	4.26

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

We did not pay cash dividends on our common stock in fiscal 2008 or fiscal 2007 and do not intend to pay dividends on our common stock in the foreseeable future. We are prohibited from paying cash dividends on our common stock by the terms of our New Credit Facility.

The following graph shows the change in our cumulative total stockholder return for the period from June 9, 2003, the date upon which market data for shares of our common stock became available following our emergence from bankruptcy on June 3, 2003, through the end of our fiscal year ended January 31, 2009, based upon the market price of our common stock, compared with the cumulative total return on the NASDAQ National Market and publicly traded peer group companies in the automotive industry. The graph assumes a total initial investment of $100 as of June 9, 2003, and shows a total return that assumes reinvestment of dividends, if any, and is based on market capitalization at the beginning of each period. The peer group consists of American Axle & Manufacturing Holdings Inc.; ArvinMeritor Inc.; Autoliv, Inc.; BorgWarner Inc.; Lear Corp.; Standard Motor Products Inc.; Superior Industries International Inc.; Tenneco Inc.; and Visteon Corp. The performance on the following graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	Hayes Lemmerz
Date	International, Inc.	Peer Group	Nasdaq Composite

6/9/03	100.00	100.00	100.00
1/31/04	166.67	148.02	128.94
1/31/05	72.84	124.93	128.58
1/31/06	33.88	101.91	143.76
1/31/07	41.51	130.50	153.61
1/31/08	31.97	107.78	149.00
1/31/09	0.82	20.27	92.05

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data for the last five fiscal years ended January 31, 2009. The information set forth below should be read in conjunction with our consolidated financial statements, related notes thereto, and the other information included elsewhere herein. For a discussion of events that may materially affect the comparability of the information reflected in the summary financial data, see Item 1. Business — Business Overview and Development. The data reflected in the summary financial information may not be indicative of future results due to the uncertainties described in Item 1A. Risk Factors.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2009	2008	2007	2006	2005

Income Statement Data:
Net sales	$1,904.3	$2,126.7	$1,796.8	$1,726.2	$1,552.7
Depreciation and amortization	104.5	112.1	111.5	120.8	124.0
Asset impairments and other restructuring charges	22.2	85.5	32.8	23.1	8.6
Goodwill and other intangibles impairment	238.0	—	—	185.5	—
Interest expense, net	61.1	62.2	75.2	64.1	42.2
Income tax expense	30.7	29.9	40.2	5.4	13.2
Loss from continuing operations before cumulative effect of change in accounting principle	(370.2)	(181.8)	(121.5)	(276.4)	(38.0)
Income (loss) from discontinued operations, net of tax of ($0.8), $0.6, ($1.1), ($5.2) and $6.4, respectively	0.9	2.2	(43.0)	(185.0)	(26.9)
(Loss) gain on sale of discontinued operations, net of tax of $0.0, $2.0, $0.0 and $3.8 and $0.0 respectively	(2.4)	(14.8)	(2.4)	3.9	—
Cumulative effect of change in accounting principle, net of tax of $0.8	—	—	—	—	2.6

Net Loss	$(371.7)	$(194.4)	$(166.9)	$(457.5)	$(62.3)

Balance sheet data:
Total assets	$1,096.2	$1,805.9	$1,691.2	$1,799.2	$2,302.0
Bank borrowings and current portion of long-term debt	668.7	37.7	33.5	40.5	8.4
Long-term debt	1.4	572.2	659.4	668.7	630.9
Cash dividends paid	—	—	—	—	—
Stockholders’ equity	(292.9)	202.3	101.8	183.3	701.3
Per Share Data
		Restated	Restated	Restated	Restated
Loss from continuing operations before cumulative effect of a change in accounting principle	$(3.65)	$(2.09)	$(2.10)	$(4.82)	$(0.67)
Net loss	(3.67)	(2.23)	(2.89)	(7.99)	(1.10)
Average number of shares outstanding (in thousands)	101,345	87,040	57,836	57,285	56,768

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes thereto, and the other information included elsewhere herein.

Executive Summary

Company Overview

Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a supplier of automotive powertrain components. We have global operations with 23 facilities, including business and sales offices, manufacturing facilities, and technical centers, located in 12 countries around the world. We sell our products to the major manufacturers of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

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

In fiscal 2008 we had sales of $1.9 billion, with approximately 82% of our net sales for that period derived from international markets. In fiscal 2007 we had sales of $2.1 billion, with approximately 80% of our net sales for that period derived from international markets.

We are currently reviewing strategic and financing alternatives available to us in light of the deteriorating condition of the automotive industry and our financial condition, and we have retained legal and financial advisors to assist us in this regard. We are engaged in continuing discussions with the lenders under our New Credit Facility, the holders of our Notes, and others regarding a restructuring of our capital structure. Such a restructuring would likely affect the terms of our New Credit Facility, our other debt obligations, including our Notes, and our common stock and may be affected through negotiated modifications to the agreements related to our debt obligations or through other forms of restructurings, including under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11. There can be no assurance, however, that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties.

Results of Operations

Consolidated Results — Comparison of Fiscal 2008 to Fiscal 2007

The following table presents selected information about our consolidated results of operations for the fiscal years indicated (dollars in millions):

	Year Ended January 31,
	2009	2008	$ Change	% Change

Net sales:
Automotive Wheels	$1,848.4	$2,051.9	$(203.5)	(9.9)%
Other	55.9	74.8	(18.9)	(25.3)%

Total	$1,904.3	$2,126.7	$(222.4)	(10.5)%

Gross profit	$187.4	$209.0	$(21.6)	(10.3)%
Marketing, general, and administrative	145.2	153.5	(8.3)	(5.4)%
Amortization of intangible assets	10.7	10.2	0.5	4.9%
Asset impairments and other restructuring charges	22.2	85.5	(63.3)	(74.0)%
Goodwill and other intangible assets impairment	238.0	—	238.0	N/C
Other expense (income), net	23.6	(1.5)	25.1	1673.3%

Loss from operations	(252.3)	(38.7)	(213.6)	551.9%
Interest expense, net	61.1	62.2	(1.1)	(1.8)%
Other non-operating expense	3.2	8.5	(5.3)	(62.4)%
Loss on early extinguishment of debt	6.5	21.5	(15.0)	(69.8)%
Income tax expense	30.7	29.9	0.8	2.7%
Minority interest	16.4	21.0	(4.6)	(21.9)%

Loss from continuing operations	(370.2)	(181.8)	(188.4)	103.6%
Loss from discontinued operations, net of tax	(1.5)	(12.6)	11.1	(88.1)%

Net loss	$(371.7)	$(194.4)	$(177.3)	91.2%

N/C — Not calculable

Net sales

Our net sales decreased 10.5% or $222.4 million to $1,904.3 million during fiscal 2008 from $2,126.7 million during fiscal 2007. Lower volumes in the latter half of the year, partially offset by favorable mix, were the primary reason for the decrease, resulting in a reduction of sales of $273 million. Volumes have decreased due to ongoing trends and conditions facing North American and European vehicle manufacturers, which have been negatively impacted due to the global credit crisis, troubled capital markets, volatile commodity prices, and plunging consumer confidence. We expect the trend in lower volumes to continue during fiscal 2009. The lower sales volumes and favorable mix were partially offset by favorable foreign currency exchange rates relative to the US Dollar of $86 million. The prior year includes sales of $61 million as compared to current year sales of $19 million from our Hoboken, Belgium aluminum wheel facility, which we sold during the second quarter of fiscal 2008. The prior year sales also include $28 million of sales from our Wabash, Indiana powertrain facility, which was sold during the second quarter of fiscal 2007. The remainder of the sales variance from the prior year is primarily due to fluctuations in aluminum and steel costs.

Gross profit

Our gross profit decreased 10.3% or $21.6 million from $209.0 million in fiscal 2007 to $187.4 million in fiscal 2008. Volume reductions, partially offset by favorable mix, caused a decline in gross profit of $67 million. Favorable foreign currency exchange rates relative to the US Dollar improved gross profit by $13 million. Higher utility costs impacted gross profit by $16 million, but was offset by reductions in direct material spending, manufacturing efficiencies, and pension and retiree medical expenses. We made improvements to gross profit of $12 million due to the closure of the Gainesville, Georgia facility during fiscal 2008, the sale of the Hoboken, Belgium aluminum wheel facility in the second quarter of fiscal 2008, and the sale of the Wabash, Indiana powertrain facility in the second quarter of fiscal 2007. The remainder of the variance is primarily due to fluctuations in aluminum and steel costs from year to year.

Marketing, general, and administrative

Our marketing, general, and administrative expenses decreased 5.4% or $8.3 million from $153.5 million in fiscal 2007 to $145.2 million in fiscal 2008. The decrease is primarily attributable to lower employee costs, which were the result of headcount reductions in order to respond to the declining market conditions in the automotive industry during the last half of fiscal 2008. Foreign currency fluctuations increased marketing, general, and administrative expenses by $8 million, but were mostly offset by reductions in outside services and property taxes, rents, and insurance costs.

Asset impairments and other restructuring charges

Asset impairment charges decreased from the prior year by $63.3 million, from $85.5 million during fiscal 2007 to $22.2 million during fiscal 2008.

The expense for fiscal 2008 includes $9 million of severance expense, which was primarily the result of headcount reductions globally in order to align production with the reduction in volumes due to the downturn in the automotive industry during the last half of fiscal 2008. We also recorded additional facility closure and impairment costs of $6 million for our Gainesville, Georgia facility. The Gainesville facility was classified as an asset held for sale as of January 31, 2009. We have a definitive agreement with Punch Property International NV for the sale of the facility. Punch Property International NV has not completed the purchase of the property as contemplated by the agreement and we have commenced litigation seeking specific performance of the agreement and damages. Additional impairments of $3 million were recorded to reduce the balances of our Howell, Michigan and Huntington, Indiana facilities to fair market value due to declining market conditions, and continuing closure costs for these facilities were $1 million in fiscal 2008. The Howell facility was removed from the asset held for sale classification as of January 31, 2009 in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) as we are not confident that the property will sell within one year. We are currently marketing the Huntington facility and it is classified as held for sale as of January 31, 2009.

The prior year expense included $11 million of impairments that were recorded for our Hoboken, Belgium aluminum wheel facility, which we sold in fiscal 2008, as well as impairments and restructuring costs of $32 million for our Nuevo Laredo, Mexico powertrain facility. The Nuevo Laredo was classified as an asset held for sale as of January 31, 2008, however negotiations with an interested buyer have failed due to the buyer’s inability to secure financing. Our Nuevo Laredo, Mexico powertrain components facility was reclassified as held and used as of January 31, 2009. Impairments of $18 million were also recorded in the prior year for our Chihuahua, Mexico aluminum wheel facility. We also recorded $20 million of impairments for our Gainesville, Georgia aluminum wheel facility. The remainder of the impairment and restructuring costs in the prior year relate to continuing closure costs for our Huntington, Indiana; Howell, Michigan; Ferndale, Michigan facilities, which were closed prior to fiscal 2007.

Goodwill and other intangible assets impairment

During the period from November 1, 2008 through January 31, 2009, there was a significant adverse change in the business climate as expected volumes in the short and medium-term declined significantly. As a result of this triggering event, we tested our goodwill and other non-amortized intangible assets for impairment as of January 31, 2009 in addition to the work performed based on November 1, 2008 balances per SFAS 142, “Goodwill and Other Intangible Assets” (SFAS - 142). Based on our testing, we recorded an impairment of $238 million for the year ended January 31, 2009, of which $211 million relates to goodwill and $27 million relates to trade names. As of January 31, 2009, our goodwill balance was $0 and trade names was $16 million.

Other Expense (income), net

Other expense (income) increased from the prior year by $25.1 million from $1.5 million of income in fiscal 2007 to $23.6 million of expense in fiscal 2008. We recorded a loss on the sale of our Hoboken, Belgium facility of $36 million during fiscal 2008 as compared to a loss on the sale of our Wabash, Indiana facility of $11 million during fiscal 2007. The remainder of the items recorded to other expense (income) includes license and royalty income, gains or losses on tooling sales, realized exchange gains or losses, export incentives, and other miscellaneous items that are not considered part of cost of goods sold. None of these items individually or in the aggregate were considered material.

Interest expense, net

Interest expense decreased from the prior year by $1.1 million from $62.2 million in fiscal 2007 to $61.1 million in fiscal 2008. Included in the interest expense is a $5.6 million expense to reclassify unrealized losses from accumulated other comprehensive income related to our interest rate swaps as well as a loss of $3.2 million on the settlement of an interest rate swap in January 2009. The remainder of the variance in interest expense was driven by the restructuring of our debt during fiscal 2007, which reduced both overall debt levels and interest rates, partially offset by higher short-term interest rates and the impact of foreign exchange rates relative to the U.S. dollar on interest payable on our Euro-denominated debt.

Other non-operating expense

During fiscal 2008 we recognized $3.2 million of other non-operating expense as compared to $8.5 million in the prior year. The fiscal 2008 expense includes realized foreign currency losses of $1.7 million in fiscal 2008 as compared to $2.4 million in fiscal 2007. The fiscal 2008 expense includes a $1.4 million increase in the liability recognized for a put option agreement with the minority shareholders at our Kalyani, India joint venture, as compared to an increase in the liability of $4.1 million in the previous year. The fiscal 2007 expense also includes $5.5 million of realized foreign currency exchange loss on the net investment hedge resulting from the liquidation of HLI Netherlands BV.

Income taxes

Income tax expense was $30.7 million for fiscal 2008 and $29.9 million for fiscal 2007. The income tax rate varies from the U.S. statutory income tax rate of 35% due primarily to losses in the U.S. without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the U.S. statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.

Discontinued operations

Discontinued operations consist of our Automotive Brake Components division (Brakes business), which was sold in November 2007; MGG Group B.V. (MGG Group), which was sold in June 2007; and our suspension components business (Suspension business), which we sold in early fiscal 2007.

The current year loss is primarily due to amounts settled for certain disputes arising out of the share purchase agreement with MGG Group. We recorded $0.8 million of income tax benefit for our Brakes Business due to the allocation of tax expense associated with provision to return adjustment. The prior year includes income from our Brakes business of $18 million, and losses from our MGG Group and Suspension business of $27 million and $4 million, respectively.

Net loss

Due to factors mentioned above, net loss during fiscal 2008 was $371.7 million as compared to $194.4 million during fiscal 2007.

Segment Results — Comparison of Fiscal 2008 to Fiscal 2007

Automotive Wheels

The following table presents net sales, (loss) earnings from operations, and other information for the Automotive Wheels segment for the fiscal years indicated (dollars in millions):

	Year Ended January 31,
	2009	2008	$ Change

Net sales	$1,848.4	$2,051.9	$(203.5)
Asset impairments and other restructuring charges:
Facility closure costs	$3.0	$3.3	$(0.3)
Asset impairments	9.4	49.5	(40.1)
Goodwill and other intangible assets impairment	238.0	—	238.0
Severance and other restructuring costs	8.7	—	8.7

Total asset impairments and other restructuring charges	$259.1	$52.8	$206.3
(Loss) earnings from operations	$(262.3)	$36.7	$(299.0)

Net sales

Net sales in our Automotive Wheels segment decreased by $203.5 million from $2,051.9 million during fiscal 2007 to $1,848.4 million during fiscal 2008. Lower volumes, partially offset by favorable mix, accounted for $281 million of the decrease, but was partially offset by $86 million of favorable foreign exchange rates relative to the U.S. dollar. Higher metal pass-through pricing increased sales $36 million. The sale of the Hoboken, Belgium facility also resulted in a decrease of $42 million of sales.

Asset impairments and other restructuring charges

The expense for fiscal 2008 includes $238 million of goodwill and other intangible assets impairment. During the period from November 1, 2008 through January 31, 2009, there was a significant adverse change in the business climate as expected volumes in the short and medium-term declined significantly. As a result of this triggering event, we tested our goodwill and other long term assets for impairment as of January 31, 2009 in addition to the work performed based on November 1, 2008 balances per SFAS 142. Based on our testing, we recorded an impairment of $211 million for goodwill and $27 million for trade names. We also recorded $8.7 million of severance expense, which was primarily the result of headcount reductions globally in order to align production with the reduction in volumes due to the downturn in the automotive industry during the last half of fiscal 2008. We also recorded additional facility closure and asset impairment costs of $5.9 million for our Gainesville, Georgia facility. The Gainesville facility was classified as an asset held for sale as of January 31, 2009. We have a definitive agreement with Punch Property International NV for the sale of the facility. Punch Property International NV has not completed the purchase of the property as contemplated by the agreement and we have commenced litigation seeking specific performance of the agreement and damages. Impairments of $2.6 million were recorded to reduce the balances of our Howell, Michigan and Huntington, Indiana facilities to fair market value due to declining market conditions, and continuing closure costs for these facilities were $1.2 million in fiscal 2008. The Howell, Michigan facility was removed from the asset held for sale classification as of January 31, 2009 in accordance with SFAS 144 as we are not confident that the property will sell within one year. We are currently marketing the Huntington facility and it is classified as held for sale as of January 31, 2009. Additional impairments of $1.4 million were recorded for our aluminum wheel facilities in Chihuahua, Mexico and Hoboken, Belgium. We also recorded an impairment for machinery and equipment of $1.3 million at our Manresa, Spain facility for flow-forming equipment that was no longer in use.

The expense for fiscal 2007 includes $11 million of impairments that were recorded for our Hoboken, Belgium aluminum wheel facility, which we sold in fiscal 2008. Impairments of $18 million were also recorded in the prior year for our Chihuahua, Mexico aluminum wheel facility. We also recorded $20 million of impairments for our Gainesville, Georgia aluminum wheel facility. Continuing closure costs of $3.3 million were recorded for our Huntington, Indiana; Howell, Michigan; and Ferndale, Michigan technical center, which were closed prior to fiscal 2007.

(Loss) earnings from operations

We recorded a loss from operations of $262.3 million during fiscal 2008 as compared to earnings from operations of $36.7 million during fiscal 2007. The unfavorable variance of $299 million includes an impairment of $238 million for the year ended January 31, 2009 based on the results of our SFAS 142 intangible assets impairment testing; the impairment consisted of $211 million for goodwill and $27 million for trade names. As of January 31, 2009, our goodwill balance was $0 and trade names was $16 million. In the current year, we also recorded a loss of $36 million for the sale of our Hoboken, Belgium aluminum wheel facility, partially offset by improvements to earnings of $12 million due to the sale of the Hoboken facility and closure of the Gainesville, Georgia facility. Reduced volumes, mix, and pricing resulted in lower earnings of $76 million, partially offset by lower asset impairment and restructuring charges of $32 million. Intercompany royalty and trademark fees decreased earnings from operations by $18 million, which is eliminated in the consolidated financial statements. The impact of foreign exchange rate relative to the U.S. dollar decreased earnings from operations by $4.6 million.

Other

The following table presents net sales, earnings (loss) from operations, and other information for the Other segment for the fiscal years indicated (dollars in millions):

	Year Ended January 31,
	2009	2008	$ Change

Net sales	$55.9	$74.8	$(18.9)
Asset impairments and other restructuring charges:
Facility closure costs	$0.4	$0.3	$0.1
Asset impairments	—	31.6	(31.6)
Severance and other restructuring costs	0.7	0.8	(0.1)

Total asset impairments and other restructuring charges	$1.1	$32.7	$(31.6)
Earnings (loss) from operations	$10.0	$(75.4)	$85.4

Net sales

Net sales in our Other segment decreased $18.9 million from $74.8 million during fiscal 2007 to $55.9 million during fiscal 2008. The sale of the Wabash, Indiana powertrain facility in fiscal 2007 resulted in a decrease in sales of $28 million in fiscal 2008 as compared to the prior year. Sales were $8 million higher due to a new program in the current year for intake manifold sales for the GMC Acadia, which are produced at our powertrain plant in Nuevo Laredo, Mexico.

Asset impairments and other restructuring charges

Asset impairment losses and other restructuring charges during fiscal 2008 were $1.1 million, which consisted primarily of $0.4 million of continuing facility closure costs related to our technical center in Ferndale, Michigan and $0.7 million of severance relate to our corporate offices in Northville, Michigan and our powertrain facility in Nuevo Laredo, Mexico.

Asset impairment losses and other restructuring charges during fiscal 2007 were $32.7 million, which included impairments and restructuring costs of $32 million for our Nuevo Laredo, Mexico powertrain facility. This facility was classified as an asset held for sale as of January 31, 2008, however negotiations with an interested buyer have failed due to the buyer’s inability to secure financing. This facility was reclassified as held and used as of January 31, 2009. The remainder of facility closure costs and severance expense relate to our technical center in Ferndale, Michigan and our corporate offices in Northville, Michigan.

Earnings (loss) from operations

Earnings from operations increased $85.4 million from a loss of $75.4 million in fiscal 2007 to earnings of $10.0 million in fiscal 2008. The sale of the Wabash, Indiana facility improved earnings during fiscal 2008 by approximately $14 million as did lower depreciation of $4 million. Lower asset impairment and restructuring charges also improved earnings by approximately $32 million. Lower employee costs, primarily related to headcount reductions, improved earnings by $7 million. A decrease in the use of outside services improved earnings by $6 million. Intercompany royalty and trademark fees increased earnings from operation by $18 million during fiscal 2008, which are eliminated in the consolidated financial statements.

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

Gross profit

Our gross profit increased 31.4% or $50.0 million from $159.0 million in fiscal 2006 to $209.0 million in fiscal 2007. Higher volumes and favorable product mix increased gross profit by $23 million, while favorable foreign exchange rate fluctuations and lower U.S. pension and retiree medical expenses increased gross profit by $18 million. The sale of the Wabash, Indiana facility, which had been experiencing ongoing losses, improved gross profit by approximately $8 million compared to fiscal 2006.

Marketing, general, and administrative

Our marketing, general, and administrative expenses increased 22.5% or $28.2 million from $125.3 million in fiscal 2006 to $153.5 million in fiscal 2007. Approximately $8 million of the increase was due to foreign exchange fluctuations. In addition, expenses were $10 million higher due to the effects of the equitable adjustments on stock based compensation (see Note 15, Stock Based Benefit Plans, to the consolidated financial statements included herein) and the settlement of a lawsuit with certain of our former directors. The remainder of the increase was due to higher fees for professional services, primarily fees incurred related to the capital restructuring, and increased employee expenses.

Asset impairments and other restructuring charges

The fiscal 2007 expense includes $11 million of impairments that were recorded for our Hoboken, Belgium aluminum wheel facility, which we sold in fiscal 2008, as well as impairments and restructuring costs of $32 million for our Nuevo Laredo, Mexico powertrain facility. The Nuevo Laredo was classified as an asset held for sale as of January 31, 2008, however negotiations with an interested buyer have failed due to the buyer’s inability to secure financing. As of January 31, 2009 our Nuevo Laredo, Mexico powertrain components facility was reclassified as held and used. Impairments of $18 million were also recorded for our Chihuahua, Mexico aluminum wheel facility. We also recorded $20 million of impairments for our Gainesville, Georgia aluminum wheel facility. The remainder of the impairment and restructuring costs relate to continuing closure costs for our Huntington, Indiana; Howell, Michigan; and Ferndale, Michigan facilities, which were closed prior to fiscal 2007.

During fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment charges of $32.8 million. In the Automotive Wheels segment we recorded expense of $24.5 million, which included continuing facility closure costs of $3.6 million related to our facilities located in Huntington, Indiana; Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky. Impairments of $16.8 million were also recorded for our Huntington, Indiana; Howell, Michigan; and Hoboken, Belgium facilities. Severance charges of $4.1 million were related to our Huntington, Indiana; Dello, Italy; and Hoboken, Belgium facilities. The asset impairment losses and other restructuring charges for the Other segment were $8.3 million, which consisted of facility and machinery and equipment impairments of $4.7 million for our Wabash, Indiana facility as well as $0.5 million of impairments at our corporate offices in Northville, Michigan. The Other segment expense also included severance charges of $3.1 million including $1.2 million for a reduction-in-force at our Ferndale, Michigan technical center, other restructuring charges of $1.1 million at our Nuevo Laredo, Mexico facility, and severance of $0.8 million at our corporate offices.

Other income, net

Other income, net decreased by $12.3 million from $13.8 million in fiscal 2006 to $1.5 million in fiscal 2007. This change is largely due to the loss on sale of our Wabash, Indiana facility of $11.0 million recorded during fiscal 2007. Excluding the loss on the sale of the Wabash, Indiana facility, the other income included license and royalty income, gains or losses on tooling sales, realized exchange gains or losses, export incentives, and other miscellaneous items that are not considered part of cost of goods sold. None of these items individually or in the aggregate were considered material.

Interest expense, net

Interest expense decreased by $13.0 million, from $75.2 million in fiscal 2006 to $62.2 million in fiscal 2007. The decrease was driven by the restructuring of our debt during fiscal 2007, which reduced both overall debt levels and interest rates, partially offset by higher short-term interest rates and the impact of foreign exchange rates relative to the U.S. dollar on interest payable on our Euro-denominated debt. As of January 31, 2008 our variable rate and fixed rate debt were 38% and 62% of total debt, respectively.

Other non-operating expense

During fiscal 2007 we recognized $8.5 million of other non-operating expense. This includes $5.5 million of realized foreign currency exchange loss on a net investment hedge resulting from the liquidation of HLI

Netherlands BV, $4.1 million due to a liability recognized for a put option agreement with the minority shareholders at our Pune, India joint venture, partially offset by $1.1 million at our Brazil aluminum plant for a realized foreign currency exchange gain.

Income taxes

Income tax expense was $29.9 million for fiscal 2007 and $40.2 million for fiscal 2006. The income tax rate varies from the U.S. statutory income tax rate of 35% due primarily to losses in the U.S. without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the U.S. statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.

Discontinued operations

The loss from discontinued operations in fiscal 2007 was $12.6 million, an improvement of $32.8 million over the fiscal 2006 loss of $45.4 million, primarily due to lower operating losses from businesses sold during fiscal 2007. Fiscal 2007 includes income of $18 million for our Brakes business, offset by $32 million of losses for the MGG Group and Suspension business. Also included in fiscal 2007 discontinued operations were $0.7 million of adjustments recorded to income for our Hub and Drum operations, which were sold in fiscal 2005. In fiscal 2006, the Brakes business had income of $8 million and MGG Group and Suspension business had losses totaling $53 million.

Net loss

Due to factors mentioned above, net loss during fiscal 2007 was $194.4 million as compared to $166.9 million during fiscal 2006.

Segment Results — Comparison of Fiscal 2007 to Fiscal 2006

Automotive Wheels

The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the fiscal years indicated (dollars in millions):

	Year Ended January 31,
	2008	2007	$ Change

Net sales	$2,051.9	$1,671.9	$380.0
Asset impairments and other restructuring charges:
Facility closure costs	$3.3	$3.6	$(0.3)
Asset impairments	49.5	16.8	32.7
Severance and other restructuring costs	—	4.1	(4.1)

Total asset impairments and other restructuring charges	$52.8	$24.5	$28.3
Earnings from operations	$36.7	$53.3	$(16.6)

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

Asset impairments and other restructuring charges

Asset impairment losses and other restructuring charges during fiscal 2007 were $52.8 million, which included facility closure costs of $3.3 million related to our facilities located in Huntington, Indiana; Howell, Michigan; and

La Mirada, California. Impairments of $49.5 million were recorded for our Gainesville, Georgia; Chihuahua, Mexico; Hoboken, Belgium; and Sao Paulo, Brazil facilities.

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

Other

The following table presents net sales, loss from operations, and other information for the Other segment for the fiscal years indicated (dollars in millions):

	Year Ended January 31,
	2008	2007	$ Change

Net sales	$74.8	$124.9	$(50.1)
Asset impairments and other restructuring charges:
Facility closure costs	$0.3	$—	$0.3
Asset impairments	31.6	5.2	26.4
Severance and other restructuring costs	0.8	3.1	(2.3)

Total asset impairments and other restructuring charges	$32.7	$8.3	$24.4
Loss from operations	$(75.4)	$(48.8)	$(26.6)

Net sales

Net sales in our Other segment decreased $50.1 million from $124.9 million during fiscal 2006 to $74.8 million during fiscal 2007. The sale of the Wabash, Indiana facility in fiscal 2007 resulted in a decrease of sales of $36 million as compared to fiscal 2006. The remainder of the decrease is primarily due to lower volumes at our powertrain facility in Nuevo Laredo, Mexico.

Asset impairments and other restructuring charges

Asset impairment losses and other restructuring charges during fiscal 2007 were $32.7 million, which included $0.3 million of facility closure costs related to our technical center in Ferndale, Michigan as well as impairments of $31.3 million and severance of $0.6 million for our Nuevo Laredo, Mexico powertrain facility. The remainder of the impairment and severance expense was primarily related to our corporate offices.

The asset impairment losses and other restructuring charges during fiscal 2006 were $8.3 million. Facility and machinery and equipment impairments of $4.7 million were recorded for our Wabash, Indiana facility and $0.5 million of impairments were recorded at our corporate offices in Northville, Michigan. The severance charges of $3.1 million including $1.2 million for a reduction-in-force at our Ferndale, Michigan technical center, other restructuring charges of $1.1 million at our Nuevo Laredo, Mexico facility, and severance of $0.8 million at our corporate offices.

Loss from operations

Loss from operations increased $26.6 million from $48.8 million in fiscal 2006 to $75.4 million in fiscal 2007. The sale of the Wabash, Indiana facility improved earnings during fiscal 2007 by approximately $5 million as did lower depreciation of $4 million. In addition, asset impairments and other restructuring charges were $24 million higher as compared to fiscal 2006 and fiscal 2007 includes $12 million of losses recorded on the sale of Wabash, Indiana facility as compared to no losses recorded in fiscal 2006.

Liquidity and Capital Resources

Sources of Liquidity

The principal sources of liquidity for our operating, capital expenditure, debt service, restructuring, and reorganization requirements are expected to be (i) cash flows from continuing operations, (ii) cash and cash equivalents on hand, and (iii) proceeds related to our trade receivable securitization and financing programs. Availability under our domestic trade receivable securitization program has been significantly reduced due to the inability to finance receivables from Ford and General Motors. Total availability has been capped at $5.0 million and no additional advances will be made under this program. Our foreign receivable financing programs provide the other parties with significant discretion to discontinue financing receivables from certain customers, which could reduce availability under these facilities as well, particularly in light of our receipt of a going concern explanatory paragraph from our auditors. All of our accounts receivable facilities were fully utilized as of January 31, 2009. In addition, we may need to repay amounts currently borrowed under certain these facilities, which would further reduce our liquidity. As of January 31, 2009 the Revolving Credit Facility was fully drawn, and any repayments under the Revolving Credit Facility are prohibited unless we have achieved EBITDA of at least $200 million for the twelve months preceding the date of the repayment. In light of the continuing deterioration in the global economy and the automotive industry in particular, these sources of liquidity are not sufficient to meet our likely requirements and may not continue to be available.

Our current sources of liquidity are not sufficient to fund our operations through May 2009. As a result of current conditions in the automotive industry and our recurring operating losses, negative cash flows, and need for additional financing, the independent auditor’s report relating to our consolidated financial statements for the year ended January 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern. While the lenders under our New Credit Facility waived defaults under our New Credit Facility that result from our receipt of such a going concern explanatory paragraph, we will need to reach an acceptable agreement with our creditors regarding a recapitalization of the Company and restructuring of our indebtedness in a Chapter 11 proceeding.

A majority of the lenders under our New Credit Facility have, subject to approval of the bankruptcy court in which we file petitions under Chapter 11, agreed to provide us with DIP Financing in an aggregate amount of up to $100 million ($80 million of which is committed pursuant to the terms and conditions of a commitment letter). A Chapter 11 filing will result in a default under our New Credit Facility, our Notes, and certain of our other debt obligations, and those debts will become automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against us under applicable bankruptcy law.

We believe that our currently outstanding common stock will have no value and will be cancelled under any plan of reorganization we may propose under Chapter 11. We also believe that the holders of our Notes are unlikely to receive more than a de minimis distribution on account of their interests in the Notes and that such interests could be cancelled under any plan of reorganization we may propose under Chapter 11. There can be no assurance, however, that any agreement regarding the recapitalization and restructuring of the Company under Chapter 11 will be obtained on acceptable terms with the necessary parties. Should the bankruptcy court not approve our proposed DIP Financing, or should we be unable to develop, propose, and implement a successful plan of reorganization, we would not be able to continue as a going concern.

Capital Resources

We had a domestic accounts receivable securitization facility with a normal program limit of $25 million during fiscal 2008 and fiscal 2007. Due to concentration limits and restrictions on financing certain receivables, the

37.1

majority of the program limit was not available. There were $6.0 million of borrowings under the program as of January 31, 2009, which was the maximum amount then available under this facility, and no borrowing under the program as of January 31, 2008. The program limit was reduced to $5.0 million in April 2009 and no future advances will be made under the program. If the borrowing base falls below $5.0 million, amounts currently advanced in excess of the borrowing base will need to be repaid. The facility will be terminated upon the filing of a Chapter 11 proceeding.

We have an accounts receivable financing program in Germany with a local financial institution. The program limit was €25 million as of January 31, 2009 and €20 million as of January 31, 2008. Borrowings under this program of approximately €19.7 million or $25.3 million at January 31, 2009, which was the maximum amount available under this facility, and €20.0 million or $29.6 million at January 31, 2008, are included in short term bank borrowings. The financial institution providing this program has expressed an intention to discontinue the program in October 2009. We are currently seeking alternative programs to replace this facility.

We also have an accounts receivable factoring program in the Czech Republic with a local financial institution. The program limit is 480 million Czech Crown or approximately $22 million and $28 million as of January 31, 2009 and January 31, 2008, respectively. As of January 31, 2009 and January 31, 2008, approximately 246.4 million Czech Crown or $11.4 million and 344.0 million Czech Crown or $19.7 million, respectively, was factored under this program. The transactions are accounted for as sales of receivables under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) and the receivables are removed from the Consolidated Balance Sheets.

At January 31, 2009 we had commitments for capital expenditures of approximately $4.5 million and we anticipate capital expenditures during fiscal 2009 to range between $23 million and $33 million. The purposes of such commitments for capital expenditures include completion of a new commercial truck wheel line in Brazil and maintenance of existing facilities and equipment. We anticipate funding our capital expenditures primarily from cash flows from operations and, in the event of a Chapter 11 filing, any available DIP Financing.

Cash Flows

Operating Activities:  Cash used for operating activities from our continuing operations were $62.4 million in fiscal 2008 as compared to cash provided of $107.7 million in the prior year. The $170.1 million unfavorable variance in cash flows from operations is primarily due to higher use of cash from working capital of $130 million and lower gross profits of $21.6 million due to reductions in volumes. In the prior year, accounts payable was positively affected by improved vendor terms, including special year end terms, which resulted from the improved liquidity due to the rights offering and debt refinancing during the second quarter, and payment timing in January 2007. The variance for special payment terms and timing of payments resulted in lower cash flows from operations of $79 million in fiscal 2008 as compared to the prior year. Operating cash flows from our accounts receivable securitization program in the U.S. increased by $38 million as our year end receivable balances on the amounts securitized were lower as compared to the prior year, primarily due to the lower sales volumes. The remainder of the unfavorable cash flow from working capital was due to a lag in adjusting our working capital to the lower volumes experienced in the fourth quarter of fiscal 2008 due to the length of the supply chain.

Investing Activities:  Cash used for investing activities was $104.2 million in fiscal 2008 as compared to $100.1 million in fiscal 2007. Our capital expenditures decreased by $22.2 million in fiscal 2008 as compared to fiscal 2007. We also had negative cash flows on the sale of businesses in the current year, primarily due to a contribution of $27 million as part of the sale of our Hoboken, Belgium facility in June 2008.

Financing Activities:  Cash provided by financing activities was $125.0 million in fiscal 2008, compared to $15.5 million in fiscal 2007. In the prior year, we received net proceeds from our stock rights offering of $185.4 million, partially offset by debt restructuring of $135.5 million. In the prior year, we also paid $9.0 million for the call premium on the redemption of our Senior Notes. We had positive cash flows in fiscal 2008 of $19.8 million due to increased short term bank borrowings as well as borrowings of $125 million in the current year from our Revolver. Bank fees were $12 million lower during fiscal 2008 as compared to the prior year, as fees were higher in the prior year primarily due to our debt restructuring.

Credit Ratings

The following table represents our credit rating as of January 31, 2009:

	S&P	Moody’s	Fitch

Corporate rating	B−	Caa1	B−
Bank debt rating	B+	B3	B+/RR2
New Senior Notes rating	CCC+	Caa3	CCC/RR6

In February 2009 Fitch downgraded our corporate rating from B− to CCC; bank debt rating from B+/RR2 to B−/RR3; and New Senior Notes rating from CCC/RR6 to C/RR6. In April 2009, Fitch further downgraded our corporate rating from CCC to C and bank debt rating from B−/RR3 to CC/RR3.

In February 2009 S&P downgraded our corporate rating from B− to CCC+; bank debt rating from B+ to B−; and New Senior Notes rating from CCC+ to CCC−. In May 2009, S&P further downgraded our corporate rating from CCC+ to CC; bank debt rating from B− to CCC−; and New Senior Notes rating from CCC− to C.

In April 2009 Moody’s downgraded our corporate rating from Caa1 to Caa3, bank debt rating from B3 to Caa2, and New Senior Notes rating from Caa3 to Ca.

It is likely that our credit ratings will be further downgraded upon the commencement of Chapter 11 proceedings.

Off Balance Sheet Arrangements

We have a domestic accounts receivable securitization facility with an interest rate equal to LIBOR plus 2.25% or Prime plus 1.25% The facility limit was reduced to $5.0 million in April 2009 and no future advances will be made under the program beyond the current $5.0 million advanced. If the borrowing base falls below $5.0 million, amounts currently advanced in excess of the borrowing base will need to be repaid. The facility will be terminated upon the filing of a Chapter 11 proceeding.

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

As of January 31, 2009 and 2008 the outstanding balances of receivables sold to special purpose entities were $21.4 million and $48.3 million, respectively. Our net retained interests as of January 31, 2009 and 2008 were $15.4 million and $48.3 million, respectively, which are disclosed as Other Receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. There were $6.0 million in advances from lenders as of January 31, 2009 and no advances as of January 31, 2008.

Contractual Obligations

The following table identifies our significant contractual obligations as of January 31, 2009 (dollars in millions):

	Payment Due by Period
	Less Than 1	2-3	4-5	After 5
	Year	Years	Years	Years	Total

Short-term borrowings	$46.6	$—	$—	$—	$46.6
Long-term debt	622.1	0.7	—	0.7	623.5
Operating leases	3.8	1.8	0.6	—	6.2
Capital expenditures	4.5	—	—	—	4.5
United States pension contributions	5.1	41.0	31.0	17.4	94.5
Tax reserves	0.1	—	—	4.7	4.8

Total obligations	$682.2	$43.5	$31.6	$22.8	$780.1

Other Cash Requirements

We anticipate the following approximate significant cash requirements in fiscal 2009 (dollars in millions):

Interest	$67.2
Taxes	28.8
International pension and other post-retirement benefits funding	24.9

Other Matters

Inflation

We do not believe that sales of our products are materially affected by inflation, although such an effect may occur in the future. In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are generally passed through to customers. In addition, we have successfully negotiated to pass through a portion of fluctuations in steel costs to customers. We adjust the sales prices from time to time, if necessary, to fully reflect any increase or decrease in the price of aluminum or, to the extent applicable, steel. As a result, our net sales are adjusted, although gross profit is not materially affected. From time to time, we enter into futures contracts or purchase commitments solely to hedge against possible price changes that may occur between the dates of price adjustments. We also occasionally enter into forward purchase commitments to mitigate fluctuations in natural gas prices.

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

Impairment testing

Impairment testing requires the use of numerous assumptions for future sales, profitability, and cash flows. Forecasts for future periods involve projections for factors including growth by region, pricing, product mix, foreign exchange rate levels, raw material prices, and manufacturing efficiencies. These forecasts are developed using internal and external sources, and are reviewed by management for reasonableness. Due to divestitures of non-core businesses, all intangible assets and the vast majority of fixed assets are contained within the Global Wheels segment.

We utilized a five-year forecast of our operations for our impairment testing, which included lower sales and gross profits during fiscal 2009 due to current declines in the automotive industry, with growth expected each year from fiscal 2010 through fiscal 2013. Our compound annual growth rate is expected to be approximately 6% from fiscal 2010 through fiscal 2013, and gross profit compound growth rates are expected to be approximately 21% over the same period of time. The increased profitability will be driven by improved cost structure due to the volume recovery after fiscal 2009, capacity rationalizations undertaken over the past few years, primarily in North America and Western Europe, and investments in leading-cost regions. Cash flows for Global Wheels are anticipated to increase over the period as capital requirements for expansions diminish and operating cash flows improve due to operating efficiencies. Net income improvement over the next five years will be driven by the aforementioned gross profit increases, significantly lower restructuring requirements, and tax initiatives to reduce tax expense.

Because we have high fixed production costs, relatively small declines in our customers’ production could significantly impact our profitability and cash flows. Due to prior and ongoing capacity rationalizations and divestitures, we have substantially reduced our reliance on the North American market and do not anticipate significant valuation issues resulting from declining market share of our largest North American customers. Sustained reductions in global customer demand, however, would necessitate review of our expectations for potential impacts on asset values.

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

Goodwill and other intangible assets impairment testing

Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS 142. To conduct our impairment testing, we compare the fair value of our reporting units to the related net book value. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. Other definite-lived intangible assets are amortized on a straight line basis over their estimated lives.

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

During the period from November 1, 2008 through January 31, 2009, there was a significant adverse change in the business climate as expected volumes in the short and medium-term declined significantly. As a result of this triggering event, we tested our goodwill and other non-amortized intangible assets for impairment as of January 31, 2009 in addition to the work performed based on November 1, 2008 balances. Based on our testing, we recorded an impairment of $238 million for the year ended January 31, 2009, which $211 million is related to goodwill and $27 million is related to trade names. As of January 31, 2009 we had no goodwill and $16 million of trade names.

Pension and postretirement benefits other than pensions

Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each January, we review the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments.

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

Effective January 31, 2007, we adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires an employer to recognize the over funded or under funded status of defined benefit pension and postretirement plans (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. During the first quarter of fiscal 2008, we recorded $1.2 million as a decrease of beginning retained earnings and $0.6 million as a decrease of accumulated other comprehensive income due to the change in measurement date.

The adoption resulted in the recognition of income for fiscal 2006 of $36.2 million in other comprehensive income, net of tax effect of $0.7 million, and a corresponding reduction in pension liability of $36.9 million as of January 31, 2007.

Income Taxes

In accordance with the provisions of FASB SFAS 109, “Accounting for Income Taxes,” we account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of our assets and liabilities. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income tax assets when, in our judgment, based upon currently available information and other factors, it is more likely than not that a portion of such deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset reversals. We believe that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the U.S. and certain other jurisdictions, which is susceptible to change and may or may not occur, and because the impact of adjusting a valuation allowance may be material.

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

New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (FSP) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP SFAS 132(R)-1). FSP SFAS 132(R)-1 provides enhanced disclosures with regard to assets held by postretirement plans, including how investment allocations are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using Level 3 inputs, as defined in SFAS 157, “Fair Value Measurements” (SFAS 157) and an understanding of significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early application permitted. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

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

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We adopted the provisions of SFAS 157 with our fiscal year beginning February 1, 2008. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not anticipate that the adoption of FSP 157-2 will have a significant impact on our financial condition and results of operations.

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

The value of our consolidated assets and liabilities located outside the U.S. (translated at period-end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in the Euro, Czech Crown, and the Brazilian Real, are affected by the translation into our reporting currency (the U.S. dollar). Such translation adjustments are reported as a separate component of stockholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. However, due to the self-sustaining nature of our foreign operations, we believe we can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, we have, from time to time, entered into certain foreign currency swap arrangements.

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

At January 31, 2009 and January 31, 2008 approximately €407 million or $524 million and €410 million or $607 million, respectively, of our debt was denominated in Euros. A hypothetical 10% adverse movement in the foreign currency exchange rate on our Euro denominated debt would affect earnings by approximately $5.2 million on an annual basis.

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

During the second quarter of fiscal 2007 we entered into interest rate swaps with total notional amount of €70 million. The swaps became effective on August 28, 2007 and mature on August 28, 2012. The fair value of the interest rate swaps was $3.3 million as of January 31, 2009.

During the third quarter of fiscal 2007 we entered into interest rate swaps with total notional amount of €50 million. The swaps became effective on September 30, 2007 and mature on September 30, 2012. The fair value of the interest rate swaps was $2.3 million as of January 31, 2009.

During the first quarter of fiscal 2008 we entered into interest rate swaps with total notional amount of €50 million. The swaps became effective on February 28, 2008 and were to mature on February 28, 2012. During the fourth quarter of fiscal 2008 we terminated the swap and recognized a loss of $3.2 million, which was included in interest expense in our Consolidated Statements of Operations.

Subsequent to January 31, 2009, our swaps will no longer be effective and any losses will be recognized in the Consolidated Statements of Operations as interest expense.

At January 31, 2009 and January 31, 2008 approximately $325 million and $234 million, respectively, of our debt was variable rate debt after considering the impact of the swaps. A hypothetical 10% adverse movement in the interest rate on variable rate debt would affect interest expense by approximately $2.8 million on an annual basis.

Commodities

We rely on the supply of certain raw materials and other inputs in our production process, including aluminum, steel, and natural gas. We manage the exposure associated with these commitments primarily through the terms of our supply and procurement contracts. In recent periods there has been significant volatility in the global prices of steel, aluminum, and natural gas, which have had an impact on our business. We typically use forward-fixed contracts to hedge against changes in commodity prices for a majority of our outstanding purchase commitments. We also enter into forward purchase commitments for natural gas to mitigate market fluctuations in natural gas prices. The use of fixed-forward contracts could result in our paying greater than market prices for these commodities.

In accordance with industry practice, we generally pass through fluctuations in the price of aluminum to our customers. We generally enter into fixed-forward contracts for aluminum based on volume projections from our customers that coincide with the applicable pass-through pricing adjustment periods. In recent periods, customer volumes have decreased significantly relative to their projections, while at the same time market prices for aluminum have fallen sharply. As a result, we have fixed-forward contracts for aluminum based on projected volumes at prices that are well above current market levels, while the amount of the cost we can pass through to the customer has decreased to reflect the lower market cost of aluminum. This potential inability to pass on price increases to our customers could adversely affect our operating margins and cash flow, and result in lower operating income and profitability. The full impact of these fixed-forward contracts will depend on the fixed-forward contract price relative to the market prices for aluminum that are used to determine customer pricing,

We have also been successful in negotiating with some of our customers to pass through a portion of fluctuations in the price of steel. If our costs for steel increase, we will attempt to mitigate the impact of the higher material costs through pricing actions with our customers, although those actions may not be sufficient to offset increased costs. In addition, our customers are not contractually obligated to accept certain of these price increases, and in light of current market conditions, they may be less likely to accept the increases currently and in the future than they have been in the past.

Item 8.	Financial Statements and Supplementary Data

HAYES LEMMERZ INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hayes Lemmerz International, Inc.:

We have audited the accompanying consolidated balance sheets of Hayes Lemmerz International, Inc. and subsidiaries (the Company) as of January 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15. We also have audited the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting Item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hayes Lemmerz International, Inc. and subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is engaged in discussions with the lenders of their credit facility, holders of their senior notes and others regarding restructuring of the debt. If the Company does not reach an acceptable agreement with their creditors and obtain additional sources of liquidity, it is unlikely they will be able to make scheduled interest payments on their debt or satisfy other conditions and requirements under their debt obligations. These factors, together with continued operating losses and the impact of adverse industry conditions, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1, Description of Business. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 20 to the consolidated financial statements, the Company restated its financial statements for the years ended January 31, 2008 and 2007.

As discussed in Note 2 to the consolidated financial statements, effective January 31, 2007, the Company adopted the balance sheet provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB No. 87, 88, 106 and 132(R) and on February 1, 2008 adopted the measurement provisions. As discussed in Note 2 to the consolidated financial statements, effective February 1, 2007, the Company changed its method of accounting for income taxes pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

/s/  KPMG LLP

Detroit, Michigan
May 4, 2009

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended
		January 31,	January 31,	January 31,
		2009	2008	2007
		(Dollars in millions, except per share amounts)

Net sales		$1,904.3	$2,126.7	$1,796.8
Cost of goods sold		1,716.9	1,917.7	1,637.8

Gross profit		187.4	209.0	159.0
Marketing, general, and administrative		145.2	153.5	125.3
Amortization of intangible assets	Note 7	10.7	10.2	10.2
Asset impairments and other restructuring charges	Note 11	22.2	85.5	32.8
Goodwill and other intangible assets impairment	Note 7	238.0	—	—
Other expense (income), net		23.6	(1.5)	(13.8)

(Loss) earnings from operations		(252.3)	(38.7)	4.5
Interest expense, net		61.1	62.2	75.2
Other non-operating expense		3.2	8.5	—
Loss on early extinguishment of debt	Note 8	6.5	21.5	—

Loss from continuing operations before taxes and minority interest		(323.1)	(130.9)	(70.7)
Income tax expense	Note 14	30.7	29.9	40.2

Loss from continuing operations before minority interest		(353.8)	(160.8)	(110.9)
Minority interest	Note 16	16.4	21.0	10.6

Loss from continuing operations		(370.2)	(181.8)	(121.5)
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax of ($0.8), $0.6, and ($1.1), respectively	Note 12	0.9	2.2	(43.0)
Loss on sale of discontinued operations, net of tax of $0.0, $2.0, and $0.0, respectively	Note 12	(2.4)	(14.8)	(2.4)

Total loss from discontinued operations, net of tax	Note 12	(1.5)	(12.6)	(45.4)

Net loss		$(371.7)	$(194.4)	$(166.9)

Loss per common share data
Basic and diluted:			Restated	Restated

Loss from continuing operations	Notes 2 & 20	$(3.65)	$(2.09)	$(2.10)
Earnings (loss) from discontinued operations		—	0.03	(0.75)
Loss on sale of discontinued operations		(0.02)	(0.17)	(0.04)

Net loss	Notes 2 & 20	$(3.67)	$(2.23)	$(2.89)

Weighted average shares outstanding (in thousands)	Notes 2 & 20	101,345	87,040	57,836

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		January 31,	January 31,
		2009	2008
		(Dollars in millions)

ASSETS
Current assets:
Cash and cash equivalents	Note 2	$107.5	$160.2
Receivables, net	Note 2	157.3	305.6
Other receivables	Note 17	15.4	48.3
Inventories	Note 4	156.9	179.1
Assets held for sale	Note 6	8.1	21.4
Deferred tax assets	Note 14	3.2	5.0
Prepaid expenses		7.7	7.2

Total current assets		456.1	726.8
Property, plant, and equipment, net	Note 5	499.2	616.8
Goodwill	Note 7	—	240.5
Customer relationships, net	Note 7	87.8	103.7
Other intangible assets, net	Note 7	24.6	65.0
Deferred tax assets	Note 14	—	4.2
Other assets		28.5	48.9

Total assets		$1,096.2	$1,805.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	Note 8	$46.6	$32.9
Current portion of long-term debt	Note 8	622.1	4.8
Accounts payable		133.0	372.0
Accrued payroll and employee benefits		53.2	76.4
Liabilities held for sale	Note 6	—	8.2
Other accrued liabilities		66.3	61.6

Total current liabilities		921.2	555.9
Long-term debt, net of current portion	Note 8	1.4	572.2
Deferred tax liabilities	Note 14	46.7	76.1
Pension and other long-term liabilities	Note 10	354.0	328.9
Minority interest	Note 16	65.8	70.5
Commitments and contingencies	Note 13
Stockholders’ equity:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at January 31, 2009 or January 31, 2008		—	—
Common stock, par value $0.01 per share:
200,000,000 shares authorized; 101,819,597 and 101,057,966 issued and outstanding at January 31, 2009 and January 31, 2008, respectively		1.0	1.0
Additional paid in capital		887.1	882.0
Accumulated deficit		(1,302.1)	(928.7)
Accumulated other comprehensive income	Note 2	121.1	248.0

Total stockholders’ equity		(292.9)	202.3

Total liabilities and stockholders’ equity		$1,096.2	$1,805.9

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,	January 31,	January 31,
	2009	2008	2007
	(Dollars in millions)

Cash flows from operating activities:
Net loss	$(371.7)	$(194.4)	$(166.9)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Net loss from discontinued operations	1.5	12.6	45.4
Depreciation and tooling amortization	93.8	101.9	101.3
Amortization of intangibles	10.7	10.2	10.2
Amortization of deferred financing fees and accretion of discount	2.3	3.4	5.7
Change in deferred income taxes	(14.9)	(5.4)	16.2
Asset impairments	9.4	81.1	22.0
Goodwill and other intangible assets impairment	238.0	—	—
Minority interest	16.4	21.0	10.6
Equity compensation expense	4.9	11.1	2.0
Loss on early extinguishment of debt	6.5	21.5	—
Loss (gain) on sale of assets and businesses	36.9	11.5	(2.3)
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	104.6	(39.9)	(30.9)
Other receivables	32.9	(5.1)	57.7
Inventories	(6.7)	(9.1)	(6.9)
Prepaid expenses and other	8.8	(10.9)	1.3
Accounts payable and accrued liabilities	(235.8)	98.2	5.3

Cash (used for) provided by operating activities	(62.4)	107.7	70.7

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(80.2)	(102.4)	(70.4)
Sale of assets and businesses	(24.0)	2.3	10.2
Capital contributed by minority shareholders	—	—	0.4

Cash used for investing activities	(104.2)	(100.1)	(59.8)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	21.0	1.2	1.6
Proceeds from issuance of long term debt	—	524.1	—
Proceeds from revolver	125.0	—	—
Repayment of long-term debt	(4.3)	(659.6)	(20.9)
Dividends to minority shareholders	(12.4)	(11.8)	(3.9)
Call premium on redemption of Senior Notes	—	(9.0)	—
Bank finance fees paid	(2.8)	(14.8)	(4.0)
Fees paid for extinguishment of debt	(1.5)	—	—
Net proceeds from issuance of common stock	—	185.4	—

Cash provided by (used for) financing activities	125.0	15.5	(27.2)

Cash flows of discontinued operations:
Net cash provided by operating activities	2.2	2.7	26.2
Net cash (used for) provided by investing activities	(2.4)	94.6	(2.9)
Net cash used for financing activities	—	(4.9)	(13.4)

Net cash (used for) provided by discontinued operations	(0.2)	92.4	9.9
Effect of exchange rate changes on cash and cash equivalents	(10.9)	6.2	2.4

(Decrease) increase in cash and cash equivalents	(52.7)	121.7	(4.0)
Cash and cash equivalents at beginning of period	160.2	38.5	42.5

Cash and cash equivalents at end of period	$107.5	$160.2	$38.5

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
		Par	Paid in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income	Total
	(Dollars in millions, except share amounts)

Balance at January 31, 2006	37,991,269	$0.4	$675.9	$(566.3)	$73.3	$183.3
Preferred stock dividends declared	—	—	—	(0.4)	—	(0.4)
Comprehensive income (loss):
Net loss	—	—	—	(166.9)	—	(166.9)
Currency translation adjustment, net of tax of $0.8	—	—	—	—	44.8	44.8
Minimum pension liability adjustment, net of tax of $3.1	—	—	—	—	4.6	4.6
Unrealized loss on derivatives	—	—	—	—	(2.5)	(2.5)

Total comprehensive loss						(120.0)
Shares issued due to vesting of restricted stock units	474,092	—	—	—	—	—
Shares of redeemable preferred stock of subsidiary converted into common stock	5,073	—	—	—	—	—
Adjustment resulting from adoption of SFAS 158, net of tax of $0.7	—	—	—	—	36.2	36.2
Equity compensation expense	—	—	2.7	—	—	2.7

Balance at January 31, 2007	38,470,434	0.4	678.6	(733.6)	156.4	$101.8

Preferred stock dividends declared	—	$—	$—	$(0.7)	$—	$(0.7)
Comprehensive income (loss):
Net loss	—	—	—	(194.4)	—	(194.4)
Currency translation adjustment, net of tax of $2.6	—	—	—	—	55.2	55.2
Change in retirement plans’ funding status, net of tax of $4.5	—	—	—	—	36.7	36.7
Change in unrealized loss on derivatives, net of tax of $0.0	—	—	—	—	(0.3)	(0.3)

Total comprehensive loss						(102.8)
Shares issued for options exercised and restricted stock units vested	2,025,503	—	—	—	—	—
Common stock issued to note holders	1,049,020	—	5.3	—	—	5.3
Common stock issued, net of fees	59,423,077	0.6	184.8	—	—	185.4
Shares of redeemable preferred stock of subsidiary converted into common stock	89,932	—	2.1	—	—	2.1
Equity compensation expense	—	—	11.2	—	—	11.2

Balance at January 31, 2008	101,057,966	$1.0	$882.0	$(928.7)	$248.0	$202.3

Preferred stock dividends declared	—	—	—	(0.5)	—	(0.5)
Comprehensive income:
Net loss	—	—	—	(371.7)	—	(371.7)
Currency translation adjustment, net of tax ($0.8)	—	—	—	—	(60.4)	(60.4)
Change in retirement plans’ funding status, net of tax of $1.3	—	—	—	—	(70.6)	(70.6)
Change in unrealized loss on derivatives, net of tax of $0.0	—	—	—	—	4.7	4.7

Total comprehensive loss	—	—	—	—	—	(498.0)
Shares of redeemable preferred stock of subsidiary converted into common stock	14,152	—	0.2	—	—	0.2
Shares issued for vested restricted stock units	747,479	—	—	—	—	—
Pension measurement date adjustment	—	—	—	(1.2)	(0.6)	(1.8)
Equity compensation expense	—	—	4.9	—	—	4.9

Balance at January 31, 2009	101,819,597	$1.0	$887.1	$(1,302.1)	$121.1	$(292.9)

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 31, 2009, 2008, and 2007

Note 1.	Description of Business

Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to a fiscal year means the 12-month period commencing on February 1st of that year and ending on January 31st of the following year (i.e., “fiscal 2008” refers to the period beginning February 1, 2008 and ending January 31, 2009, “fiscal 2007” refers to the period beginning February 1, 2007 and ending January 31, 2008, and “fiscal 2006” refers to the period beginning February 1, 2006 and ending January 31, 2007).

Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a supplier of automotive powertrain components. We have global operations with 23 facilities, including business and sales offices and manufacturing facilities located, in 12 countries around the world. We sell our products to the major manufacturers of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

Our current sources of liquidity are not sufficient to fund our operations through May 2009. As a result of current conditions in the automotive industry and our recurring operating losses, negative cash flows, and need for additional financing, the audit report relating to our consolidated financial statements for the year ended January 31, 2009 contains an explanatory paragraph regarding our ability to continue as a going concern. While the lenders under our New Credit Facility have waived defaults under our New Credit Facility that result from our receipt of such a going concern explanatory paragraph, we will need to reach an acceptable agreement with our creditors regarding a recapitalization of the Company and restructuring of our indebtedness in a Chapter 11 proceeding.

A majority of the lenders under our New Credit Facilities have, subject to approval of the bankruptcy court in which we file petitions under Chapter 11, agreed to provide us with DIP Financing in an aggregate amount of up to $100 million ($80 million of which is committed pursuant to the terms and conditions of a commitment letter). A Chapter 11 filing will result in a default under our New Credit Facility, our Notes, and certain of our other debt obligations, and those debts will become automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against us under applicable bankruptcy law.

We believe that our currently outstanding common stock will have no value and will be cancelled under any plan of reorganization we may propose under Chapter 11. We also believe that the holders of our Notes are unlikely to receive more than a de minimis distribution on account of their interests in the Notes and that such interests could be cancelled under any plan of reorganization we may propose under Chapter 11. There can be no assurance, however, that any agreement regarding the recapitalization and restructuring of the Company under Chapter 11 will be obtained on acceptable terms with the necessary parties. Should the bankruptcy court not approve our proposed DIP Financing, or should we be unable to propose and implement a successful plan of reorganization, we would not be able to continue as a going concern.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of

53.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business and do not reflect adjustments that might result if we are unable to continue as a going concern. Our recent history of significant losses, deficit in stockholders’ equity and issues related to non-compliance with debt covenants raise substantial doubt about our ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, our ability to successfully complete a restructuring of our existing indebtedness and find sources of additional liquidity, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet our obligations.

Summary of Significant Accounting Policies

Principles of Consolidation:  Our consolidated financial statements include the accounts of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Our minority investments in joint ventures are accounted for under the equity method. The financial position as of January 31, 2009, 2008, and 2007 and results of operations for all periods presented for these joint ventures were not material to our consolidated financial statements.

Cash and Cash Equivalents:  Cash and cash equivalents include short-term investments with original maturities of 90 days or less. As of January 31, 2009 and 2008, we had restricted cash of $2.3 million and $2.2 million, respectively. The balance in both years includes $1.6 million of cash held in escrow that was related to the sale of our Bristol, Indiana and Montague, Michigan facilities (see Note 3, Acquisitions and Divestitures of Businesses, for additional information on the sale of these facilities). The cash held in escrow is to secure the indemnification obligations under the stock purchase agreement for these facilities. The remainder of the restricted cash in both years is for cash held in escrow related to the sale of our Romulus, Michigan facility in January 1998 and is to be used for the remediation of environmental liabilities. We also had cash balances of $5.0 million and $3.0 million for the years ending January 31, 2009 and 2008, respectively, primarily related to compensating balances at our German plant for the accounts receivable securitization program as well as collateral at our Spain facility in order to obtain favorable pricing with our steel supplier.

Accounts Receivable:  Receivables are presented net of allowances for doubtful accounts of approximately $0.3 million and $1.5 million at January 31, 2009 and January 31, 2008, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts provides for losses believed to be inherent within our receivables (primarily trade receivables). We evaluate both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends, and general economic conditions. Accounts receivable are written off when it becomes apparent such amounts will not be collected. We believe that the allowance for uncollectible accounts is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers. See Note 17, Off Balance Sheet Arrangements, for a description of our domestic accounts receivable securitization facility.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Special Tooling:  Expenditures made to meet special tooling requirements are capitalized. Special tooling, which is reimbursable by the customer, is classified as either a current asset in accounts receivable or as other current assets in the Consolidated Balance Sheets, depending upon the expected time of reimbursement, and was $6.1 million and $8.5 million as of January 31, 2009 and 2008, respectively. Special tooling that is not reimbursable by the customer is classified as a non-current asset and is charged to cost of goods sold on a straight-line basis over a five year period or the estimated useful life, whichever is shorter.

Goodwill and Other Intangible Assets:  Goodwill and other indefinite-lived intangible assets are tested for impairment annually. We test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” (SFAS 142). To conduct our impairment testing, we compare the fair value of our reporting units to the related net book value. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss is measured and recognized. Other definite-lived intangible assets continue to be amortized on a straight line basis over their estimated lives.

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

Impairment of Long-lived Assets:  We review the carrying value of long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with FASB SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell and are no longer depreciated (see Note 11, Asset Impairments and Other Restructuring Charges).

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

We enter into swap agreements from time to time to hedge our exposure to fluctuations in interest rates on our variable rate debt. We apply hedge accounting to our swaps, as provided for in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” We assess hedge effectiveness at least quarterly and recognize any gain/loss for the ineffective portion of the hedge in our Consolidated Statements of Operations.

Pension and Postretirement Benefits Other Than Pension:  Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a significant impact on plan obligations and expense. Each January, we review the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments.

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

Effective January 31, 2007, we adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires an employer to recognize the over funded or under funded status of defined benefit pension and postretirement plans (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. During the first quarter of fiscal 2008, we recorded $1.2 million as a decrease of beginning retained earnings and $0.6 million as a decrease of accumulated other comprehensive income due to the change in measurement date.

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

The balance of accumulated other comprehensive income consisted of the following for the years indicated (in millions):

	Year Ended January 31,
	2009	2008	2007

Currency translation adjustment	$124.8	$185.2	$130.0
Pension adjustments	(3.7)	67.5	30.8
Unrealized loss on derivatives — cash flow hedge	—	(4.7)	0.3
Unrealized loss on derivatives — net investment hedge	—	—	(4.7)

Total	$121.1	$248.0	$156.4

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

Research and Development Costs:  Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 2009, 2008, and 2007 were approximately $12.4 million, $9.6 million, and $4.4 million, respectively.

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

The balance of our product warranty liability consisted of the following for the years indicated (in millions):

	Year Ending January 31,
	2009	2008	2007

Balance at the beginning of year	$0.1	$0.1	$2.6
Change in accrual	0.5	0.1	(0.1)
Cash payments	(0.5)	(0.1)	(2.4)

Balance at the end of year	$0.1	$0.1	$0.1

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

Foreign Currency Translation/Transaction:  Assets and liabilities of subsidiaries denominated in foreign currencies are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a component of accumulated other comprehensive income in the stockholders’ equity section of the Consolidated Balance Sheets. In fiscals 2008, 2007, and 2006 we recorded foreign currency transaction losses of $1.7 million, $2.4 million, and $1.5 million, respectively. Foreign currency transaction losses are included in the Consolidated Statements of Operations as a component of other income, net.

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

We account for the recognition and measurement of tax positions taken in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. Our policy is to report interest related to unrecognized tax benefits in interest expense and penalties, if any, related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Operations.

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

Weighted Average Shares Outstanding:  Basic earnings per share are calculated by dividing net earnings (losses) by the weighted average shares outstanding during the period. Diluted earnings per share reflect the weighted average impact of all potentially dilutive securities from the date of issuance. Weighted average shares outstanding used in calculating earnings per share were (in thousands):

	January 31,
	2009	2008	2007

Basic weighted average shares outstanding	101,345	87,040	57,836
Dilutive effect of options and warrants	—	—	—

Diluted weighted average shares outstanding	101,345	87,040	57,836

For the years ended January 31, 2009, 2008, and 2007 approximately 2.0 million, 2.6 million, and 2.3 million shares, respectively, attributable to options and warrants and 79,378, 81,118, and 97,034 shares, respectively, of subsidiary preferred stock, which are convertible into our common stock, were excluded from the calculation of weighted average shares outstanding as the effect was anti-dilutive. See Note 20, Prior Period Accounting Errors, for additional information on the calculation of weighted average shares and earnings per share.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows:  The following is additional information to the Consolidated Statements of Cash Flows for the years indicated (dollars in millions):

	January 31,
	2009	2008	2007

Supplemental cash flow disclosures:
Cash paid for interest	$53.1	$59.1	$70.7
Net cash paid for income taxes on continuing operations	45.8	33.4	18.7
Net cash (received) paid for income taxes on discontinued operations	—	(0.4)	2.6

Stock-Based Compensation:  We account for stock based compensation in accordance with SFAS 123R, “Share-Based Payment” (SFAS 123R), which we adopted on February 1, 2006. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Expense is recognized based on the vesting period of the awards. There was no material adjustment to our Consolidated Statement of Operations upon adoption of SFAS 123R.

Note 3.	Acquisitions and Divestitures of Businesses

On June 13, 2008 we sold our Hoboken, Belgium subsidiary to BBS International GmbH (BBS), a subsidiary of Punch International NV (Punch). Under the agreement, BBS acquired all of the outstanding shares of stock of Hayes Lemmerz Belgie B.V.B.A., which had operations in Hoboken (near Antwerp, Belgium). The Hoboken factory produced cast aluminum wheels for passenger cars and employed approximately 315 people. The purchase price of the transaction was not material to either party. We recorded a loss on the sale of approximately $35.7 million in fiscal 2008, which is included in other income, net in the Consolidated Statements of Operations, and we contributed $27.0 million in cash as part of the transaction.

On November 9, 2007 we completed the sale of our Automotive Brake Components division (Brakes business) to Brembo North America, Inc. Under the agreement, Brembo North America, Inc., a subsidiary of Brembo S.p.A., acquired all of the stock of two subsidiary companies that run the brake manufacturing operations in Homer, Michigan and Monterrey, Mexico, and certain assets used in connection with the division’s sales, marketing and engineering group located at our headquarters in Northville, Michigan. Proceeds from the sale were approximately $57 million. We recognized a gain on the sale of approximately $16.8 million. See Note 12, Discontinued Operations, for the operating results of the business.

During the second quarter of fiscal 2007 we classified our Wabash, Indiana facility as an asset held for sale. On July 5, 2007 we sold our Wabash facility. We recorded a loss on the sale of $11.0 million, which is included in other income, net in the Consolidated Statements of Operations.

On June 29, 2007 our wholly owned subsidiary, Hayes Lemmerz Holding GmbH, completed the sale of all of the issued and outstanding shares of capital stock of MGG Group B.V. (MGG Group) to an affiliate of ECF Group, a privately held company based in the Netherlands and Switzerland. MGG Group and its subsidiaries operate aluminum casting and machining facilities located in Tegelen and Nieuw Bergen, the Netherlands and in Antwerp, Belgium, and represented our International Components business. We received proceeds of approximately $17.5 million. We recorded a loss on the sale of $27.5 million. See Note 12, Discontinued Operations, for the operating results of the business.

In the beginning of fiscal 2007 we sold the outstanding shares of stock of Hayes Lemmerz International — Bristol, Inc. and Hayes Lemmerz International — Montague, Inc., which operated our suspension business operations in Bristol, Indiana and Montague, Michigan. We received consideration for the sale of approximately $26.2 million, which consisted of approximately $21.1 million in cash plus the assumption of approximately $5.1 million of debt under capital leases for equipment at the facilities. We recorded a loss on the sale of $3.6 million. In October 2006 we sold the outstanding shares of stock of Hayes Lemmerz International — Southfield Inc., which operated our Southfield,

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Michigan iron suspension components machining plant. We received net cash proceeds of approximately $18 million and recorded a loss on the sale of $1.7 million. On December 5, 2005 we sold the outstanding shares of stock of Hayes Lemmerz International — Cadillac, Inc., a wholly-owned subsidiary that produced ductile iron castings operating in Cadillac, Michigan, to a group of private investors. There were no proceeds associated with the sale of our Cadillac facility and we recorded a loss on sale of $4.7 million. These facilities made up our suspension components business (Suspension business) and were part of our previous Components segment. We divested these operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses. See Note 12, Discontinued Operations, for the operating results of the business.

Note 4.	Inventories

The major classes of inventory are as follows (dollars in millions):

	January 31,	January 31,
	2009	2008

Raw materials	$48.0	$41.4
Work-in-process	18.7	41.8
Finished goods	60.2	62.4
Spare parts and supplies	30.0	33.5

Total	$156.9	$179.1

Note 5.	Property, Plant, and Equipment

The major classes of property, plant, and equipment are as follows (dollars in millions):

	January 31,	January 31,
	2009	2008

Land	$39.5	$46.4
Buildings	156.0	196.7
Machinery and equipment	702.0	758.7

	897.5	1,001.8
Accumulated depreciation	(398.3)	(385.0)

Property, plant, and equipment, net	$499.2	$616.8

Depreciation expense and tooling amortization are as follows (dollars in millions):

	Year Ended January 31,
	2009	2008	2007

Depreciation expense	$87.1	$94.5	$90.6
Tooling amortization	6.7	7.4	10.7

Total	$93.8	$101.9	$101.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Assets Held for Sale

Assets held for sale consist of the following (dollars in millions):

	January 31,	January 31,
	2009	2008

Gainesville, Georgia facility	$5.3	$—
Huntington, Indiana facility	1.7	2.7
Ferndale, Michigan facility	1.1	—
Nuevo Laredo, Mexico business	—	16.0
Howell, Michigan facility	—	2.7

Total	$8.1	$21.4

The Gainesville, Georgia facility was classified as an asset held for sale as of January 31, 2009. We have a definitive agreement with Punch Property International NV for the sale of the facility. Punch Property International NV has not completed the purchase of the property as contemplated by the agreement and we have commenced litigation seeking specific performance of the agreement and damages. During fiscal 2008, we reduced the fair value of our Huntington, Indiana facility based on declining market conditions. We classified our Ferndale, Michigan technical facility as an asset held for sale as of January 31, 2009 per the criteria in SFAS 144. The Nuevo Laredo, Mexico facility was classified as an asset held for sale as of January 31, 2008. However negotiations with an interested buyer have failed due to the buyer’s inability to secure financing. The Nuevo Laredo, Mexico powertrain components facility was reclassified as held and used as of January 31, 2009. As of January 31, 2009, we reclassified our Howell, Michigan facility as held and used since we no longer believe that the sale of the building will be completed within a one year period as per SFAS 144.

The balances of assets and liabilities of our Nuevo Laredo facility classified as held for sale were as follows (dollars in millions):

	January 31,	January 31,
	2009	2008

Receivables	$—	$11.3
Inventories	—	4.1
Prepaid expenses and other assets	—	0.1
Property, plant, and equipment, net	—	0.5

Total assets held for sale	$—	$16.0

Accounts payable and accrued liabilities	$—	$8.0

Total liabilities held for sale	$—	$8.0

As of January 31, 2008, we also had a balance of $0.2 million in accrued liabilities held for sale for our suspension business.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (dollars in millions):

		January 31, 2009			January 31, 2008
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Customer relationships	30 years	$108.8	$(21.0)	$87.8	$123.4	$(19.7)	$103.7
Customer contracts	6 years	21.9	(21.3)	0.6	25.1	(21.8)	3.3
Unpatented technology	8 years	27.9	(19.9)	8.0	31.2	(18.4)	12.8

	15 years	$158.6	$(62.2)	$96.4	$179.7	$(59.9)	$119.8

Non-amortized intangible assets:
Trade names		$16.0			$48.9
Goodwill		$—			$240.5

Total amortization expense for amortized intangible assets was $10.7 million, $10.2 million, and $10.2 million for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. We expect that ongoing amortization expense will decline from approximately $7.6 million to approximately $3.6 million over the next five fiscal years.

The changes in the net carrying amount of goodwill by segment are as follows (dollars in millions):

	Automotive
	Wheels	Other	Total

Balance as of January 31, 2008	$240.5	$—	$240.5
Purchase of Brazil minority interest	1.5	—	1.5
Goodwill impairment	(211.4)	—	(211.4)
Effects of currency translation	(30.6)	—	(30.6)

Balance as of January 31, 2009	$—	$—	$—

We test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS 142. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for our testing methodology.

During the period from November 1, 2008 through January 31, 2009, there was a significant adverse change in the business climate as expected volumes in the short and medium-term declined significantly. As a result of this triggering event, we tested our goodwill and other non-amortized intangible assets for impairment as of January 31, 2009 in addition to the work performed based on November 1, 2008 balances. Based on our testing, we recorded an impairment of $238 million for the year ended January 31, 2009, of which $211 million relates to goodwill and $27 million relates to trade names.

Note 8.	Bank Borrowings, Other Notes, and Long-Term Debt

Short term bank borrowings and other notes were $46.6 million as of January 31, 2009 with a weighted average interest rate of 5.4%, and $32.9 million as of January 31, 2008 with a weighted average interest rate of 6.0%. These consisted primarily of short-term credit facilities at our foreign subsidiaries.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of the following (dollars in millions):

	January 31,	January 31,
	2009	2008

Various foreign bank and government loans maturing through 2014, weighted average interest rates of 3.9% and 4.0% at January 31, 2009 and 2008, respectively	$2.3	$3.3
Term Loan maturing 2014, weighted average interest rate of 10.2% and 7.4% as of January 31, 2009 and January 31, 2008, respectively	328.9	381.5
8.25% New Senior Notes due 2015	167.3	192.2
Revolving Credit Facility at 8.5% as of January 31, 2009	125.0	—

	623.5	577.0
Less current portion of long-term debt	622.1	4.8

Long-term debt, net of current portion	$1.4	$572.2

In January 2009, we favorably modified the leverage ratio and interest coverage ratio covenants under our New Credit Facilities for the fourth quarter of fiscal 2008 and for each quarter of fiscal 2009. Absent the amendment, we would have been in default of our covenants as of January 31, 2009. In addition, due to the continuing deterioration in the global economy and the automotive industry in particular, it will be increasingly difficult for us to achieve continued compliance in subsequent periods without repaying borrowings under the Revolving Credit Facility, absent a waiver or a further amendment from our lenders. In accordance with Emerging Issues Task Force 86-30, “Classification of Obligations When a Violation Is Waived by the Creditor,” we reclassified our debt to current as of January 31, 2009. The long-term debt repayment schedule for the next five fiscal years is as follows (dollars in millions):

	2009	2010	2011	2012	2013	Total

Various foreign bank and government loans	$0.9	$0.7	$—	$—	$—	$1.6
Term loan	328.9	—	—	—	—	328.9
8.25% Senior notes	167.3	—	—	—	—	167.3
Revolving credit facility	125.0	—	—	—	—	125.0

Total	$622.1	$0.7	$—	$—	$—	$622.8

Euro Denominated Debt

The balance of our Term Loan maturing 2014 was approximately €255.4 million and €258.1 million as of January 31, 2009 and January 31, 2008 respectively. The balance of our 8.25% New Senior Notes due 2015 was €130 million as of January 31, 2009 and January 31, 2008. The US Dollar balance of the Term Loan maturing 2014 decreased from $381.5 million as of January 31, 2008 to $328.9 million as of January 31, 2009, which was primarily due to strengthening of the dollar relative to the euro compared to the prior year. The US Dollar balance of the 8.25% New Senior Notes due 2015 decreased from $192.2 million as of January 31, 2008 to $167.3 million as of January 31, 2009, also due to the strengthening of the dollar relative to the euro.

Rights Offering

In May 2007, we distributed to stockholders of record as of April 10, 2007 non-transferable subscription rights to purchase 55,384,615 shares of our common stock at a price of $3.25 per share in connection with the Rights Offering. Stockholders on the record date received 1.3970 rights for each share of our common stock held on the record date. The Rights Offering was fully subscribed. Deutsche Bank Securities, Inc. also exercised its right to purchase 4,038,462 shares of our common stock at a price of $3.25 per share pursuant to the Direct Investment. On

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 30, 2007 we closed on the Rights Offering and Direct Investment and issued 59,423,077 new shares of common stock. Net proceeds of $185.4 million, after fees and expenses of $7.7 million, were used to repurchase the outstanding 10 1/2% Senior Notes due 2010 (Old Notes) pursuant to the tender offer described below, with the excess being used to provide working capital and for general corporate purposes.

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

Credit Facility

Prior to May 30, 2007, we had a $625 million senior secured credit facility (Old Credit Facility), which consisted of a first lien $375 million term loan due June 3, 2009 (Term Loan B), a second lien $150 million term loan due June 3, 2009 (Term Loan C) and a $100 million revolving credit facility due June 3, 2008.

On May 30, 2007 we amended and restated the Old Credit Facility to establish three new senior secured credit facilities in an amount of approximately $495 million (New Credit Facilities). The proceeds from the New Credit Facilities, together with the proceeds of other financing activities, were used to refinance our obligations under the

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Old Credit Facility. Additional proceeds were used to replace existing letters of credit and to provide for working capital and other general corporate purposes, and to pay the fees and expenses associated with the New Credit Facilities.

The New Credit Facilities consist of a term loan facility of €260 million maturing in 2014 borrowed by Hayes Luxembourg, a revolving credit facility of $125 million maturing in 2013 available to HLI Opco and Hayes Luxembourg (Revolving Credit Facility), and a synthetic letter of credit facility of €15 million available to both borrowers. The interest rate for the term loan was initially the EURIBOR rate plus 2.75% per annum. The interest rate for the Revolving Credit Facility was initially the Citibank base rate plus 2.0% per annum for borrowings by HLI Opco, which was the only borrower under the Revolving Credit Facility. On January 29, 2009 we amended the New Credit Facilities to favorably modify the financial covenants and make other changes. In connection with these amendments, the interest rate on the term loan was increased to the EURIBOR rate plus 6.0% per annum, with a EURIBOR floor of 3.50% and the interest rate on the Revolving Credit Facility was increased to Citibank base rate plus 5.25% per annum for borrowings by HLI Opco.

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

As of January 31, 2009 we borrowed $125 million under the Revolving Credit Facility and issued $19.1 million in letters of credit under the synthetic letter of credit facility. Pursuant to the amendment to the Credit Facility on January 29, 2009, HLI Opco is restricted from repaying current borrowings of $125 million under the Revolving Credit Facility unless we have achieved EBITDA of at least $200 million for the twelve months preceding the date of the repayment. As of January 31, 2008 there were no outstanding borrowings, approximately $0.8 million in letters of credit issued under the Revolving Credit Facility, and approximately $20.8 million in letters of credit issued under the synthetic letter of credit facility. There were no available funds under the Revolving Credit Facility as of January 31, 2009 and $124.2 million available as of January 31, 2008. The amount available to issue under the synthetic letter of credit at January 31, 2009 and January 31, 2008 was $0.3 million and $1.3 million, respectively.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covenant Compliance

As of January 31, 2009, we were in compliance with all applicable covenants and restrictions of our New Credit Facilities, as amended. However, in light of the continuing deterioration in the global economy and the automotive industry in particular, it will be increasingly difficult for us to achieve continued compliance in subsequent periods without repaying borrowings under the Revolving Credit Facility, absent a waiver or a further amendment from our lenders. Therefore, we can give no assurance that we will be able to continue to retain borrowings under the Revolving Credit Facility without restrictions or otherwise comply with the amended covenants in future periods. Such an event could result in a significant reduction in our available liquidity or the acceleration of amounts due under the New Credit Facilities and the New Notes.

Our independent registered public accounting firm has included in its report on our consolidated financial statements an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. The lenders under our New Credit Facilities have, however, waived defaults under our New Credit Facilities that result from our receipt of this going concern explanatory paragraph. Our ability to continue as a going concern is dependent upon our ability to recapitalize the Company and restructure our outstanding indebtedness pursuant to a voluntary bankruptcy filing under Chapter 11. We are currently engaged in discussions with representatives of the lenders under our New Credit Facilities, the holders of our New Notes, and others regarding a recapitalization of the Company and restructuring of our existing indebtedness through a Chapter 11 proceeding. A majority of the lenders under our New Credit Facilities have, subject to approval of the bankruptcy court in which we file petitions under Chapter 11, agreed to provide us with DIP Financing in an aggregate amount of up to $100 million ($80 million of which is committed pursuant to the terms and conditions of a commitment letter). There can be no assurance, however, that an agreement regarding a recapitalization and restructuring of the Company under Chapter 11 will be obtained on acceptable terms with the necessary parties. Should the bankruptcy court not approve our proposed DIP Financing, or should we be unable to develop, propose, and implement a successful plan of reorganization, we would not be able to continue as a going concern.

Loss on early extinguishment of debt

In January 2009 we recorded a loss on early extinguishment of debt of $6.5 million related to the amendment of our Term Loan credit agreement, which primarily consisted of $5.0 million in unamortized debt expenses and $1.5 million of fees paid to creditors. The loss of $21.5 million during fiscal 2007 primarily consisted of $9.0 million paid to note holders for the call premium on the redemption of the Old Notes and $12.2 million in unamortized debt expenses and other expenses.

Note 9.	Derivative Instruments and Hedging Activities

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

In addition, we are exposed to fluctuations in interest rates on our variable rate debt. In January 2006 we entered into an interest rate swap agreement with a total notional value of $50 million to hedge the variability of interest payments associated with our variable-rate term debt. The swap agreement was expected to settle in January 2009, and qualified for cash flow hedge accounting treatment. During the first quarter of fiscal 2007 the swap was effective. During the second quarter of 2007 we terminated the swap due to our debt restructuring and recognized the loss associated with the swap. During the second quarter of fiscal 2007, we entered into interest rate swaps with total notional amount of €70 million. The swaps became effective on August 28, 2007 and mature on August 28,

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012. During the third quarter of fiscal 2007, we entered into interest rate swaps with total notional amount of €50 million. The swaps became effective on September 30, 2007 and mature on September 30, 2012. During the

66.1

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first quarter of fiscal 2008 we entered into an interest rate swap with total notional amount of €50 million. The swap became effective on February 28, 2008 and was to mature on February 28, 2012. During the fourth quarter of fiscal 2008 we terminated the swap and recognized the loss of $3.2 million, which was included in interest expense in our Consolidated Statements of Operations. In addition, we reclassified unrealized losses of $5.6 million related to our interest rate swaps from accumulated other comprehensive income to interest expense. Subsequent to January 31, 2009, our swaps will no longer be effective and any losses will be recognized in the Consolidated Statements of Operations as interest expense.

We held €120 million in derivative financial instruments at January 31, 2009 and January 31, 2008. During the years ended January 31, 2009, 2008, and 2007, we recorded the change to the unrealized loss balances of $4.7 million, ($0.3) million and ($2.5) million, respectively, on instruments designated as hedges in accumulated other comprehensive income.

Note 10.	Pension Plans and Postretirement Benefits Other Than Pensions

We sponsor several defined benefit pension plans (Pension Benefits) and health care and life insurance benefits (Other Benefits) for certain employees around the world. Other than our German pension plan, we fund the Pension Benefits based upon the funding requirements of the U.S. and international laws and regulations in advance of benefit payments and the Other Benefits and German pension plan as benefits are provided to the employees.

The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets, and the net amount recognized in the Consolidated Balance Sheets as of January 31 for the fiscal years indicated. The current year balances for international plans include our facilities in Turkey, however the prior year balances for Turkey are reflected in the adjustments line as the activity was not significant to the prior year. The information for fiscal 2007 is based on an October 31 measurement date for the US plans and January 31 for the non US plan. Due to the application of the measurement date provision of SFAS 158, the fiscal 2008 information is based on a measurement date of January 31 for all plans. Adjustments are made for the gap period from October 31, 2007 to January 31, 2008 as indicated below (by fiscal year).

					International
	United States Plans				Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2008	2007	2008	2007	2008	2007

Change in Benefit Obligation:
Benefit obligation at beginning of year	$174.7	$189.3	$157.7	$172.4	$153.2	$150.9
Adjustments for gap period:
Service and interest cost during gap period	2.8	N/A	2.3	N/A	N/A	N/A
Gap period cash flow	(3.8)	N/A	(3.5)	N/A	N/A	N/A
Service cost	1.0	1.0	—	—	0.6	0.7
Interest cost	10.3	10.4	9.3	9.5	7.9	7.3
Employee contributions	—	—	—	—	0.1	0.1
Actuarial gain	(3.4)	(10.8)	(5.7)	(9.2)	(4.8)	(14.4)
Adjustments	—	—	—	—	6.2	1.1
Plan amendments	—	—	—	—	0.6	—
Plan settlements	—	—	—	—	(4.4)	(1.8)
Benefits and expenses paid	(15.3)	(15.2)	(12.6)	(15.0)	(10.7)	(10.2)
Exchange rate changes	—	—	—	—	(20.0)	19.5

Benefit obligation at end of year	$166.3	$174.7	$147.5	$157.7	$128.7	$153.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2008	2007	2008	2007	2008	2007

Change in Plan Assets:
Fair value of plan assets at beginning of year	$168.7	$153.4	$—	$—	$14.6	$14.2
Adjustments for gap period:
Additional experience during gap period	(15.7)	N/A	—	N/A	N/A	N/A
Gap period cash flow	(1.2)	N/A	—	N/A	N/A	N/A
Actual return on plan assets	(47.0)	19.6	—	—	1.0	0.8
Company contributions	6.0	10.9	12.6	15.0	10.5	9.9
Employee contributions	—	—	—	—	0.1	0.1
Adjustments	—	—	—	—	(2.6)	0.4
Plan settlements	—	—	—	—	(4.4)	(1.8)
Benefits paid and plan expenses	(15.3)	(15.2)	(12.6)	(15.0)	(10.7)	(10.2)
Exhange rate changes	—	—	—	—	(2.6)	1.2

Fair value of plan assets at end of year	$95.5	$168.7	$—	$—	$5.9	$14.6

Funded Status:
Funded status of plan	$(70.8)	$(6.0)	$(147.5)	$(157.7)	$(122.8)	$(138.6)
Company contributions	N/A	2.6	N/A	3.4	N/A	—

Net amount recognized	$(70.8)	$(3.4)	$(147.5)	$(154.3)	$(122.8)	$(138.6)

Net Liability Recognized:
Noncurrent assets	$—	$—	$—	$—	$—	$1.3
Current liabilities	(0.1)	(0.2)	(13.2)	(13.9)	(9.6)	(9.2)
Noncurrent liabilities	(70.7)	(3.2)	(134.3)	(140.4)	(113.2)	(130.7)

Net amount recognized	$(70.8)	$(3.4)	$(147.5)	$(154.3)	$(122.8)	$(138.6)

AOCI Recognized:
Net prior service cost	$—	$—	$—	$—	$1.5	$—
Net actuarial loss (gain)	43.6	(33.2)	(33.5)	(29.5)	(9.9)	(7.2)

Net amount recognized	$43.6	$(33.2)	$(33.5)	$(29.5)	$(8.4)	$(7.2)

Determination of adjustment due to FAS 158 Measurement Date Adoption:
Increase/(decrease) in retained earnings	$0.7	N/A	$(1.9)	N/A	N/A	N/A
Increase/(decrease) in AOCI	(0.2)	N/A	(0.4)	N/A	N/A	N/A

The projected benefit obligation, accumulated projected benefit obligation (APBO), and fair value of plan assets for the benefit plans with accumulated benefit obligations in excess of plan assets for the U.S. plans were $166.3 million, $147.5 million, and $95.5 million, respectively, as of January 31, 2009 and $174.7 million, $157.7 million, and $168.7 million, respectively, as of January 31, 2008. The estimated amount that will be amortized from accumulated other comprehensive income in fiscal 2009 is $1.4 million.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs included in operating results for the following fiscal years are as follows (dollars in millions):

	United States Plans
	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost (income):
Service cost	$1.0	$1.0	$1.0	$—	$—	$0.1
Interest cost	10.3	10.4	11.1	9.3	9.5	10.6
Expected return on plan assets	(13.2)	(12.3)	(10.7)	—	—	—
Net amortization and deferral	(0.9)	—	—	(1.5)	(0.3)	(0.2)

Net benefit cost	$(2.8)	$(0.9)	$1.4	$7.8	$9.2	$10.5

Amount recognized in other comprehensive income:
Net (loss) gain	$(75.6)	$17.9	$15.3	$5.9	$9.1	$20.9
Net amortization	(1.2)	—	—	(1.9)	(0.3)	(0.2)

Amount recognized in other comprehensive income	$(76.8)	$17.9	$15.3	$4.0	$8.8	$20.7

	International Plans —
	Pension Benefits
	2008	2007	2006

Components of net periodic benefit cost (income):
Service cost	$0.6	$0.7	$0.8
Interest cost	7.9	7.3	6.1
Expected return on plan assets	(0.9)	(0.8)	(0.5)
Curtailment loss recognized	0.6	—	—
Settlement (gain) loss recognized	(0.5)	0.2	—
Net amortization and deferral	—	—	0.2

Net benefit cost	$7.7	$7.4	$6.6

Amount recognized in other comprehensive income:
Net prior service cost	$(0.6)	$—	$—
Net gain	3.5	14.5	8.2
Net amortization	—	—	0.2

Amount recognized in other comprehensive income	$2.9	$14.5	$8.4

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actuarial assumptions used in determining the net periodic benefit cost information shown above are as follows for the fiscal years indicated:

					International
	United States Plans				Plans
	Pension				Pension
	Benefits		Other Benefits		Benefits
	2008	2007	2008	2007	2008	2007

Weighted average assumptions:
Discount rate	6.25%	5.75%	6.25%	5.75%	5.60%	4.70%
Expected return on plan assets	8.25%	8.25%	N/A	N/A	6.98%	5.68%
Rate of compensation increase	N/A	N/A	N/A	N/A	2.70%	2.65%

The actuarial assumptions used in determining the benefit obligation and funded status information are as follows for the fiscal years indicated:

					International
	United States Plans				Plans
	Pension				Pension
	Benefits		Other Benefits		Benefits
	2008	2007	2008	2007	2008	2007

Weighted average assumptions:
Discount rate	7.00%	6.25%	7.00%	6.25%	6.15%	5.60%
Rate of compensation increase	N/A	N/A	N/A	N/A	2.65%	2.70%

The discount rate for the US plans was developed using spot interest rates at one-half year increments for each of the next 30 years and is developed based on pricing and yield information for high quality corporate bonds. We included corporate bonds rated AA by Moody’s where the time to maturity is between 0.5 and 30 years and that are denominated in U.S. dollars.

At January 31, 2009, the assumed annual health care cost trend rate used in measuring the APBO approximated 8% declining to 4.5% in 20 years and thereafter. Increasing the assumed cost trend rate by 1% each year would have increased the APBO and service and interest cost components by approximately $12.6 million and $0.8 million, respectively, for fiscal year beginning in 2008. Decreasing the assumed cost trend rate by 1% each year would have decreased the APBO and service and interest cost components by approximately $10.9 million and $0.7 million, respectively, for fiscal year beginning in 2008.

Expected Return on Assets

To develop the expected long-term rate of return on assets assumption for our U.S. plans, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. To develop the expected long-term rate of return on assets assumption for our international plans, we considered the historical returns and the future expectations for returns for each asset class. This resulted in the selection of the 8.25% and 6.98% long-term rate of return on assets assumption of the U.S. and international plans, respectively.

Plan Contributions

We contributed $6.0 million, $12.6 million, and $10.5 million to our U.S. pension, U.S. postretirement benefit, and international pension plans, respectively, during fiscal 2008. We expect to contribute $5.3 million, $13.2 million, and $11.7 million to our U.S. pension, U.S. postretirement benefit, and international pension plans, respectively, during fiscal 2009.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Projected U.S. Benefit Payments

We expect that our U.S. pension and other postretirement benefit plans will pay participant benefits by fiscal year as follows (dollars in millions):

	2009	2010	2011	2012	2013	2014 — 2018	Total

US Pension plans	$14.8	$14.7	$14.6	$14.4	$14.2	$69.8	$142.5
US Health care and life insurance benefit plans	13.2	13.3	13.3	13.2	13.1	62.3	128.4
Non US Pension plans	11.2	10.0	10.4	10.1	10.6	54.5	106.8

Impact of Medicare Part D Subsidy

The measurement of our postretirement medical obligations includes the anticipated impact of the federal subsidy enabled by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. These effects are incorporated into the measurement in accordance with the FASB Staff Position (FSP 106-2). The effects of the subsidy on key postretirement medical items are as follows (dollars in millions):

Decrease (increase) due to Medicare Part D Subsidy as of January 31, 2009:
APBO	$6.3
Accrued benefit cost	$(5.4)
Decrease (increase) due to Medicare Part D Subsidy on expense for fiscal 2008:
Service cost	$—
Interest cost	0.3
Amortization of gain (loss)	(0.2)

Net periodic postretirement benefit cost	$0.1

Final regulations have been issued on qualifications for the subsidy and the determination of actuarial equivalence. These measurements are believed to be reasonable best estimates based on the “two-pronged” approach to subsidy determination as set forth in the regulations. Under this standard, during fiscal 2008 certain of our post-Medicare prescription drug plans are “actuarially equivalent (AE)” as the aggregate value of the plan benefits exceeds the aggregate value of Medicare Part D benefits less participant premiums. Based on the actuarial valuation, the projected postretirement benefit payments by fiscal year for the Medicare Part D Subsidy are as follows (dollars in millions):

	2009	2010	2011	2012	2013	2014 — 2018	Total

Gross benefit payment	$13.7	$13.8	$13.8	$13.8	$13.7	$65.1	$133.9
Impact of Medicare Subsidy	0.5	0.5	0.5	0.6	0.6	2.8	5.5

Net benefit payment	$13.2	$13.3	$13.3	$13.2	$13.1	$62.3	$128.4

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Benefit Asset Information

Our U.S. pension plans’ weighted-average pension asset allocation by asset category for fiscals 2008 and 2007 are as follows:

	2008	2007

Asset Category:
Equity	55.8%	72.6%
Fixed income	42.2%	25.7%
Other	2.0%	1.7%

Total	100.0%	100.0%

In addition to the broad asset allocation described above, the following policies apply to individual asset classes:

•	Fixed income investments are oriented toward risk averse, investment grade securities. With the exception of U.S. Government securities, in which the plan may invest the entire fixed income allocation, fixed income investments are required to be diversified among individual securities and sectors. There is no limit on the maximum maturity of securities held. Short sales, margin purchases and similar speculative transactions are prohibited.

•	Equity investments are diversified among capitalization and style and are required to be diversified among industries and economic sectors. Limitations are placed on the overall allocation to any individual security. Short sales, margin purchases, and similar speculative transactions are prohibited.

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

Other Benefits

We also have contributory employee retirement savings plans covering substantially all of our domestic employees. The employer contribution totaled approximately $1.5 million, $1.5 million and $1.7 million for the years ended January 31, 2009, 2008, and 2007, respectively.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Asset Impairments and Other Restructuring Charges

Asset impairments and other restructuring charges by segment are as follows (dollars in millions):

	Automotive
	Wheels	Other	Total

Fiscal 2008
Facility closure costs	$3.0	$0.4	$3.4
Asset impairments	9.4	—	9.4
Severance and other restructuring costs	8.7	0.7	9.4

Total	$21.1	$1.1	$22.2

Fiscal 2007
Facility closure costs	$3.3	$0.3	$3.6
Asset impairments	49.5	31.6	81.1
Severance and other restructuring costs	—	0.8	0.8

Total	$52.8	$32.7	$85.5

Fiscal 2006
Facility closure costs	$3.6	$—	$3.6
Asset impairments	16.8	5.2	22.0
Severance and other restructuring costs	4.1	3.1	7.2

Total	$24.5	$8.3	$32.8

Asset Impairment Losses and Other Restructuring Charges for the Year Ended January 31, 2009

We recorded total asset impairment losses and other restructuring charges of $22.2 million for the year ended January 31, 2009

Automotive Wheels:  The expense for fiscal 2008 includes $8.7 million of severance expense, which was primarily the result of headcount reductions globally in order to align production with the reduction in volumes due to the downturn in the automotive industry during the last half of fiscal 2008. We also recorded additional facility closure and impairment costs of $5.9 million for our Gainesville, Georgia facility. The Gainesville facility was classified as an asset held for sale as of January 31, 2009. We have a definitive agreement with Punch Property International NV for the sale of the facility. Punch Property International NV has not completed the purchase of the property as contemplated by the agreement and we have commenced litigation seeking specific performance of the agreement and damages. Impairments of $2.6 million were recorded to reduce the balances of our Howell, Michigan and Huntington, Indiana facilities to fair market value due to declining market conditions, and continuing closure costs for these facilities were $1.2 million in fiscal 2008. The Howell Michigan facility was removed from the asset held for sale classification as of January 31, 2009 in accordance with SFAS 144 as we are not confident that the property will sell within one year. We are currently marketing the Huntington facility and it is classified as held for sale as of January 31, 2009. Additional impairments of $1.4 million were recorded for our aluminum wheel facilities in Chihuahua, Mexico and Hoboken, Belgium. We also recorded an impairment for machinery and equipment of $1.3 million at our Manresa, Spain facility for flow-forming equipment that was no longer in use.

Other:  Asset impairment losses and other restructuring charges during fiscal 2008 were $1.1 million, which consisted primarily of $0.4 million of continuing facility closure costs related to our technical center in Ferndale, Michigan and $0.7 million of severance relate to our corporate offices in Northville, Michigan and our powertrain facility in Nuevo Laredo, Mexico.

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

Other:  The asset impairment losses and other restructuring charges for the Other segment were $32.7 million, which consisted primarily of impairments of $31.3 million and severance of $0.6 million for our Nuevo Laredo, Mexico facility as well as $0.3 million of facility closure costs related to our technical center in Ferndale, Michigan. The remainder of the impairment and severance expenses primarily relate to our corporate offices.

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

Other:  The asset impairment losses and other restructuring charges for the Other segment were $8.3 million. Facility and machinery and equipment impairments of $4.7 million were recorded for our Wabash, Indiana facility as well as $0.5 million of impairments at our corporate offices in Northville, Michigan. The severance charges of $3.1 million included $1.2 million for a reduction-in-force at our Ferndale, Michigan technical center, other restructuring charges of $1.1 million at our Nuevo Laredo, Mexico facility, and severance of $0.8 million at our corporate offices.

Severance and Other Restructuring Accrued Expense

The following table describes the activity in the severance and other restructuring accrued expense account for the year ended January 31, 2009 (dollars in millions):

			Cash Payments
			and Effects of
	January 31,	Amounts	Foreign	January 31,
	2008	Accrued	Currency	2009

Facility closure costs	$—	$3.4	$(3.2)	$0.2
Severance and other restructuring charges	0.2	9.4	(5.6)	4.0

	$0.2	$12.8	$(8.8)	$4.2

Note 12.	Discontinued Operations

As discussed in Note 3, Acquisitions and Divestitures of Businesses, we divested our Brakes Business, MGG Group, and Suspension business during fiscal 2007. We also divested our Hub and Drum business in fiscal 2005 for cash proceeds of $53.9 million with a gain of $13.1 million. The Hub and Drum business included our operations in

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment. The aforementioned businesses comprise our discontinued operations and were reported in accordance with SFAS 144.

Operating results for our discontinued operations for the year ended January 31, 2009 were as follows (dollars in millions):

	Brakes Business	MGG Group	Suspension	Total

Net sales	$—	$—	$—	$—
(Loss) earnings before income tax expense	—	(2.4)	0.1	(2.3)
Income tax benefit	(0.8)	—	—	(0.8)

Net income (loss)	$0.8	$(2.4)	$0.1	$(1.5)

During the third quarter of fiscal 2008, we settled certain disputes arising out of the share purchase agreement for the MGG Group resulting in a loss of $2.4 million. We also recorded an adjustment of $0.1 million for the Suspension business due to a reversal of severance expense. We recorded $0.8 million of income tax benefit for our Brakes Business due to the allocation of tax expense associated with provision to return adjustment.

Operating results for our discontinued operations for the year ended January 31, 2008 were as follows (dollars in millions):

	Brakes Business	MGG Group	Suspension	Hub and Drum	Total

Net sales	$83.6	$55.5	$6.8	$—	$145.9
Earnings (loss) before income tax expense	21.4	(27.8)	(4.3)	0.7	(10.0)
Income tax expense (benefit)	3.2	(0.6)	—	—	2.6

Net income (loss)	$18.2	$(27.2)	$(4.3)	$0.7	$(12.6)

The $0.7 million of earnings before income tax expense for the Hub and Drum business was due to a subsequent adjustment recorded on the sale of the business.

Operating results for our discontinued operations for the year ended January 31, 2007 were as follows (dollars in millions):

	Brakes Business	MGG Group	Suspension	Total

Net sales	$119.8	$139.9	$229.8	$489.5
Earnings (loss) before income tax expense	8.6	(6.6)	(48.7)	(46.7)
Income tax expense (benefit)	0.7	(1.8)	—	(1.1)
Minority interest	—	(0.2)	—	(0.2)

Net income (loss)	$7.9	$(4.6)	$(48.7)	$(45.4)

Note 13.	Commitments and Contingencies

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

We were party to a license agreement with Kuhl Wheels, LLC (Kuhl), whereby Kuhl granted us an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (Kuhl Wheel), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between us and Kuhl in connection with our bankruptcy proceeding. The original license agreement (as amended, the License Agreement), dated May 11, 1999, granted us a non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide us with an exclusive worldwide license. On January 14, 2003 we filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the U.S. District Court for the Eastern District of Michigan. We commenced such action seeking a declaration of non-infringement of two U.S. patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against us, and disclosing and using our technologies, trade secrets, and confidential information to develop, market, license, manufacture, or sell automotive wheels. We subsequently dismissed our claims regarding Kuhl’s alleged use of our technologies. We filed summary judgment motions seeking rulings that we do not infringe Kuhl’s patents, that Kuhl’s patents are invalid, and finding in our favor on Kuhl’s non-patent claims in the case. On November 30, 2007 the court awarded summary judgment in our favor on non-infringement of Kuhl’s patents and on Kuhl’s non-patent claims. Kuhl appealed to the Federal Circuit Court of Appeals, which, on February 24, 2009, upheld the district court’s ruling. The deadline for Kuhl to have filed a petition for rehearing has passed.

We are the defendant in a patent infringement matter filed in 1997 in the U.S. District Court for the Eastern District of Michigan. Lacks Incorporated (Lacks) alleged that we infringed on three patents held by Lacks relating to chrome-plated plastic cladding for wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001 the special master issued a report finding that Lacks’ third patent was invalid and recommending that Lacks’ remaining claims be dismissed; the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. Discovery on the remanded claims is ongoing. In July 2003 Lacks filed an administrative claim in the Bankruptcy Court for $12 million relating to the alleged patent infringement. On August 15, 2007 the special master issued a report finding that the remaining claims at issue in the third patent are invalid and recommending that the trial court grant judgment for us and against Lacks. On November 20, 2007 the trial court accepted the special master’s recommendation. On November 29, 2007 Lacks filed a notice with the trial court that it is appealing the trial court’s ruling to the Federal Circuit Court of Appeals.

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

Leases

We lease certain production facilities and equipment under various agreements expiring in fiscal years ending January 31, 2010 to 2014 and later. The following is a schedule, by fiscal year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2009 (dollars in millions):

2009	$3.8
2010	1.2
2011	0.6
2012	0.4
2013 and later years	0.2

Total minimum payments required	$6.2

Rent expense was $10.4 million, $13.1 million, and $14.3 million for the years ended January 31, 2009, 2008, and 2007, respectively.

Note 14.	Taxes on Income

Income tax expense was calculated based upon the following components of income from continuing operations before income tax for the fiscal years indicated (dollars in millions):

	2008	2007	2006

U.S. loss	$(97.7)	$(187.1)	$(125.6)
Foreign income	(225.4)	56.2	54.9

Total	$(323.1)	$(130.9)	$(70.7)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax expense attributable to continuing operations is summarized as follows for the fiscal years indicated (dollars in millions):

	2008	2007	2006

Current:
Federal	$(1.8)	$0.6	$0.2
State and local	0.7	(0.3)	1.5
Foreign	46.0	40.8	30.0

	$44.9	$41.1	$31.7

Deferred:
Federal	$1.1	$(0.9)	$—
State and local	0.3	(0.1)	0.6
Foreign	(15.6)	(10.2)	7.9

	(14.2)	(11.2)	8.5

Income tax expense	$30.7	$29.9	$40.2

The income tax expense for fiscal 2006 includes an expense of $7.9 million for the recognition of a valuation allowance against the deferred tax assets of Hoboken, Belgium. The income tax expense for fiscal 2008 includes an expense of $4.8 million for the establishment of a valuation allowance against the net deferred tax assets of the Spanish consolidated group, as well as the Mexican subsidiaries.

A reconciliation of tax benefit computed at the U.S. Federal statutory rate of 35% to the actual income tax expense attributable to continuing operations follows for the fiscal years indicated (dollars in millions):

	2008	2007	2006

Federal tax benefit computed at statutory rate	$(113.0)	$(45.8)	$(24.8)
Increase (decrease) resulting from:
State and other taxes	3.3	—	1.8
Goodwill impairment	67.8	0.3	—
Non-deductible expenses	4.1	2.8	2.9
Foreign statutory tax rate differential	6.3	(9.3)	(22.6)
Change in foreign tax rates	(0.5)	(6.4)	(0.4)
Tax holidays	(0.8)	(1.4)	(3.1)
Loss (gain) on sale of subsidiary stock and restructuring	(6.8)	(8.3)	6.2
Intercompany financing	1.8	(0.7)	(3.0)
Tax exempt income	(0.2)	(0.2)	(0.1)
Parent taxation of subsidiary earnings	19.2	66.3	1.4
Change in valuation allowance	54.7	20.7	82.3
Mexican MAQUILLA/Asset/IETU	0.7	15.6	0.9
All other items	(5.9)	(3.7)	(1.3)

Income tax expense	$30.7	$29.9	$40.2

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) result from differences in the bases of assets and liabilities for tax and financial statement purposes. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows for the fiscal years indicated (dollars in millions):

	2008	2007

Deferred tax assets attributable to:
Accrued liabilities	$14.3	$18.0
Operating loss carryforwards	285.2	210.9
Property, plant, and equipment	16.5	21.7
Pension	45.2	49.7
Inventories	2.8	3.9
Other	6.9	8.1

Total gross deferred tax assets	370.9	312.3
Less valuation allowance	(325.8)	(264.9)

Net deferred tax assets	$45.1	$47.4

Deferred tax liabilities attributable to:
Property, plant, and equipment	$(27.3)	$(34.9)
Intangible assets	(34.7)	(52.9)
Intercompany notes	—	(0.3)
Other	(26.8)	(26.9)

Total gross deferred tax liabilities	(88.8)	(115.0)

Net deferred tax liabilities	$(43.7)	$(67.6)

Deferred tax assets (liabilities) are presented within the Consolidated Balance Sheets for the following fiscal years (dollars in millions):

	2008	2007

Current assets	$3.2	$5.0
Current liabilities	(0.2)	(0.7)
Non current assets	—	4.2
Non current liabilities	(46.7)	(76.1)

Net deferred tax liabilities	$(43.7)	$(67.6)

We have U.S. Federal net operating loss carryforwards of $424.0 million expiring in 2025 through 2028. Our previously disclosed Rights Offering did not result in an “ownership change” and did not limit our ability to fully utilize these net operating loss carryforwards in the future. We also have foreign net operating loss carryforwards of $309.8 million, of which $31.7 million expire in years 2009 through 2020, and $278.1 million may be carried forward indefinitely. In addition, we have U.S. Federal capital loss carryforwards of $129.5 million, which expire in 2009 through 2013 and state net operating loss carryforwards of $154.0 million, which expire in 2009 through 2029.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We expect the deferred tax assets at January 31, 2009, net of the valuation allowance, to be realized as a result of the

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reversal of existing taxable temporary differences in the U.S. and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations.

We increased the valuation allowance for continuing operations during fiscals 2008, 2007, and 2006 by $60.9 million, $20.7 million, and $82.3 million, respectively.

Due to the debt restructuring and loan guarantees in fiscal year 2007, we no longer have temporary differences related to investments in certain foreign subsidiaries that are essentially permanent in duration. The amounts of such undistributable earnings as of January 31, 2009 and 2008 were estimated to be $63.0 million and $63.6 million, respectively.

We have determined that a valuation allowance is required against all net deferred tax assets in the U.S. and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the U.S.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in millions):

Balance at February 1, 2008	$11.1
Decreases related to prior year tax positions	(4.5)
Increases related to current year tax positions	0.4
Settlements	—
Reclassifications	—
Lapse of statute of limitations	(2.2)

Balance at January 31, 2009	$4.8

Included in the balance of total unrecognized tax benefits at January 31, 2009 and January 31, 2008 are potential benefits of $4.8 million and $8.1 million, respectively, that if recognized would affect the effective rate on income from continuing operations.

Our policy is to report interest related to unrecognized tax benefits in interest expense and penalties, if any, related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Operations. Interest expense and penalties recognized in the statement of operations related to uncertain tax positions in fiscal 2008 and 2007 are $0.0 million and $1.3 million, respectively. In fiscal 2006 we reversed $0.5 million. Total accrued interest and penalties as of January 31, 2009, 2008, and 2007 are $0.0 million, $1.3 million and $0.4 million respectively, and were included in other accrued liabilities.

We have open tax years from primarily 2001 to 2008 with various significant taxing jurisdictions including the U.S., Germany, Italy, Brazil, Turkey and the Czech Republic. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. We estimate that unrecognized tax benefits will decrease in the following 12 months by $0.1 million due to resolutions of open tax positions.

There are currently no U.S. federal or significant state income tax audits in process. Income tax audits have been initiated and are still in process in Italy, Spain and Mexico for tax years including 2004 through 2006.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Stock Based Benefit Plans

We have a Long Term Incentive Plan (LTIP) that provides for the grant of incentive stock options (ISOs), stock options that do not qualify as ISOs, restricted shares of common stock, and restricted stock units (collectively, the awards). Any officer, director, or key employee of Hayes Lemmerz International, Inc. or any of its subsidiaries is eligible to be designated as a participant in the LTIP. We follow the provisions of SFAS 123R, which we adopted on February 1, 2006.

In July 2007 the Board of Directors approved adjustments to (i) our Series B Warrants (Warrants), (ii) the Series A Preferred Stock of our wholly owned subsidiary, HLI Operating Company, Inc. (Opco Preferred Stock), which Opco Preferred Stock can be exchanged for shares of our common stock, and (iii) awards granted under the LTIP. The adjustments were made as a result of dilution resulting from the $180,000,000 Rights Offering and $13,125,002 Direct Investment by Deutsche Bank Securities Inc. Pursuant to these transactions, we issued and sold 59,423,077 shares of our common stock at a price per share of $3.25 on May 30, 2007.

The LTIP requires us to make an equitable adjustment to awards granted under the plan as a result of the Rights Offering and Direct Investment. In July 2007 the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, an adjustment to the exercise price and number of shares subject to stock options awarded under the LTIP according to the formulas used for the Warrants. An analogous adjustment was also made to the number of shares subject to restricted stock units. We recorded $8.5 million of expense through fiscal 2008 due to these adjustments.

For the years ending January 31, 2009, 2008, and 2007, we recorded $4.9 million, $11.2 million, and $2.7 million of compensation cost for our stock based benefit plans, respectively. For the outstanding, unvested options and restricted stock as of January 31, 2009, we expect to record additional expense of $3.2 million through fiscal 2012. The expense of $1.0 million related to the outstanding unvested options and $2.2 million related to the outstanding unvested restricted stock are expected to be recognized over a weighted average period of 1.3 and 1.6 years, respectively.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for the years ended January 31, 2009, 2008, and 2007 under the LTIP is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 31, 2006	1,722,235	$10.16
Granted	—	—
Exercised	—	—
Cancelled/forfeited	(387,596)	10.65

Outstanding at January 31, 2007	1,334,639	$10.01
Granted	1,883,244	5.17
Exercised	(7,790)	4.52
Cancelled/forfeited	(227,317)	9.67

Outstanding at January 31, 2008	2,982,776	$7.00
Granted	1,272,984	2.45
Exercised	—	—
Expired	(4,493)	10.35
Cancelled/forfeited	(337,367)	6.54

Outstanding at January 31, 2009	3,913,900	$5.55

Balance vested at:
January 31, 2007	1,334,639	$10.01
January 31, 2008	1,617,323	$9.70
January 31, 2009	2,007,909	$7.96
Weighted average grant date fair value for options granted during the year ending:
January 31, 2007	—	$—
January 31, 2008	1,883,244	$2.44
January 31, 2009	1,272,984	$1.39

The following table summarizes information about stock options outstanding at January 31, 2009:

	Outstanding				Exercisable
				Weighted			Weighted
			Weighted	Average		Weighted	Average
	Number of	Number	Average	Remaining		Average	Remaining
	Shares	of Shares	Exercise	Contractual	Number of	Exercise	Contractual
Range of Exercisable Prices:	Vested	Unvested	Price	Life	Shares	Price	Life

$ 1.90 - $ 3.79	604,255	1,905,991	$3.12	8.9757	634,854	$3.47	8.7057
$ 3.80 - $ 5.68	96,390	—	4.34	7.4659	65,791	4.42	6.8520
$ 5.69 - $ 7.57	12,408	—	6.87	5.6920	12,408	6.87	5.6920
$ 7.58 - $ 9.47	10,484	—	7.66	5.6646	10,484	7.66	5.6646
$ 9.48 - $11.36	1,270,910	—	10.35	4.2309	1,270,910	10.35	4.2309
$11.37 - $13.25	13,462	—	13.07	4.8953	13,462	13.07	4.8953

	2,007,909	1,905,991	$5.55	7.3645	2,007,909	$7.96	5.7526

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of stock options granted in fiscal 2008 and 2007 were estimated on the respective dates of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

	January 31, 2009	January 31, 2008

Risk free interest rate	2.6-3.3%	3.3-4.9%
Expected life	5.2-6.5	3.0-6.5
Expected volatility	59.8-60.6%	61.0-61.8%
Expected dividends	0%	0%

A summary of our restricted stock activity for the years ended January 31, 2009, 2008, and 2007 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 31, 2006	1,357,705	$12.14
Granted	921,500	2.94
Exercised	(371,074)	12.38
Forfeited	(231,132)	12.11

Outstanding at January 31, 2007	1,676,999	$7.03
Granted	1,830,556	4.97
Exercised	(1,908,793)	7.29
Forfeited	(146,147)	6.68

Outstanding at January 31, 2008	1,452,615	$4.13
Granted	1,099,470	2.45
Exercised	(855,449)	4.05
Forfeited	(172,745)	3.68

Outstanding at January 31, 2009	1,523,891	$3.06

Note 16.	Minority Interest in Equity of Consolidated Subsidiaries

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

The balance of minority interest is summarized as follows:

	January 31, 2009	January 31, 2008

Minority interest in consolidated affiliates	$54.3	$59.3
Minority interest in preferred stock	11.5	11.2

Total minority interest	$65.8	$70.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Off Balance Sheet Arrangements

We have a domestic accounts receivable securitization facility with an interest rate equal to LIBOR plus 2.25% or Prime plus 1.25% The facility limit was reduced to $5.0 million in April 2009 and no future advances will be made under the program beyond the current $5.0 million advanced. If the borrowing base falls below $5.0 million, amounts currently advanced in excess of the borrowing base will need to be repaid.

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

As of January 31, 2009 and 2008 the outstanding balances of receivables sold to special purpose entities were $21.4 million and $48.3 million, respectively. Our net retained interests as of January 31, 2009 and 2008 were $15.4 million and $48.3 million, respectively, which are disclosed as Other Receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. There were $6.0 million in advances from lenders as of January 31, 2009 and no advances as of January 31, 2008.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present revenues and other financial information by business segment (dollars in millions):

	Year Ended January 31,
	2009	2008	2007

Revenues:
Automotive Wheels	$1,848.4	$2,051.9	$1,671.9
Other	55.9	74.8	124.9

Total	$1,904.3	$2,126.7	$1,796.8

Earnings (loss) from operations:
Automotive Wheels	$(262.3)	$36.7	$53.3
Other	10.0	(75.4)	(48.8)

Total	$(252.3)	$(38.7)	$4.5

Interest expense, net:
Automotive Wheels	$2.6	$5.1	$8.5
Other	58.5	57.1	66.7

Total	$61.1	$62.2	$75.2

Income tax expense (benefit):
Automotive Wheels	$32.6	$36.4	$42.9
Other	(1.9)	(6.5)	(2.7)

Total	$30.7	$29.9	$40.2

Depreciation and amortization:
Automotive Wheels	$100.7	$104.0	$99.0
Other	3.8	8.1	12.5

Total	$104.5	$112.1	$111.5

Capital expenditures:
Automotive Wheels	$77.6	$91.6	$65.4
Other	2.6	10.8	5.0

Total	$80.2	$102.4	$70.4

The following table presents certain balance sheet information by business segment (dollars in millions):

	January 31,	January 31,
	2009	2008

Total assets:
Automotive Wheels	$1,171.8	$1,956.6
Other	(75.6)	(150.7)

Total	$1,096.2	$1,805.9

Goodwill:
Automotive Wheels	$—	$240.5
Other	—	—

Total	$—	$240.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer Concentration

During fiscal 2008, approximately 28.9% of our revenues were from two automotive manufacturers and their affiliates. The loss of a major portion of sales to either of these customers could have a material adverse impact on our business. The following is a summary by segment of the percentage of revenues from direct sales to these major customers on a worldwide basis (there were no other customers with revenues greater than 10% of our total revenues):

	Year Ended January 31, 2009
	Automotive
	Wheels	Other	Total

Ford Motor Company	16.2%	0.4%	16.6%
General Motors Corporation	11.2%	1.1%	12.3%

Total	27.4%	1.5%	28.9%

	Year Ended January 31, 2008
	Automotive
	Wheels	Other	Total

Ford Motor Company	16.7%	0.8%	17.5%
General Motors Corporation	12.8%	0.2%	13.0%

Total	29.5%	1.0%	30.5%

	Year Ended January 31, 2007
	Automotive
	Wheels	Other	Total

Ford Motor Company	17.7%	1.3%	19.0%
General Motors Corporation	17.1%	0.5%	17.6%

Total	34.8%	1.8%	36.6%

The following table sets forth revenues from external customers attributable to the U.S. and other foreign countries from which we derive revenues (dollars in millions):

	Year Ended January 31, 2009
	Automotive
	Wheels	Other	Total

Germany	$346.0	$—	$346.0
United States	294.0	45.1	339.1
Brazil	274.8	—	274.8
Czech Republic	213.9	—	213.9
Turkey	207.9	—	207.9
Other foreign countries	511.8	10.8	522.6

Total	$1,848.4	$55.9	$1,904.3

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended January 31, 2008
	Automotive
	Wheels	Other	Total

United States	$373.9	$61.7	$435.6
Germany	355.5	—	355.5
Brazil	241.2	—	241.2
Czech Republic	239.7	—	239.7
Turkey	201.6	—	201.6
Other foreign countries	640.0	13.1	653.1

Total	$2,051.9	$74.8	$2,126.7

	Year Ended January 31, 2007
	Automotive
	Wheels	Other	Total

United States	$349.8	$105.0	$454.8
Germany	264.7	—	264.7
Czech Republic	193.9	—	193.9
Brazil	191.7	—	191.7
Turkey	126.3	—	126.3
Other foreign countries	545.5	19.9	565.4

Total	$1,671.9	$124.9	$1,796.8

Note 19.	Selected Quarterly Financial Data (Unaudited)

The following represents our selected quarterly financial data (dollars in millions, except per share amounts):

	Quarter Ended				Year Ended
	April 30,	July 31,	October 31,	January 31,	January 31,
	2008	2008	2008	2009	2009

Net sales	$573.8	$563.5	$497.0	$270.0	$1,904.3
Gross profit (loss)	63.7	71.9	56.6	(4.8)	187.4
Loss from continuing operations	$(12.8)	$(47.0)	$(8.1)	$(302.3)	$(370.2)
(Loss) income from discontinued operations	—	—	(2.3)	0.8	(1.5)

Net loss	$(12.8)	$(47.0)	$(10.4)	$(301.5)	$(371.7)

Basic and diluted net loss per share from continuing operations	$(0.13)	$(0.46)	$(0.08)	$(2.97)	$(3.65)
Basic and diluted net loss per share from discontinued operations	—	—	(0.02)	0.01	(0.02)

Basic and diluted net loss per share	$(0.13)	$(0.46)	$(0.10)	$(2.96)	$(3.67)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended				Year Ended
	April 30,	July 31,	October 31,	January 31,	January 31,
	2007	2007	2007	2008	2008

Net sales as reported in filed Form 10-Qs	$561.0	$570.3	$554.9	$529.1	$2,215.3
Less discontinued operations — MGG Group	31.7	—	—	—	31.7
Less discontinued operations — Brakes business	30.7	26.2	—	—	56.9

Reconciliation to Form 10-K sales	$498.6	$544.1	$554.9	$529.1	$2,126.7
Gross profit as reported in filed Form 10-Qs	$61.5	$56.7	$58.1	$41.6	$217.9
Less discontinued operations	5.3	3.6	—	—	8.9

Reconciliation to Form 10-K gross profit	$56.2	$53.1	$58.1	$41.6	$209.0
Loss from continuing operations as reported in filed Form 10-Qs	$(10.8)	$(61.2)	$(62.7)	$(44.4)	$(179.1)
Less discontinued operations	1.8	0.9	—	—	2.7

Reconciliation to Form 10-K loss from continuing operations	$(12.6)	$(62.1)	$(62.7)	$(44.4)	$(181.8)
Loss from discontinued operations as reported in filed Form 10-Qs	$(4.5)	$(25.9)	$—	$15.1	$(15.3)
Less discontinued operations	(1.8)	(0.9)	—	—	(2.7)

Reconciliation to Form 10-K loss from discontinued operations	$(2.7)	$(25.0)	$—	$15.1	$(12.6)
Net loss	$(15.3)	$(87.1)	$(62.7)	$(29.3)	$(194.4)

Loss per common share data(1)
Basic and diluted	Restated	Restated			Restated

Loss from continuing operations	$(0.21)	$(0.72)	$(0.62)	$(0.44)	$(2.09)
Loss from discontinued operations	(0.05)	(0.29)	—	0.15	(0.14)

Net loss	$(0.26)	$(1.01)	$(0.62)	$(0.29)	$(2.23)

	Restated	Restated			Restated

Weighted average shares outstanding (in thousands)	59,304	86,652	100,382	100,900	87,040

(1)	See Note 20, Prior Period Accounting Errors, for additional information.

Note 20.	Prior Period Accounting Errors

In the Consolidated Statement of Operations for the years ended January 31, 2008 and 2007, weighted average shares outstanding were inadvertently not retroactively adjusted for the Rights Offering on May 30, 2007 in accordance with FASB SFAS 128, “Earnings per Share” (SFAS 128). SFAS 128 provides that if a rights issue is offered to all existing stockholders at an exercise price that is less than the fair value of the stock, then the weighted average shares outstanding and basic and diluted earnings per share shall be adjusted retroactively for the bonus element for all periods presented. Because we had a loss in all relevant periods, there is no difference between basic and diluted earnings per share. See Note 8, Bank Borrowings, Other Notes, and Long-Term Debt, for additional information on the Rights Offering. As a result of this error, weighted average shares outstanding were understated and loss per share were overstated for those years.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restated weighted average shares outstanding and restated loss per share as presented in our previously filed Form 10-Ks are as follows (shares in thousands, dollars in millions):

	Year Ended January 31,
	2008	2007

Net loss as presented	$(194.4)	$(166.9)

Weighted average shares (in thousands) as presented	80,533	38,307
Corrected weighted average shares	87,040	57,836

Loss per share as presented	$(2.41)	$(4.36)
Corrected loss per share	$(2.23)	$(2.89)

Note 21.	New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (FSP) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP SFAS 132(R)-1). FSP SFAS 132(R)-1 provides enhanced disclosures with regard to assets held by postretirement plans, including how investment allocations are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using Level 3 inputs, as defined in SFAS 157, “Fair Value Measurements” (SFAS 157) and an understanding of significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early application permitted. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We adopted the provisions of SFAS 157 with our fiscal year beginning February 1, 2008. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We do not anticipate that the adoption of FSP 157-2 will have a significant impact on our financial condition and results of operations.

Note 22.	Fair Value Measurement

On February 1, 2008 we adopted SFAS 157 for fair value measurements of financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair-value hierarchy that prioritizes inputs for valuation techniques used to measure fair value as follows:

Level 1:	Observable inputs, such as quoted market prices in active markets, for identical assets or liabilities that are accessible at the measurement date.

Level 2:	Inputs, other than quoted market prices included in Level 1, that are observable either directly or indirectly for the asset or liability.

Level 3:	Unobservable inputs that reflect the entity’s own assumptions about the exit price of the asset or liability. Unobservable inputs may be used if there is little or no market data for the asset or liability at the measurement date.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

Market approach:	Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Income approach:	Uses valuation techniques to convert future amounts to a single present value amount based on current market expectations.

Cost approach:	The amount that would be required to replace the service capacity of the asset (replacement costs).

Our financial instruments include cash, marketable securities, trade receivables, other receivables, trade payables, and short-term debt. Due to the short-term nature of these instruments, the book value approximates fair value. The financial statements as of and for the year ended January 31, 2009 do not include any nonrecurring fair value measurements relating to assets or liabilities for which we have adopted the provisions of SFAS 157. All nonrecurring fair value measurements for fiscal 2008 involved nonfinancial assets and we will not adopt the provisions of SFAS 157 for nonrecurring fair value measurements involving nonfinancial assets and nonfinancial liabilities until February 1, 2009. Therefore, the provisions of SFAS 157 were not applied to fair value measurements of our reporting units for the Step 1 and Step 2 of goodwill impairment tests, for which we followed the provisions of SFAS 142, or for the testing of our long-lived assets for impairment, for which we followed the

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of SFAS 144. See Note 7, Goodwill and Other Intangible Assets, and Note 11, Asset Impairments and Other Restructuring Charges, for additional information.

We generally manage our interest rate risks associated with interest rate movements through the use of a combination of variable and fixed rate debt. From time to time, we have entered into interest rate swap arrangements to further hedge against interest rate fluctuations (cash flow hedge). As of January 31, 2009, we have four interest rate swaps, two with Deutsche Bank and two with UBS Bank.

The following table provides a summary of the interest rate swaps as of January 31, 2009 (in millions):

		Notional
	Hedge Type	Amount	Maturity

Deutsche Bank Swap	Cash flow hedge	€40.0	8/28/2012
Deutsche Bank Swap	Cash flow hedge	€30.0	8/28/2012
UBS Swap	Cash flow hedge	€25.0	9/30/2012
UBS Swap	Cash flow hedge	€25.0	9/30/2012

The fair value related to the interest rate swaps as shown in the following table are included in other accrued liabilities on the Consolidated Balance Sheets for the years indicated (dollars in millions):

		January 31, 2009
	Carrying		Fair Value
	Value	Fair Value	Hierarchy

Deutsche Bank Swap, €40 million	$1.9	$1.9	Level 2
Deutsche Bank Swap, €30 million	1.4	1.4	Level 2
UBS Swap, €25 million	1.2	1.2	Level 2
UBS Swap, €25 million	1.1	1.1	Level 2

Total swaps	$5.6	$5.6

The fair values of the financial instruments shown in the above table as of January 31, 2009 represent management’s best estimates of the amounts that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs.

Note 23.	Condensed Consolidating Financial Statements

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

Guarantor and Nonguarantor Financial Statements

As of January 31, 2009 Hayes Lemmerz International, Inc. (Hayes), HLI Parent Company, Inc. (Parent), HLI Opco, and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, excluding Hayes, the Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the New Notes. This guarantor structure is a result of the restructuring of our debt as discussed in Note 8, Bank Borrowings, Other Notes, and Long Term Debt. At January 31, 2009 certain of our foreign subsidiaries were not obligated to guaranty the New Notes, nor were our domestic subsidiaries that are special purpose entities formed for domestic accounts receivable securitization programs (collectively, the Nonguarantor Subsidiaries). In lieu of providing separate unaudited financial statements for each of the Guarantors, we have included the unaudited supplemental guarantor

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condensed consolidating financial statements. We do not believe that separate financial statements for each of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented. In order to present comparable financial statements, we have presented them as if the current guarantor structure had been in place for all periods presented.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2009

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$—	$—	$1,201.4	$770.4	$(67.5)	$1,904.3
Cost of goods sold	0.2	—	1,116.0	667.4	(66.7)	1,716.9

Gross (loss) profit	(0.2)	—	85.4	103.0	(0.8)	187.4
Marketing, general, and administrative	—	1.4	105.3	38.5	—	145.2
Equity in (earnings) losses of subsidiaries and joint ventures	371.5	—	—	—	(371.5)	—
Asset impairments and other restructuring charges	—	—	9.6	12.6	—	22.2
Goodwill and other intangible assets impairment	—	—	—	238.0	—	238.0
Amortization of intangibles	—	—	0.6	10.1	—	10.7
Other (income) expense, net	—	—	(6.1)	10.7	19.0	23.6

(Loss) earnings loss from operations	(371.7)	(1.4)	(24.0)	(206.9)	351.7	(252.3)
Interest expense (income), net	—	79.8	(36.5)	17.8	—	61.1
Other non-operating (income) expense	—	—	(2.7)	1.6	4.3	3.2
Loss on early extinguishment of debt	—	5.5	1.0	—	—	6.5

(Loss) earnings from continuing operations before taxes on income and minority interest	(371.7)	(86.7)	14.2	(226.3)	347.4	(323.1)
Income tax expense	—	1.6	30.2	(1.1)	—	30.7

(Loss) earnings from continuing operations before minority interest	(371.7)	(88.3)	(16.0)	(225.2)	347.4	(353.8)
Minority interest	—	—	—	16.4	—	16.4

(Loss) earnings from continuing operations	(371.7)	(88.3)	(16.0)	(241.6)	347.4	(370.2)
Loss from discontinued operations, net of tax	—	—	(1.5)	—	—	(1.5)

Net (loss) income	$(371.7)	$(88.3)	$(17.5)	$(241.6)	$347.4	$(371.7)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2008

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$—	$—	$1,356.9	$861.0	$(91.2)	$2,126.7
Cost of goods sold	0.2	—	1,265.3	743.4	(91.2)	1,917.7

Gross (loss) profit	(0.2)	—	91.6	117.6	—	209.0
Marketing, general, and administrative	—	0.4	119.1	34.0	—	153.5
Equity in losses (earnings) of subsidiaries and joint ventures	194.2	88.6	—	—	(282.8)	—
Asset impairments and other restructuring charges	—	—	74.3	11.2		85.5
Other expense (income), net	—	30.8	(22.3)	(112.0)	112.2	8.7

(Loss) earnings from operations	(194.4)	(119.8)	(79.5)	184.4	170.6	(38.7)
Interest expense, net	—	38.9	6.0	17.3	—	62.2
Other non-operating expense (income)	—	—	4.4	(15.2)	19.3	8.5
Loss on early extinguishment of debt	—	—	21.5	—	—	21.5

(Loss) earnings from continuing operations before taxes on income and minority interest	(194.4)	(158.7)	(111.4)	182.3	151.3	(130.9)
Income tax expense	—	0.2	16.0	13.7	—	29.9

(Loss) earnings from continuing operations before minority interest	(194.4)	(158.9)	(127.4)	168.6	151.3	(160.8)
Minority interest	—	—	—	21.0	—	21.0

(Loss) earnings from continuing operations	(194.4)	(158.9)	(127.4)	147.6	151.3	(181.8)
(Loss) earnings from discontinued operations, net of tax	—	—	(20.0)	7.4	—	(12.6)

Net (loss) income	$(194.4)	$(158.9)	$(147.4)	$155.0	$151.3	$(194.4)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2007

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$—	$—	$1,231.2	$644.6	$(79.0)	$1,796.8
Cost of goods sold	0.2	—	1,155.5	561.5	(79.4)	1,637.8

Gross (loss) profit	(0.2)	—	75.7	83.1	0.4	159.0
Marketing, general, and administrative	—	—	89.8	35.5	—	125.3
Equity in losses (earnings) of subsidiaries and joint ventures	166.7	—	—	—	(166.7)	—
Asset impairments and other restructuring charges	—	—	16.6	16.2	—	32.8
Other (income) expense, net	—	—	(185.7)	182.1	—	(3.6)

(Loss) earnings from operations	(166.9)	—	155.0	(150.7)	167.1	4.5
Interest expense, net	—	—	71.9	3.3	—	75.2
Other non-operating (income) expense	—	—	(1.6)	0.1	1.5	—

(Loss) earnings from continuing operations before taxes on income and minority interest	(166.9)	—	84.7	(154.1)	165.6	(70.7)
Income tax expense	—	—	22.2	18.0	—	40.2

(Loss) earnings from continuing operations before minority interest	(166.9)	—	62.5	(172.1)	165.6	(110.9)
Minority interest	—	—	—	10.6	—	10.6

(Loss) earnings from continuing operations	(166.9)	—	62.5	(182.7)	165.6	(121.5)
Loss from discontinued operations, net of tax	—	—	(20.6)	(24.8)	—	(45.4)

Net (loss) income	$(166.9)	$—	$41.9	$(207.5)	$165.6	$(166.9)

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of January 31, 2009

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash and cash equivalents	$—	$5.8	$61.2	$40.5	$—	$107.5
Receivables	—	—	84.6	72.7	—	157.3
Other receivables	—	—	15.4	15.4	(15.4)	15.4
Inventories	—	—	100.5	56.4		156.9
Assets held for sale	—	—	8.1	—	—	8.1
Prepaid expenses and other	—	—	7.4	4.3	(0.8)	10.9

Total current assets	—	5.8	277.2	189.3	(16.2)	456.1
Property, plant, and equipment, net	—	—	293.1	206.2	(0.1)	499.2
Goodwill and other assets	(292.9)	702.7	496.2	48.4	(813.5)	140.9

Total assets	$(292.9)	$708.5	$1,066.5	$443.9	$(829.8)	$1,096.2

Bank borrowings and other notes	$—	$—	$25.3	$21.3	$—	$46.6
Current portion of long term debt	—	496.1	125.2	0.8	—	622.1
Liabilities held for sale	—	—	—	—	—	—
Accounts payable and accrued liabilities	—	6.6	166.3	92.4	(12.8)	252.5

Total current liabilities	—	502.7	316.8	114.5	(12.8)	921.2
Long term debt, net of current portion	—	—	0.6	0.8	—	1.4
Pension and other long term liabilities	—	—	331.4	73.6	(4.3)	400.7
Minority interest	—	—	11.6	55.2	(1.0)	65.8
Parent loans	—	(3.2)	(50.4)	143.4	(89.8)	—
Common stock	1.0	—	—	—	—	1.0
Additional paid-in capital	887.1	399.9	1,077.8	334.9	(1,812.6)	887.1
Retained earnings (accumulated deficit)	(1,302.1)	(237.8)	(590.7)	(364.0)	1,192.5	(1,302.1)
Accumulated other comprehensive income (loss)	121.1	46.9	(30.6)	85.5	(101.8)	121.1

Total stockholders’ equity	(292.9)	209.0	456.5	56.4	(721.9)	(292.9)

Total liabilities and stockholder’s equity	$(292.9)	$708.5	$1,066.5	$443.9	$(829.8)	$1,096.2

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

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2009

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash (used for) provided by operating activities	$(0.2)	$(80.6)	$26.7	$(5.8)	$(2.5)	$(62.4)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(33.7)	(46.5)	—	(80.2)
Investment in subsidiaries	(41.1)	(0.5)	(427.8)	72.4	397.0	—
Sale of assets and businesses	—	—	0.5	(27.7)	3.2	(24.0)

Cash (used for) provided by investing activities	(41.1)	(0.5)	(461.0)	(1.8)	400.2	(104.2)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	1.3	19.7		21.0
Fees paid for extinguishment of debt	—	(1.5)	—	—	—	(1.5)
Proceeds from revolver	—	—	125.0	—	—	125.0
Repayment of long-term debt	—	(3.6)	0.2	(0.9)	—	(4.3)
Bank finance fees paid	—	(1.6)	(1.2)	—	—	(2.8)
Increase (decrease) from parent investment	41.3	437.6	(2.2)	(82.2)	(394.5)	—
Dividends paid to minority shareholders	—	—	—	(12.4)		(12.4)

Cash provided by (used for) financing activities	41.3	430.9	123.1	(75.8)	(394.5)	125.0

(Decrease) increase in parent loans and advances	—	(427.6)	344.6	86.2	(3.2)	—
Net cash used for discontinued operations	—	—	(0.2)	—	—	(0.2)
Effect of exchange rates on cash and cash equivalents	—	(1.1)	(2.4)	(7.4)	—	(10.9)

(Decrease) increase in cash and cash equivalents	—	(78.9)	30.8	(4.6)	—	(52.7)
Cash and cash equivalents at beginning of period	—	84.7	30.3	45.2	—	160.2

Cash and cash equivalents at end of period	$—	$5.8	$61.1	$40.6	$—	$107.5

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2008

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows (used for) provided by operating activities	$(0.2)	$(32.8)	$8.6	$151.4	$(19.3)	$107.7

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(47.1)	(55.3)	—	(102.4)
Proceeds from disposal of assets and businesses	—	—	1.7	0.6	—	2.3
Investment in subsidiaries	0.3	(875.4)	684.7	479.4	(289.0)	—

Cash provided by (used for) investing activities	0.3	(875.4)	639.3	424.7	(289.0)	(100.1)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	(0.6)	1.8	—	1.2
Proceeds from issuance of long term debt	—	524.1	—	—	—	524.1
Repayment of long-term debt	—	(2.8)	(655.8)	(1.0)	—	(659.6)
Net proceeds from issuance of common stock	185.4	—	—	—	—	185.4
Proceeds from parent investment	—	(0.8)	423.6	(571.5)	148.7	—
Dividends to minority shareholders	—	—	—	(11.8)	—	(11.8)
Bank finance fees paid	—	(9.2)	(14.6)	—	—	(23.8)

Cash provided by (used for) financing activities	185.4	511.3	(247.4)	(582.5)	148.7	15.5

(Decrease) increase in parent loans and advances	(185.5)	480.8	(420.2)	(34.7)	159.6	—
Net cash provided by discontinued operations	—	—	40.6	51.8	—	92.4
Effect of exchange rates on cash and cash equivalents	—	0.8	1.2	4.2	—	6.2

Increase in cash and cash equivalents	—	84.7	22.1	14.9	—	121.7
Cash and cash equivalents at beginning of period	—	—	8.2	30.3	—	38.5

Cash and cash equivalents at end of period	$—	$84.7	$30.3	$45.2	$—	$160.2

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2007

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows (used for) provided by operating activities	$(0.2)	$—	$(0.2)	$72.6	$(1.5)	$70.7

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(37.2)	(33.2)	—	(70.4)
Investment in subsidiaries	0.2	—	(263.3)	206.0	57.1	—
Proceeds from sale of assets	—	—	9.9	0.3	—	10.2
Capital contributed by minority shareholders	—	—	—	0.4	—	0.4

Cash provided by (used for) investing activities	0.2	—	(290.6)	173.5	57.1	(59.8)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	0.6	1.0	—	1.6
Repayment of long-term debt	—	—	(19.9)	(1.0)	—	(20.9)
Increase (decrease) from parent investment	—	—	431.2	(390.2)	(41.0)	—
Dividends to minority shareholders	—	—	—	(3.9)	—	(3.9)
Bank finance fees paid	—	—	(4.0)	—	—	(4.0)

Cash provided by (used for) financing activities	—	—	407.9	(394.1)	(41.0)	(27.2)

(Decrease) increase in parent loans and advances	—	—	(83.5)	98.1	(14.6)	—
Net cash (used for) provided by discontinued operations	—	—	(27.1)	37.0	—	9.9
Effect of exchange rates on cash and cash equivalents	—	—	(1.1)	3.5	—	2.4

Increase (decrease) in cash and cash equivalents	—	—	5.4	(9.4)	—	(4.0)
Cash and cash equivalents at beginning of period	—	—	2.8	39.7	—	42.5

Cash and cash equivalents at end of period	$—	$—	$8.2	$30.3	$—	$38.5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

We maintain a disclosure committee (the Disclosure Committee) reporting to our Chief Executive Officer to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing our Disclosure Controls and Procedures. The Disclosure Committee is currently chaired by our Vice President, Finance and Chief Financial Officer and includes our Chief Operating Officer and President, Global Wheel Group; Vice President, General Counsel and Secretary; Director of Compensation and Benefits; Treasurer; Assistant General Counsel; Director of Internal Audit; Director of Tax; and Corporate Controller as its other members.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2009 to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

b)	Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2009. In making our assessment of internal control over financial reporting, management used the criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we determined that our internal control over financial reporting was effective as of January 31, 2009.

The effectiveness of our internal control over financial reporting as of January 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

c)	Changes in Internal Control Over Financial Reporting

As described in Note 20, Prior Period Accounting Errors, the weighted average shares and earnings per share for the periods ended January 31, 2007 and 2006 failed to include a retroactive adjustment for the bonus element related to the issuance of shares from a stock rights offering in May 2007. As a result, weighted average shares and earnings per share were restated for the fiscal years ending January 31, 2007 and 2006. We have implemented changes to our internal controls over financial reporting to address this matter. These included the implementation of procedures for the calculation and review of the retroactive adjustment and additional training for the financial reporting function.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information regarding our directors, executive officers, and corporate governance will be set forth in our Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) or an amendment to this Annual Report on Form 10-K (Amended Form 10-K) to be filed within 120 days after our fiscal year ended January 31, 2009, which information is incorporated herein by reference.

Item 11.	Executive Compensation

Incorporated herein by reference from the Proxy Statement or the Amended Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We had the following equity compensation plans in effect at January 31, 2009:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Option,	Outstanding Options,	Equity Compensation Plans
Plan Category — Equity	Warrants, and Rights	Warrants, and Rights	(Excluding Securities
Compensation Plans	(a)(1)	(b)(2)	Reflected in Column (a))(c)

Plans approved by security holders	5,437,791	$5.55	955,374
Plans not approved by security holders	—	—	—

Total	5,437,791	$5.55	955,374

(1)	Consists of 3,913,900 options and 1,523,891 restricted stock units.

(2)	Weighted average exercise price includes 3,913,900 options and excludes 1,523,891 restricted stock units, which do not have an exercise price.

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement or the Amended Form 10-K., which information is incorporated herein by reference.

Information regarding our equity compensation plan is set forth under “Executive Compensation — Equity Compensation Plan Information” in the Proxy Statement or the Amended Form 10-K., which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference from the Proxy Statement or the Amended Form 10-K.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from the Proxy Statement or the Amended Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for fiscals 2008, 2007, and 2006.

All other schedules are omitted as the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

Exhibits

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed May 21, 2003).
3.1	Certificate of Incorporation of HLI Holding Company, Inc., effective as of May 6, 2003, as amended to date (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed April 10, 2008).
3.2	By-Laws of Hayes Lemmerz International, Inc., effective as of May 30, 2003, as amended to date. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K , filed September 26, 2009.
4.1	Amended and Restated Equity Purchase and Commitment Agreement, dated as of April 16, 2007, by and between Hayes Lemmerz International, Inc. and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed April 18, 2007).
4.2	Indenture, dated as of May 30, 2007, by and among Hayes Lemmerz Finance LLC — Luxembourg S.C.A., the Guarantors named therein, U.S. Bank National Association, as Trustee, and Deutsche Bank AG, London Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 5, 2007).
4.3	Supplemental Indenture and Guaranty Release, dated as of November 9, 2007, by and among Hayes Lemmerz Finance LLC — Luxembourg S.C.A., the Guarantors named therein, and U.S. Bank National Association, as Trustee.* (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed April 10, 2008).
4.4	Form of 8.25% Senior Notes due 2015 (attached as Exhibit A to the Indenture filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 5, 2007).
4.5	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz Finance LLC — Luxembourg S.C.A., the Guarantors named therein, and Deutsche Bank AG, London Branch, Citigroup Global Markets Inc., and UBS Limited (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed June 5, 2007).
4.6	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz International, Inc., Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed June 5, 2007).
4.7	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Preferred Stock issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
10.1	Amended and Restated Employment Agreement between Hayes and Curtis J. Clawson, dated September 26, 2001 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.2	Form of Employment Agreement between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.3	Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.4	Hayes Lemmerz International, Inc. Critical Employee Retention Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.5	Amendment No. 1 to Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A for our 2007 Annual Meeting of Stockholders, filed on May 31, 2007).

10.6	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, filed September 15, 2003, as amended).
10.7	Stock Purchase Agreement dated as of October 14, 2005 by and among HLI Operating Company, Inc., HLI Commercial Highway Holding Company, Inc., and Hayes Lemmerz International — Commercial Highway, Inc. and Precision Partners Holding Company, as amended by an Amendment to Stock Purchase Agreement dated November 11, 2005 (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.8	Stock Purchase Agreement among HLI Operating Company, Inc., HLI Suspension Holding Company, Inc. and Diversified Machine, Inc. dated February 1, 2007 (incorporated by reference to Exhibit 23.1 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2007, filed on June 8, 2007).
10.9	Stock Purchase Agreement, dated as of November 9, 2007, between HLI Brakes Holding Company, Inc., and Brembo North America, Inc. (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2007, filed on December 10, 2007).
10.10	Framework Agreement on the Ongoing Purchase of Receivables dated as of October 10, 2005 by and between Hayes Lemmerz Werke GmbH and MHB Financial Services GmbH & Co. KG (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.11	Second Amended and Restated Credit Agreement, dated as of May 30, 2007, among HLI Operating Company, Inc., Hayes Lemmerz Finance LLC — Luxembourg S.C.A., Hayes Lemmerz International, Inc., the lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent and as Documentation Agent, and Deutsche Bank Securities Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2007).
10.12	Amendment No. 1 to Credit Agreement, dated as of January 30, 2009, among HLI Operating Company, Inc., Hayes Lemmerz Finance LLC — Luxembourg S.C.A., Hayes Lemmerz International, Inc., the lenders party thereto, and Citicorp North America, Inc., as Administrative Agent.*
10.13	Second Amended and Restated Pledge and Security Agreement, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., as Grantors, the other Grantors party thereto, Citicorp North America, Inc., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 5, 2007).
10.14	Second Amended and Restated Guaranty, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2007, filed on September 7, 2007).
10.15	Hayes Lemmerz International, Inc. Performance Cash Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2008).
10.16	Form of Award Agreement under Hayes Lemmerz International, Inc. Performance Cash Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 17, 2008).
14	Code of Ethics (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on April 12, 2004).
21	Hayes Subsidiaries.*
24	Powers of Attorney.*
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Mark A. Brebberman, Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Mark A. Brebberman, Vice President, Finance and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2009.

HAYES LEMMERZ INTERNATIONAL, INC.

By:	/s/ MARK A. BREBBERMAN
Mark A. Brebberman
Vice President, Finance and
Chief Financial Officer

May 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CURTIS J. CLAWSON Curtis J. Clawson	Chairman of the Board of Directors Chief Executive Officer, President and Director	May 11, 2009

/s/ MARK A. BREBBERMAN Mark A. Brebberman	Vice President, Finance and Chief Financial Officer	May 11, 2009

/s/ DAVID JORGENSEN David Jorgensen	Corporate Controller	May 11, 2009

/s/ WILLIAM C. CUNNINGHAM* William C. Cunningham	Director	May 11, 2009

/s/ GEORGE T. HAYMAKER, JR.* George T. Haymaker, Jr.	Lead Director	May 11, 2009

/s/ CYNTHIA FELDMANN* Cynthia Feldmann	Director	May 11, 2009

/s/ MOHSEN SOHI* Mohsen Sohi	Director	May 11, 2009

/s/ HENRY D.G. WALLACE* Henry D.G. Wallace	Director	May 11, 2009

/s/ RICHARD F. WALLMAN* Richard F. Wallman	Director	May 11, 2009

* /s/ PATRICK C. CAULEY Patrick C. Cauley Attorney-in-fact

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year Ending January 31,
	2009	2008	2007
Allowance for doubtful accounts:	(Dollars in millions)

Balance at beginning of year	$1.5	$1.8	$3.5
Additions charged to costs and expenses	—	0.1	0.5
Deductions	(1.2)	(0.4)	(2.2)

Balance at end of year	$0.3	$1.5	$1.8

EXHIBIT INDEX

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed May 21, 2003).
3.1	Certificate of Incorporation of HLI Holding Company, Inc., effective as of May 6, 2003, as amended to date (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed April 10, 2008).
3.2	By-Laws of Hayes Lemmerz International, Inc., effective as of May 30, 2003, as amended to date. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K , filed September 26, 2009.
4.1	Amended and Restated Equity Purchase and Commitment Agreement, dated as of April 16, 2007, by and between Hayes Lemmerz International, Inc. and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K, filed April 18, 2007).
4.2	Indenture, dated as of May 30, 2007, by and among Hayes Lemmerz Finance LLC — Luxembourg S.C.A., the Guarantors named therein, U.S. Bank National Association, as Trustee, and Deutsche Bank AG, London Branch, as London Paying Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed June 5, 2007).
4.3	Supplemental Indenture and Guaranty Release, dated as of November 9, 2007, by and among Hayes Lemmerz Finance LLC — Luxembourg S.C.A., the Guarantors named therein, and U.S. Bank National Association, as Trustee.* (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, filed April 10, 2008).
4.4	Form of 8.25% Senior Notes due 2015 (attached as Exhibit A to the Indenture filed as Exhibit 4.1 to our Current Report on Form 8-K, filed June 5, 2007).
4.5	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz Finance LLC — Luxembourg S.C.A., the Guarantors named therein, and Deutsche Bank AG, London Branch, Citigroup Global Markets Inc., and UBS Limited (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed June 5, 2007).
4.6	Registration Rights Agreement, dated as of May 30, 2007, by and between Hayes Lemmerz International, Inc., Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed June 5, 2007).
4.7	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Preferred Stock issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
10.1	Amended and Restated Employment Agreement between Hayes and Curtis J. Clawson, dated September 26, 2001 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.2	Form of Employment Agreement between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.3	Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.4	Hayes Lemmerz International, Inc. Critical Employee Retention Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.5	Amendment No. 1 to Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A for our 2007 Annual Meeting of Stockholders, filed on May 31, 2007).
10.6	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, filed September 15, 2003, as amended).
10.7	Stock Purchase Agreement dated as of October 14, 2005 by and among HLI Operating Company, Inc., HLI Commercial Highway Holding Company, Inc., and Hayes Lemmerz International — Commercial Highway, Inc. and Precision Partners Holding Company, as amended by an Amendment to Stock Purchase Agreement dated November 11, 2005 (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on December 9, 2005).

10.8	Stock Purchase Agreement among HLI Operating Company, Inc., HLI Suspension Holding Company, Inc. and Diversified Machine, Inc. dated February 1, 2007 (incorporated by reference to Exhibit 23.1 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2007, filed on June 8, 2007).
10.9	Stock Purchase Agreement, dated as of November 9, 2007, between HLI Brakes Holding Company, Inc., and Brembo North America, Inc. (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2007, filed on December 10, 2007).
10.10	Framework Agreement on the Ongoing Purchase of Receivables dated as of October 10, 2005 by and between Hayes Lemmerz Werke GmbH and MHB Financial Services GmbH & Co. KG (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.11	Second Amended and Restated Credit Agreement, dated as of May 30, 2007, among HLI Operating Company, Inc., Hayes Lemmerz Finance LLC — Luxembourg S.C.A., Hayes Lemmerz International, Inc., the lenders from time to time party thereto, Citicorp North America, Inc., as Administrative Agent and as Documentation Agent, and Deutsche Bank Securities Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 5, 2007).
10.12	Amendment No. 1 to Credit Agreement, dated as of January 30, 2009 among HLI Operating Company, Inc., Hayes Lemmerz Finance LLC — Luxembourg S.C.A., Hayes Lemmerz International, Inc., the lenders party thereto, Citicorp North America, Inc., as Administrative Agent.*
10.13	Second Amended and Restated Pledge and Security Agreement, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., as Grantors, the other Grantors party thereto, Citicorp North America, Inc., as Administrative Agent, and Deutsche Bank Securities Inc., as Syndication Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed June 5, 2007).
10.14	Second Amended and Restated Guaranty, dated as of May 30, 2007, among Hayes Lemmerz International, Inc. and HLI Operating Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2007, filed on September 7, 2007).
10.15	Hayes Lemmerz International, Inc. Performance Cash Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2008).
10.16	Form of Award Agreement under Hayes Lemmerz International, Inc. Performance Cash Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 17, 2008).
14	Code of Ethics (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on April 12, 2004).
21	Hayes Subsidiaries.*
24	Powers of Attorney.*
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Mark A. Brebberman, Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Mark A. Brebberman, Vice President, Finance and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

*	Filed electronically herewith.