Form 10-K/A
period 2009-01-31
HAYES LEMMERZ INTERNATIONAL INC
filed 2009-06-01
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50303
Hayes Lemmerz International, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	32-0072578 (I.R.S. Employer Identification No.)

15300 Centennial Drive, Northville, Michigan (Address of Principal Executive Offices)	48168 (Zip Code)
Registrant’s telephone number, including area code: (734) 737-5000
Securities Registered Pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange on which Registered:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
This Amendment No. 1 on Form 10-K/A (Form 10-K/A) to our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, initially filed with the United States Securities and Exchange Commission (the SEC) on May 11, 2009 (Original Filing), is being filed solely to provide the information required by Part III of Form 10-K. The information required by Part III of Form 10-K was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.
In accordance with Rule 12b-15 under the Exchange Act of 1934, as amended, this Form 10-K/A amends and restates in their entirety Item 10. Directors, Executive Officers and Corporate Governance; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions; and Item 14. Principal Accountant Fees and Services. In addition, as required by Rule 12b-15, this Form 10-K/A includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Form 10-K/A solely to reflect the filing of these exhibits with this Form 10-K/A. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are being filed with this Form 10-K/A.
This Form 10-K/A does not amend, supplement, or otherwise update any other information contained in the Original Filing, including the exhibits thereto, and does not give effect to subsequent events, including the filing on May 11, 2009, by the Company and certain of its subsidiaries of petitions for relief under the United States Bankruptcy Code. This Form 10-K/A should accordingly be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

HAYES LEMMERZ INTERNATIONAL, INC.
FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries. References to fiscal year means the 12-month period commencing on February 1st of that year and ending January 31st of the following year (e.g., fiscal 2008 means the period beginning February 1, 2008, and ending January 31, 2009). This report contains forward looking statements with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum, and other raw materials and our ability to maintain credit terms with our suppliers; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers; (6) changes in the financial markets or our debt ratings affecting our financial structure and our ability to borrow money or find alternative sources of additional liquidity; (7) the uncertainties inherent in international operations and foreign currency fluctuations; (8) the impact of our Chapter 11 bankruptcy filing on our business; and (9) the risks described in Section 1A, “Risk Factors” of the Original Filing You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K. We have no duty to update the forward looking statements in this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K and we do not intend to provide such updates.

PART III
Item 10.  Directors, Executive Officers, and Corporate Governance
Board of Directors
The following table sets forth for each member of our Board of Directors his or her name, age, positions held with us, class and the years in which he or she became a director and in which his or her current term will end. There are no family relationships among any of the directors or between any of the directors and any executive officers, and there is no arrangement or understanding between any of the directors and any other person pursuant to which he was selected as a director.

				Year First	Term as Director
Name	Age	Position Held With Us	Class	Became Director	Will Expire (1)
Curtis J. Clawson	49	President, Chief Executive Officer and Chairman of the Board	I	2001	2010
George T. Haymaker, Jr.	71	Lead Director	I	2003	2010
William H. Cunningham	65	Director	II	2003	2011
Mohsen Sohi	50	Director	II	2004	2011
Henry D. G. Wallace	63	Director	III	2003	2009
Richard F. Wallman	58	Director	III	2003	2009
Cynthia L. Feldmann	56	Director	III	2006	2009

(1)	Directors’ terms of office are scheduled to expire at the annual meeting of stockholders to be held in the year indicated.
Curtis J. Clawson serves as our President, Chief Executive Officer and Chairman of the Board and has held such positions since August 2001 (President and Chief Executive Officer) and September 2001 (Chairman). From 1999 to July 2000, Mr. Clawson was President and Chief Operating Officer of American National Can. Mr. Clawson has 17 years of experience in the automotive industry. He began his career in automotive-related businesses at Arvin Industries where he spent 9 years, from 1986 to 1995, including a position as General Manager of the business unit that supplied Arvin exhaust products, tenures in sales and marketing and tenures in production and plant management. From 1995 until the time that he joined American National Can, Mr. Clawson worked for AlliedSignal, Inc. as President of AlliedSignal’s Filters (Fram) and Spark Plugs (Autolite) Group, a $500 million automotive components business, and then as President of AlliedSignal’s Laminate Systems Group. Mr. Clawson earned his Bachelor of Science and Bachelor of Arts degrees from Purdue University and a Master of Business Administration from Harvard Business School. He is fluent in Portuguese, Spanish and French.
William H. Cunningham has been a Professor of Marketing at the University of Texas at Austin since 1979. Dr. Cunningham has occupied the James L. Bayless Chair for Free Enterprise at the University of Texas since 1985. Dr. Cunningham was the Dean of the University of Texas’ College of Business Administration/Graduate School of Business from 1982 to 1985, and President of the University of Texas at Austin from 1985 to 1992. Dr. Cunningham was also the Chancellor (chief executive officer) of the University of Texas System from 1992 to 2000. Dr. Cunningham is a director of the following publicly-traded companies: Lincoln National Corporation, an insurance company, Southwest Airlines, a national air carrier, Introgen Therapeutics, a gene therapy company, and Hicks Acquisition Company I, Inc., a “blank check” company formed to acquire one or more additional companies. He is also a member of the board of John Hancock Mutual Funds. Dr. Cunningham received a Ph.D., a Master of Business Administration and a Bachelor of Business Administration from Michigan State University.
Cynthia L. Feldmann has served as President and Founder of Jetty Lane Associates, a consulting firm, since December 2005. Previously, Ms. Feldmann served as the Life Sciences Business Development Officer for the Boston law firm Palmer & Dodge, LLP from November 2003 to September 2005 and was with the global accounting firm, KPMG LLP, from July 1994 to September 2002, holding various leadership roles in the firm’s Medical Technology and Health Care & Life Sciences industry groups, including Partner, Northeast Regional Relationships. Ms. Feldmann also spent 19 years with the accounting firm Coopers & Lybrand (now PricewaterhouseCoopers), ultimately as National Partner-in-Charge of their Life Sciences practice. Ms. Feldmann is a director of STERIS Corporation, a developer of products and services to prevent infection and contamination, and Hanger Orthopedic Group, Inc., a provider of orthotic and prosthetic patient care services. Ms. Feldmann earned a Bachelor of Science degree in accounting from Boston College and is a Certified Public Accountant.
George T. Haymaker, Jr. serves as our Lead Director. Mr. Haymaker served as non-executive Chairman of the Board of Kaiser Aluminum Corporation from October 2001 through June 2006. Mr. Haymaker served as Chairman of the Board and Chief Executive Officer of Kaiser Aluminum Corporation from January 1994 until January 2000, and as non-executive Chairman of the Board of Kaiser Aluminum Corporation from January 2000 through May 2001. From May 1993 to December 1993, Mr. Haymaker served as President and Chief Operating Officer of Kaiser Aluminum Corporation. Mr. Haymaker is a director of Pool Corporation, a distributor of swimming pool products. Mr. Haymaker received his Bachelor of Science degree in metallurgy and Master of Science degree in Industrial Management from the Massachusetts Institute of Technology and a Master of Business Administration from the University of Southern California.

Mohsen Sohi is the President and CEO of Freudenberg-NOK. Prior to joining Freudenberg, Mr. Sohi was employed by NCR Corporation from 2001 until 2003. Mr. Sohi’s last position with NCR was as the Senior Vice President, Retail Solutions Division. Before serving NCR in this position, Mr. Sohi spent more than 14 years at AlliedSignal, Inc. and its post-merger successor, Honeywell International Inc. From July 2000 to January 2001, he served as President, Honeywell Electronic Materials. From August 1999 to July 2000, Mr. Sohi was President, Commercial Vehicle Systems, at AlliedSignal. Prior to that, from 1997 to August 1999, he was Vice President and General Manager, Turbocharging Systems, and from 1995 to 1997, he was Director of Product Development and Technical Excellence at AlliedSignal. Mr. Sohi is a director of STERIS Corporation, a developer of products and services to prevent infection and contamination, and Harris Stratex Networks, Inc., a developer of microwave communications equipment. Mr. Sohi received his Bachelor of Science degree in Mechanical and Aerospace Engineering from the University of Missouri, a Doctor of Science degree in Mechanical Engineering from Washington University and a Master of Business Administration from the University of Pennsylvania’s Wharton School of Business.
Henry D. G. Wallace was employed by Ford Motor Company from 1971 until his retirement in 2001. Mr. Wallace’s last position with Ford was as the Group Vice President, Mazda & Asia Pacific Operations. Before serving Ford in this capacity, Mr. Wallace occupied a number of different positions, including Group Vice President and Chief Financial Officer; Vice President, European Strategic Planning and Chief Financial Officer, Ford of Europe, Inc.; President and Chief Executive Officer, Mazda Motor Corporation; and President, Ford Venezuela. Mr. Wallace is a director of Diebold, Inc., a provider of ATM, security and electronic voting systems, Ambac Financial Group, Inc., a financial services company and Lear Corporation, an automotive components supplier. Mr. Wallace received a Bachelor of Arts degree in Economics from the University of Leicester.
Richard F. Wallman was employed by Honeywell International, Inc. from 1999 until his retirement in 2003. Mr. Wallman’s last position with Honeywell was as Senior Vice President and Chief Financial Officer. From 1995 to 1999, Mr. Wallman held the same position at AlliedSignal, Inc., until its merger with Honeywell. Before joining AlliedSignal, Mr. Wallman occupied a number of different positions with IBM Corporation, Chrysler Corporation and Ford Motor Company. Mr. Wallman is a director of Ariba, Inc., a software company, Convergys Corporation, a relationship management company, Lear Corporation, an automotive components supplier, and Roper Industries, a diversified supplier of industrial products. Mr. Wallman received his Bachelor of Science degree in Electrical Engineering from Vanderbilt and a Master of Business Administration from the University of Chicago.
Executive Officers
The following table contains the names and ages of our current executive officers and their positions, followed by a description of their business experience during the past five years. All positions shown are with us or our subsidiaries unless otherwise indicated. All executive officers are appointed by the Board of Directors and serve at its pleasure. There are no family relationships among any of the executive officers or between any of the executive officers and any directors, and there is no arrangement or understanding between any of the executive officers and any other person pursuant to which he was selected as an officer. Each individual below is a U.S. citizen and the business address of each individual is 15300 Centennial Drive, Northville, Michigan 48168.

Name	Age	Position
Curtis J. Clawson	49	President, Chief Executive Officer and Chairman of the Board
Fred Bentley	43	Chief Operating Officer and President, Global Wheel Group
Mark A. Brebberman	48	Vice President and Chief Financial Officer
Patrick C. Cauley	49	Vice President, General Counsel and Secretary
John A. Salvette	53	Vice President, Business Development
Biographical information for Mr. Clawson is provided with the other members of the Board of Directors.
Fred Bentley, Chief Operating Officer and President, Global Wheel Group, has held the position of Chief Operating Officer since July 2007 and has held the position of President, Global Wheel Group since January 2006, when the group was formed by combining the Company’s North American and International Wheel Groups. Mr. Bentley joined the Company in October of 2001 as President of the Commercial Highway and Aftermarket business and was appointed President of the International Wheel Group in June 2003. He is a Six Sigma Black Belt, has a solid background of operations strategy, lean manufacturing, leadership of global businesses and business repositioning. Prior to joining the Company, he was Managing Director for Honeywell’s Holts European and South Africa automotive after-market operations. In addition, while at Honeywell, Mr. Bentley also served as Heavy Duty Filter (Fram) General Manager and Plant Manager for operations in Greenville, Ohio and Clearfield, Utah. Before joining Honeywell in 1995, Mr. Bentley worked in various capacities at Frito Lay, Inc. (PepsiCo) for a total of eight years. Mr. Bentley earned his Bachelor of Science degree in Industrial Engineering from the University of Cincinnati, Ohio, and a Master of Business Administration from the University of Phoenix. He also attended the Harvard Business School Advanced Management Program.

Mark A. Brebberman, Vice President and Chief Financial Officer has held this position since August 1, 2008. He previously served as Corporate Controller from July 2007 until August 2008, as Controller, Operations from April 2004 to July 2007 and as Controller, North American Wheel Group Business Unit from December 2001 to April 2004. Prior to joining the Company in 2001, Mr. Brebberman served from 1988 – 2001 in a variety of financial positions with Compagnie de Saint-Gobain, a French multi-national manufacturer of building materials and other engineered products. He also worked in public accounting with Deloitte Haskins + Sells. Mr. Brebberman is a Certified Public Accountant and has a Bachelor of Business Administration degree from the University of Notre Dame and an MBA from Brigham Young University.
Patrick C. Cauley, Vice President, General Counsel and Secretary, has held this position since January 2004. He previously served as Interim General Counsel and before that as Assistant General Counsel. Prior to joining the Company in 1999, Mr. Cauley was a partner at the Detroit based law firm of Bodman LLP, where he engaged in all aspects of corporate practice, including mergers and acquisitions, commercial lending and financing, tax and real estate transactions. Mr. Cauley earned his Bachelor of Science degree in Business Administration, with a major in Accounting and his Juris Doctor degree from the University of Michigan. Mr. Cauley is also a Certified Public Accountant.
John A. Salvette, Vice President, Business Development, has held this position since August 2001. After serving in various financial positions with Rockwell International’s Automotive Operations and serving as Vice President and Chief Financial Officer of Stahl Manufacturing, an automotive supplier in Redford, Michigan, Mr. Salvette joined Kelsey-Hayes in 1990 as Controller for the North American Aluminum Wheel Business Unit. From May 1993 to January 1995, Mr. Salvette served as Director of Investor Relations and Business Planning and, from February 1995 to June 1997, as Corporate Treasurer to the Company. From July 1997 to January 1999, Mr. Salvette was Group Vice President of Finance of Hayes Lemmerz Europe. Following the acquisition of CMI International in February 1999, Mr. Salvette was appointed Vice President of Finance, Cast Components Group. Mr. Salvette received a Bachelor of Arts degree in Economics from the University of Michigan in 1977 and a Master of Business Administration from the University of Chicago in 1979.
On May 11, 2009, Hayes Lemmerz International, Inc., 20 of our wholly owned domestic subsidiaries and one wholly owned Luxembourg subsidiary filed voluntary petition under the Chapter 11 of the United States Bankruptcy Code in the District of Delaware. Each of the executive officers named above was an executive officer of some or all of these entities at the time of filing.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and executive officers that no other reports were required, during the fiscal year ended January 31, 2009, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.
Corporate Governance Matters
Code of Ethics for Chief Executive and Senior Financial Officers
In January 2004 our Board of Directors adopted a code of ethics for our chief executive and senior financial officers. A copy of this code of ethics is available on our corporate website at www.hayes-lemmerz.com on the “Investor Relations” page at the “Corporate Governance” link. Any material change to, or waiver from, this code of ethics will be disclosed on our website within five business days after such change or waiver. This code of ethics requires each of these officers to, among other things:
•
Avoid situations in which their own interests conflict, or may appear to conflict, with the interests of the Company and to promptly disclose any actual or apparent conflicts of interest to our General Counsel.

•
Work to ensure that we fully, fairly and accurately disclose information in a timely and understandable manner in all reports and documents that we file or submit to the SEC and in other public communications made by us.

•	Comply with applicable laws, rules and regulations that govern the conduct of our business and report any suspected violations of the code to the Audit Committee of the Board of Directors.

Procedures for Stockholders to Recommend Nominees for the Board of Directors
There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors. Those procedures are disclosed in the Proxy Statement for our 2008 Annual Meeting of Stockholders filed with the SEC on May 28, 2008.
Audit Committee
The Board of Directors has a separately-designated standing Audit Committee. The current members of our Audit Committee are Cynthia L. Feldmann (Chair), George T. Haymaker, Jr., and Mohsen Sohi, all of whom are independent as defined by Nasdaq listing standards. Our Board of Directors has determined that Ms. Feldmann is qualified as an “audit committee financial expert” as that term is defined in the applicable SEC rules and in satisfaction of Nasdaq audit committee requirements.
Item 11.  Executive Compensation
Compensation Discussion and Analysis
Objectives and Principles of Executive Compensation
The objectives of our executive compensation programs are to attract, retain and reward executive officers who contribute to our success, to align the financial interests of executive officers with Company performance, to strengthen the relationship between executive pay and stockholder value, to motivate executive officers to achieve our business objectives and to reward individual performance.
In designing executive compensation programs intended to achieve these goals, we follow a number of key principles. These principles include the following:
•	Compensation should be competitive with that offered by other companies of similar size and in similar industries.
•	Compensation among executives should be equitable, based on their respective roles and responsibilities.
•	Compensation should be tied to the achievement of corporate and individual performance goals and objectives.
•
Compensation programs should provide an appropriate balance between guaranteed and “at risk” components so as to provide significant upside for outstanding performance without encouraging improper behavior.

•	The percentage of total compensation that is “at risk” should increase as the level of responsibility of an executive increases.
•	Compensation programs should provide an appropriate balance between short-term and long-term objectives and decision making.
•	Each element of compensation should be easy to understand.
•
Compensation programs should be flexible so as to allow compensation to be modified in response to changing industry conditions or other factors while continuing to support achievement of the Company’s goals.

•	Compensation programs should encourage ethical behavior by our executives.
Use of Compensation Consultants and Benchmarking
The Compensation Committee engaged Towers Perrin, a nationally-recognized compensation consulting firm, to provide guidance in connection with our fiscal 2008 executive compensation programs. Towers Perrin does not provide any significant services to the Company other than acting as compensation consultant to the Compensation Committee. During 2008, Towers Perrin advised the Compensation Committee on the overall structure of the executive compensation programs, the appropriate mix of the various elements of compensation and the target compensation levels for each of our executive officers, including the executive officers named in the Summary Compensation Table (our “Named Executive Officers”). The compensation consultant also assisted us in developing a peer group of similar companies for purposes of benchmarking our executive compensation programs.
The peer group consisted of 31 manufacturing companies including eight automotive suppliers. The peer group had median annual revenue of approximately $2 billion, which is similar to the revenue of the Company, with annual revenue ranging from approximately $800 million to approximately $4.6 billion. The peer group was comprised of companies with business operations, complexity and size similar to those of the Company and was selected to provide robust market data for analyzing competitive executive pay as well as to minimize year-to-year volatility in pay for specific positions. The peer group consisted of American Axle & Manufacturing Holdings, Inc., A. Schulman, Inc., Barnes Group, Inc., BorgWarner, Inc., Briggs & Stratton Corporation, Cameron International Corporation, Cooper Standard Automotive, Inc., Cooper Tire & Rubber Company, Donaldson Company, Inc., EnPro Industries Inc., Fleetwood Enterprises, Inc., Harsco Corporation, Herman Miller, Inc., HNI Corporation, IDEX Corporation, JLG Industries, Inc., MSC Industrial Direct Co., Inc., Metaldyne Corporation, Modine Manufacturing Company, Monaco Coach Corporation, Nissan North America, Inc., Oshkosh Truck Corporation, Packaging Corporation of America, Polaris Industries, Inc., PolyOne Corporation, Rayonier, Inc., Sonoco Products Company, Steelcase, Inc., Superior Industries International, Inc., Teledyne Technologies, Inc., and The Toro Company.

Role of Management
Members of management participate in the process of setting executive compensation in a number of ways. Mr. Clawson, our Chief Executive Officer, generally makes recommendations to the Compensation Committee regarding each element of compensation for the other Named Executive Officers and participates in some of the Compensation Committee’s discussions related to the compensation of these Named Executive Officers. However, all decisions regarding the compensation of our Named Executive Officers are made by the Compensation Committee. In fiscal 2008, Mr. Clawson made recommendations to the Compensation Committee regarding base salary increases and the amount of long-term compensation awards for the other Named Executive Officers. Mr. Clawson does not make recommendations regarding his own compensation and is not present for discussions of his compensation by the Compensation Committee.
Management also plays a significant role in structuring our incentive compensation plans. In fiscal 2008, management recommended to the Compensation Committee the financial metrics and targets on which short-term and long-term cash incentive awards should be determined so as to align this component of executive compensation with corporate financial targets that are important to our stockholders as well as non-financial metrics that are important to our customers and employees. Management determines, in consultation with our Board of Directors, our annual budgets and operating plans, including the overall cost and cash flow impact of our executive compensation programs. From time to time, management may also recommend changes to executive compensation based on our then current financial situation. Management recommendations are only one of several factors considered by the Compensation Committee in establishing compensation programs and levels, and the Compensation Committee remains free to modify or disregard management’s recommendations in its sole discretion.
Allocation Among Components of Compensation
Our executive compensation package in 2008 consisted of the following components: base salary, short-term cash incentives, long-term cash incentives, long-term equity incentives, benefit programs and perquisites. The Compensation Committee reviews the executive compensation practices of the peer group in establishing levels of total compensation and the allocation of total compensation among the various compensation components. In general, we target total executive compensation to be competitive with the median total compensation of the peer group, taking into account individual factors such as responsibilities, experience and performance.
One important principle followed by the Compensation Committee in establishing the allocation of total compensation among the various components is that the portion of an executive’s total target compensation that is “at risk” and subject to the achievement of performance goals or tied to stockholder returns should increase as the responsibilities of the executive within the Company increase. Accordingly, the percentage of total target compensation that is “at risk” is highest for our Chief Executive Officer and is higher for our Chief Operating Officer than it is for the other Named Executive Officers. The following table sets forth for each Named Executive Officer (during the period in which he served as a Named Executive Officer) the targeted allocation on a percentage basis of fiscal 2008 compensation among base salary, target short-term and long-term cash incentives and target long-term equity incentives:

		Short-term	Long-term	Long-term
	Base	Cash	Cash	Equity
Name	Salary	Incentives	Incentives	Incentives	Total
Curtis J. Clawson	25%	25%	30%	20%	100%
Mark A Brebberman	38%	24%	23%	15%	100%
Fred Bentley	30%	30%	24%	16%	100%
Patrick C. Cauley	38%	24%	23%	15%	100%
John A. Salvette	38%	24%	23%	15%	100%
James A. Yost	38%	24%	23%	15%	100%

Base Salary
The base salary component of total compensation, which is not “at risk,” is intended to provide a fair and reasonable level of minimum pay for the performance of the regular duties and responsibilities of each position. In determining base salaries that are fair and reasonable, the Compensation Committee considers the importance to the Company of the duties and responsibilities of each position, the relative experience of the executive, the base salaries being paid by the members of the peer group for similar positions and how each executive’s base salary compares to the other members of the executive team. We target base salary to be at approximately the median of the peer group.
Base salary is the basis for determining the amounts of the other components of compensation, which are typically calculated as a multiple of base salary. For instance, target and maximum short-term cash incentives are expressed as percentages of base salary, as are the expected annual values of long-term incentive compensation. In addition, certain benefit programs such as retirement benefits and life and long-term disability insurance provide benefits that are based on percentages or multiples of base salary.
Base salary is reviewed annually by the Compensation Committee. Each of the Named Executive Officers received a three percent increase in base salary effective February 1, 2008. Effective August 1, 2008, Mr. Brebberman’s base salary was increased to the current level in connection with his appointment as Chief Financial Officer.
Short-Term Cash Incentives
Short-term cash incentive compensation is intended to reward the achievement of corporate performance goals for the current fiscal year. The criteria used to evaluate corporate performance for short-term incentive compensation are established at the beginning of each fiscal year and emphasize the achievement of business results that management and the Board of Directors determine to be most important during the year. Historically, these metrics have included measurements such as return on investment, adjusted earnings before interest, taxes, depreciation and amortization, earnings before interest and taxes, earnings from operations and cash flow. As with base salaries, the Compensation Committee consults with its executive compensation consultant and considers the practices of the peer group, other automotive suppliers and market trends in setting the metrics and target levels for short-term cash incentives. We target short-term cash incentives to be, on average, at the median of the peer group.
Consistent with the principle that a greater percentage of total compensation should be “at risk” for our Chief Executive Officer and Chief Operating Officer than for our other Named Executive Officers, in 2008 the target short-term cash incentive award was 100% of base salary for Messrs. Clawson and Bentley and was 60% of base salary for each of the other Named Executive Officers. Short-term cash incentive award payouts to our Named Executive Officers may be adjusted up or down by up 20% of the actual award achieved in the discretion of the Compensation Committee based on individual performance. In general, any upward adjustment is offset by a downward adjustment to other participants in the 2008 short-term incentive plan (“STIP”), such that the maximum amount paid under the STIP to all participants does not exceed the aggregate amount of the actual awards achieved without adjustment. However, the Compensation Committee does retain the discretion to permit upward adjustments to STIP awards that are not entirely offset by downward adjustments to other awards.
Under the STIP, the metrics for our short-term cash incentives were earnings before interest and taxes, adjusted to eliminate the impact of asset impairments, sales of businesses and certain other one-time items during the fiscal year (“EBIT”), free cash flow, which is cash from operations and asset sales minus capital expenditures, with certain additional adjustments (“Free Cash Flow”), quality measured by defective parts per million produced (“PPM”) and incident rate for reportable injuries at the Company’s facilities (“Incident Rate”). Management recommended, and the Compensation Committee approved, EBIT, Free Cash Flow, PPM and Incident Rate as the key performance metrics for short-term incentive compensation awards for several reasons, including:
•	Focusing our Named Executive Officers on reducing costs and improving productivity, liquidity, quality and safety.
•	Aligning incentive compensation to key metrics used by stockholders to evaluate our financial performance and by customers to evaluate the quality of our products.
•
Establishing performance metrics that are easy for individuals throughout the Company to understand and comprehend how individual actions can impact achievement of financial metrics and promote the goals of customer satisfaction and safety throughout the organization.

For purposes of the STIP, EBIT was calculated from our audited financial statements by starting with loss from operations, then eliminating the impact of non-cash asset impairments and the impact of the sale of our Hoboken, Belgium aluminum wheel facility.  Free Cash Flow was calculated from our audited financial statements by starting with cash provided by operating activities minus cash used for investing activities, then eliminating the impact of our accounts receivable securitization facility and the impact of the sale of our Hoboken, Belgium aluminum wheel facility. PPM was calculated using customer quality metrics and Incident Rate was defined as the number of injuries requiring medical attention per 200,000 hours worked.

The fiscal 2008 EBIT target was $97.3 million, the Free Cash Flow target was $1.0 million, the PPM target was 75 and the Incident Rate target was 1.85, which are consistent with the targets for these metrics in the Company’s annual operating plan. Each metric is considered separately in determining the amount of the STIP award earned. EBIT would account for 50%, Free Cash Flow would account for 30% and PPM and Incident Rate would each account for 10% of the total STIP award if all are achieved at the target levels. The maximum amount of a STIP award is 200% of the target STIP award, prior to any discretionary adjustments by the Compensation Committee. Additionally, the maximum payout with respect to either financial metric may not exceed 200% of the award payable with respect to such metric at the target level.
EBIT performance must be at least 80% of the target to receive a payout with respect this component, at which point this component of the award will be paid at 50% of target. The percentage awarded with respect to the EBIT component increases by 2.5 percentage points for each percentage point improvement above the threshold up to the EBIT target. After achieving the target, the percentage awarded with respect to the EBIT component increases by 5.0 percentage points for each percentage point improvement above the target up to the maximum EBIT award at 120% of target. Free Cash Flow performance must be at least negative $14 million to receive a payout and the Free Cash Flow award increases on a one-to-one straight-line basis up to the maximum award at Free Cash Flow of $16 million. The PPM and Incident Rate awards also increase on a one-to-one straight-line basis from thresholds of 95 PPM and Incident Rate of 2.1 up to the maximum awards at PPM of 55 and Incident Rate of 1.6.
Due to the severe impact on the automotive industry of the global economic downturn, performance with respect to the EBIT and Free Cash Flow metrics was below the threshold for any payment. Actual PPM achieved was 56 resulting in a calculated award of 195% with respect to the PPM component. Actual Incident Rate achieved was 1.95, resulting in a calculated award of 60% with respect to the Incident Rate component and a total STIP award payment of 25.5% of target.
The Compensation Committee did not make discretionary adjustments to the STIP awards of any of our Named Executive Officers. In light of the Company’s filing for protection under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”), management recommended to the Compensation Committee that STIP awards not be paid to any of the Named Executive Officers for fiscal 2008, but that STIP awards be paid to the other participants in the STIP. The Compensation Committee approved management’s recommendation.
Because of the Chapter 11 filings the metrics for the 2009 STIP, which must be approved by the bankruptcy court, have not been established. We anticipate that the 2009 STIP will be based, at least in part, on metrics that are tied to the success of the Company’s restructuring in Chapter 11.
Long-Term Cash Incentives
In fiscal 2008, the Board adopted the Hayes Lemmerz International, Inc. Performance Cash Plan (the “PCP”) to add a cash component to total long-term compensation. The adoption of the PCP did not increase the annual expected value of total long-term compensation as a percentage of base salary, but rather reallocated a portion of the total currently allocated to long-term equity incentives such as stock options and restricted stock units to long-term cash incentives. The annual expected value of total long-term incentive compensation to each Named Executive Officer is determined as a percentage of base salary, with the annual expected value of long-term compensation set at 200% of base salary for Mr. Clawson, 137% of base salary for Mr. Bentley and 100% of base salary for the remaining Named Executive Officers.
The Compensation Committee decided to include a cash component to total long-term compensation in fiscal 2008 because the Company has substantially completed the process of divesting certain under-performing and non-wheel businesses during the fiscal year, which allows for the definition of consistent performance targets over multiple years, which would have been difficult where the divestitures significantly changed the operations of the Company from year to year. The Compensation Committee also considered that the shares available for grants under the LTIP would not be sufficient to support competitive target long-term compensation consisting solely of equity-based awards. The target cash portion of total long-term compensation was 40% in fiscal 2008. In determining the allocation between long-term cash and equity incentives, the Compensation Committee considered several factors, including the practices of the peer group and broader market data and trends provided by the compensation consultant.
In fiscal 2008, the Compensation Committee granted awards under the PCP to each of the Named Executive Officers. The actual amount of the awards payable will be determined by the Company’s performance relative to target levels of return on invested capital for each performance period. The Compensation Committee chose return on invested capital as the metric for the performance cash plan to provide an incentive for the Company to achieve a return on invested capital at least equal to its weighted average cost of capital by the end of the performance period. The amount of the actual awards will increase or decrease from the amount of the target awards by one percent for each .02 percentage points that actual return on invested capital is greater or less than the established targets, subject to a maximum award of 200% of the target award. The awards have two performance periods, one from February 1, 2008 through January 31, 2010 and one from February 1, 2008 through January 31, 2011. The target award for each performance period is equal to 50% of the total target award. If earned, awards would be paid out within 120 days following the end of each performance period. We expect that the PCP and all existing awards will be cancelled in connection with our Chapter 11 proceeding.

Long-Term Equity Compensation
The key objectives of our long-term equity compensation program are to directly align the interests of our Named Executive Officers with the interests of our stockholders and to provide a retention incentive to our Named Executive Officers, as equity compensation awards vest over a period of years following the grant date. Past equity awards have included grants of stock options, restricted stock and restricted stock units, which are payable in either stock or the equivalent value in cash on the vesting date as determined by the Compensation Committee. In consultation with Towers Perrin, its compensation consultant, the Compensation Committee has established guidelines for annual equity incentive compensation grants based on the long-term incentive programs of other companies in the peer group and which target long-term equity compensation to be at approximately the median of the peer group. The Compensation Committee has not established specific policies regarding the timing of equity incentive grants.
The long-term equity incentive compensation awards during 2008 accounted for 60% of total long-term compensation and were divided between stock options and restricted stock units, with 40% of the annual expected value of total long-term compensation allocated to stock options and 20% of the annual expected value allocated to restricted stock units. In determining the allocation between options and restricted stock units, the Compensation Committee considered several factors, including the practices of the peer group and broader market data and trends provided by the compensation consultant. The Compensation Committee wanted the value of the long-term equity incentives to be closely tied to Company performance. The Compensation Committee determined that stock options, which have value to the executive only if the price our stock increases, are more strongly tied to corporate performance than restricted stock units, which have some value to the executive regardless of our stock price performance over the vesting period. For purposes of determining the number of options and restricted stock units awarded, the options were valued at approximately $1.64 per option and the restricted stock units were valued at approximately $2.12 per share. The values were determined using a valuation methodology consistent with that used in a survey provided by the compensation consultant and using the most recent closing price of our common stock available on the day before the awards were made. The number of options and restricted stock units awarded to each of our Named Executive Officers in fiscal 2008 is set forth in the Grants of Plan Based Awards Table.
The stock options become exercisable in three equal installments on February 1, 2009, February 1, 2010 and February 1, 2011. The restricted stock units vest as to 100% of the award on February 1, 2011. In setting the vesting schedules, the Compensation Committee considered the equity incentive vesting practices provided by the compensation consultant as well as the retention objective of the awards. The Compensation Committee believes that the three-year vesting period provides a strong retention incentive by requiring continued employment over a period of years for the awards to vest fully, while not having them vest so far in the future that the retention value is diluted. We expect that all currently outstanding equity compensation awards will be canceled in connection with our Chapter 11 proceeding.
Stock Ownership Guidelines
The Board of Directors has approved stock ownership guidelines for our executives. The Board of Directors believes that stock ownership guidelines are important to align the economic interests of our executives with those of our stockholders. The guidelines were developed with input from our compensation consultant and established target stock ownership using a multiple of the peer group median salary for chief executive officers and other executives, which was converted into a fixed number of shares using our approximate share price at the time the guidelines were adopted. The multiple was set at five times median salary for our Chief Executive Officer and two times median salary for the other Named Executive Officers. Pursuant to the guidelines, our Chief Executive Officer is expected to own 696,000 shares of our common stock and the other Named Executive Officers are expected to own 117,000 shares of our common stock on or before the later of September 18, 2012 or five years following the date of his or her appointment to such a position. For purposes of determining executive stock ownership pursuant to this requirement, shares of our stock purchased in the market, stock beneficially owned by the executive, stock held by the executive in any Company benefit plan, stock acquired on the exercise of stock options and held by the executive, vested and unvested shares of restricted stock and vested and unvested restricted stock units are included. Unexercised stock options are not included. If an executive fails to comply with the stock ownership guidelines by the relevant date, then 50% of any cash incentive compensation earned by that executive will be paid in shares of restricted stock until compliance with the stock ownership guidelines is achieved. See Item 12 of this Amendment No. 1 to Annual Report on Form 10-K/A for a description of current stock ownership by our Named Executive Officers. We expect that all of our common stock and equity compensation awards will be cancelled in connection with our current Chapter 11 proceedings, and that the current stock ownership guidelines will be revised or terminated. The Company does not have any policies regarding hedging the economic risk of executive stock ownership.

Benefits, Perquisites and Foreign Tax Equalization
Our executive benefit plans provide benefits customary in the automotive supply industry. Benefit programs are established taking into account benefits being offered by industry and peer group companies, market trends and the impact of the costs of the benefit programs on our financial performance. Most benefit plans provided to our executive officers are also provided to all non-union employees in the United States. Basic benefit plans include medical and dental insurance and prescription drug plans, life insurance and long-term disability insurance.
Retirement Benefits. The Named Executive Officers participate in the Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”), which is the same tax qualified retirement plan available to all other non-union employees in the United States. We matched 100% of the first four percent of eligible compensation that was deferred into the 401(k) Plan by eligible employees, including the Named Executive Officers.
In addition to the 401(k) Plan, the Named Executive Officers participate in a non-qualified Supplemental Executive Retirement Plan (“SERP”). The intent of the SERP is to replace the benefits that would have been available under the 401(k) Plan, but for the limits on contributions to tax-qualified plans under the Internal Revenue Code. Contributions to the SERP were reinstated on January 1, 2007 at four percent of eligible compensation, the same rate as matching contributions to the 401(k) Plan, less the amount actually contributed to the 401(k) Plan. The SERP contributions are held in a Rabbi Trust and are available to satisfy the claims of creditors in our Chapter 11 proceeding.
We no longer offer a defined benefit pension plan to any of our employees in the United States. Participation in our prior defined benefit pension plan was closed to new participants on December 31, 1994 and service credits were frozen on that date. Mr. Salvette is the only Named Executive Officer with any vested benefits under the defined benefit pension plan.
Perquisites. We provide limited perquisites to our executives. In 2008, we provided each Named Executive Officer with a leased vehicle that is available for personal use and we paid all of the costs associated with those vehicles, which is a customary perquisite in the automotive supply industry. Rather than providing additional perquisites such as life and long-term disability insurance, tax preparation, financial planning, country club dues and the like, we provided each Named Executive Officer a perquisite allowance of $35,000 for our Named Executive Officers other than Mr. Clawson and $40,000 for Mr. Clawson. The perquisite allowance is paid in cash over the course of the year and the Named Executive Officers have complete discretion over how it will be used. The amount was determined by considering the perquisites provided at similar companies and estimating the cost of providing a similar perquisite package. The Compensation Committee elected to establish the cash perquisite allowance rather than to increase base salaries to enable it to more easily compare this element of compensation among the peer group and because it does not believe that this element of compensation should be considered in determining the amounts of other compensation that are calculated as a percentage or multiple of base salary. To help ensure that the Named Executive Officers are physically able to execute their duties, we also pay all the expenses associated with an annual comprehensive physical examination, taken at the option of the Named Executive Officer. We may also provide nominal additional perquisites or personal benefits from time to time in addition to those described above, such as occasional spousal travel to corporate events. We do not maintain a corporate aircraft, but we charter private jets from time to time for executive business travel. These are not available to our Named Executive Officers for personal use.
Tax Equalization Payments. When an employee, including a Named Executive Officer, is posted to an overseas assignment in a jurisdiction with tax rates different from those in the employee’s home country, we typically adjust the employee’s compensation so that there is no difference between what the employee’s after-tax compensation would have been in his or her home country and the actual after-tax compensation in the foreign jurisdiction. Where foreign tax rates are higher, the equalization results in an increase in total compensation. The Compensation Committee believes this additional compensation is appropriate so that an employee who accepts an overseas assignment, which can cause significant hardship for the employee and his or her family, is made no worse off by the tax situation in the foreign jurisdiction. Because these payments represent income to the employee in the foreign jurisdictions in the years when taxes are actually paid rather than the years in which the services are provided in the foreign jurisdiction, foreign tax equalization payments may continue after an employee has returned to his or her home country. Further, these tax equalization payments result in foreign tax credits which may reduce individual U.S. income tax in subsequent years. To the extent that these foreign tax credits are realized, the executive reimburses the Company for the portion that arose during the time the executive received tax equalization payments. None of our Named Executive Officers received tax equalization payments in 2008, although Mr. Bentley received such payments in 2006 and 2007 related to services he provided while assigned to our European headquarters in Königswinter, Germany.
Severance and Change in Control Arrangements
The Compensation Committee believes severance and change in control arrangements are necessary to recruit talented executives from successful careers at other respected companies and to ensure that the interests of the Named Executive Officers remain aligned with the interests of our stockholders in transactions that could result in the termination of a Named Executive Officer’s employment. We also provide these benefits to ease the impact on the Named Executive Officers of a termination of employment and to take into account the fact that it can take a significant amount of time for senior executives to find comparable positions in other companies. These arrangements are set forth in the employment agreements we have executed with each of our Named Executive Officers or, with respect to awards under certain long-term compensation plans, in the plan documents. Additional information regarding our severance and change in control arrangements is set forth in “Potential Payments Upon Termination or Change in Control.” Severance and change in control arrangements are generally not considered by the Compensation Committee in setting the amounts of other compensation.

The employment agreements and incentive compensation plans also provide for certain benefits upon a change in control. Certain of these benefits include a “single trigger” provision, meaning that the benefits become payable on a change of control, whether or not the employment of the Named Executive Officer is terminated in connection with the change of control. The Named Executive Officers other than Mr. Clawson are entitled to payment of a portion of their annual STIP prorated through the date of the change in control on a single trigger basis. All of the Named Executive Officers (together with all other participants in the applicable plans who are not Named Executive Officers) will receive the following benefits on a single trigger basis following a change of control:
•	Vesting of all unvested stock options and restricted stock units and lapse of restrictions on shares of restricted stock.
•	Payment of an amount equal to the greater of the target or current anticipated payout, as determined by the Compensation Committee, under the Performance Cash Plan.
•	Vesting of any unvested contributions to the 401(k) Plan and the SERP.
We believe that a single trigger provision is appropriate for equity awards to more closely align the interests of key employees with those of our stockholders in connection with such a transaction. We also believe that key employees who are not terminated in the transaction should have the same ability as those who are terminated to realize the benefits of the transaction with respect to our equity at the time it is completed. We believe a single trigger provision is appropriate for the participants in the Performance Cash Plan to receive a payout of at least the target amounts since new management may change the capital and investment priorities of the Company so that they are no longer consistent with the targets to which the participants had previously been managing the business. We also believe that a single trigger is appropriate for vesting contributions to retirement plans because we believe that employees terminated in connection with a change in control should not have to forfeit these benefits and we do not want to treat employees remaining with surviving company less favorably than those who were terminated. All of our current Named Executive Officers are already fully vested with respect to all contributions to the 401(k) Plan and the SERP by virtue of their length of service with the Company.
In addition to benefits payable on a single trigger basis (but in lieu of any benefits that would be payable upon such a termination in the absence of a change in control), all of our Named Executive Officers are entitled to severance and other benefits if terminated by us or our successor without cause or by them with good reason or, in the case of Mr. Clawson only, without good reason, following a change of control. We believe that these benefits are appropriate to provide an incentive to our Named Executive Officers to complete transactions that benefit our stockholders, but may result in their termination or substantial changes to the conditions of their employment. We believe a double trigger payment provision is appropriate for these benefits to avoid a windfall payment to Named Executive Officers who continue with the Company following the transaction. We believe that providing payment to Mr. Clawson if he terminates his employment without good reason following a change in control is appropriate in light of the importance of the efforts of the Chief Executive Officer to the completion of such a transaction and the unique nature of the position of the Chief Executive Officer in needing to work closely with the Board of Directors following a change of control. We believe that providing such a provision more closely aligns the interests of Mr. Clawson with that of the other stockholders considering the importance of Mr. Clawson to the successful completion of the transaction and the uncertainty of the nature or conditions of his continued future employment with the Company or its successor following the transaction.
The employment agreements and incentive compensation plans also contain provisions regarding the benefits to be received in the event of termination of employment upon disability, death, and other certain circumstances, which we believe are typical and customary.
Pursuant to the Named Executive Officers’ employment agreements, we will pay additional “gross up” amounts if any payments or benefits paid to our Named Executive Officers under their employment agreements or any other plan, arrangement or agreement with us are subject to the federal excise tax on excess parachute payments or any similar state or local tax, or if our Named Executive Officers incur any interest or penalties with respect thereto, such that following these payments the Named Executive Officers are put in the same position as if no excise taxes had been imposed.
Section 162(m) Policy
Section 162(m) of the Internal Revenue Code, as amended, generally provides that publicly held companies may not deduct compensation paid to certain executive officers to the extent such compensation exceeds $1 million per officer in any year. However, pursuant to regulations issued by the Treasury Department, certain limited exceptions to Section 162(m) apply with respect to “performance-based compensation.” Awards of stock options granted under our Long Term Incentive Plan constitute qualified performance-based compensation eligible for this exception. The Compensation Committee considers the applicability of Section 162(m) to our ongoing compensation arrangements, but believes it is appropriate to retain the flexibility to authorize payments of compensation that may not qualify for deductibility under Section 162(m) if, in the Compensation Committee’s judgment, it is in the Company’s best interest to do so.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Amendment No. 1 to Annual Report on Form 10K/A.
The Compensation Committee
William H. Cunningham (Chair)
Mohsen Sohi
Henry D. G. Wallace
Richard F. Wallman
Summary Compensation Table
The following table and accompanying notes and narrative discussion set forth and discuss all compensation awarded to, earned by or paid to each of our Chief Executive Officer, Chief Financial Officer and our other most highly compensated officers for fiscal years 2006, 2007 and 2008:

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred	All Other
Name and				Stock	Option	Plan Comp-	Compensation	Comp-
Principal Position	Year	Salary (1)	Bonus (2)	Awards (3)	Awards (4)	ensation (5)	Earnings (6)	ensation (7)	Total ($)
Curtis J. Clawson, President,	2008	$817,662	—	$381,605	$582,975	—	—	$155,708	$1,937,950
Chief Executive Officer	2007	759,660	453,000	2,169,355	1,061,092	960,000	—	176,241	5,579,348
and Chairman of the Board	2006	735,972	108,378	1,036,910	—	2,233,510	—	78,986	4,193,756

Mark A. Brebberman, Vice	2008	245,388	46,507	61,778	95,128	—	—	46,466	495,266
President and Chief Financial Officer (8)

Fred Bentley,	2008	418,754	—	133,873	204,516	—	—	102,361	859,504
Chief Operating Officer	2007	380,750	244,000	470,753	247,211	492,000	—	297,841	2,132,555
and President, Global	2006	352,437	46,375	165,684	—	807,667	—	298,250	1,670,413
Wheel Group

Patrick C. Cauley,	2008	312,577	—	72,941	111,430	—	—	87,394	584,343
Vice President, General	2007	286,200	135,016	278,957	154,259	220,320	—	82,087	1,156,839
Counsel and Secretary	2006	268,400	35,148	116,985	—	611,727	—	64,646	1,096,906

John A. Salvette,	2008	278,838	25,000	65,067	99,404	—	—	76,064	544,373
Vice President, Business	2007	262,609	93,000	294,870	155,555	196,560	—	72,540	1,075,134
Development	2006	256,478	22,184	141,173	—	401,904	$2,802	57,508	882,049

James A. Yost,	2008	142,364	—	—	—	—	—	76,047	281,411
Executive Vice President	2007	433,125	160,000	458,283	246,771	324,000	—	87,492	1,709,671
and Chief Financial	2006	415,226	54,918	203,991	—	956,448	—	55,304	1,685,887
Officer (Resigned) (9)
Explanatory Notes and Narrative Discussion
(1)
This column reflects total base salary paid to our Named Executive Officers during the fiscal year and reflects a two-day unpaid furlough taken by all Named Executive Officers during the fiscal year. Pursuant to employment agreements executed with each of our Named Executive Officers, base salary is to be reviewed annually and may be increased, but not decreased, by the Compensation Committee. The current base salaries of Messrs. Clawson, Brebberman, Bentley, Cauley and Salvette are $824,000, $266,500, $422,000, $315,000 and $281,000, respectively.

(2)
For 2008, this column reflects a one-time bonus to Mr. Salvette in connection with his assuming responsibility for the Company’s information technology department in addition to business development and a bonus to Mr. Brebberman based on a retention agreement entered into before he became a Named Executive Officer, which provided that he would receive a bonus equal to $125,000, less the actual amount of the prior year’s STIP payment made in the current fiscal year.

For 2007, this column reflects a one-time bonus intended to partially compensate the Named Executive Officers for below-market equity incentive awards in fiscal 2006. With respect to Mr. Cauley only, this column also includes a discretionary adjustment to his STIP award in the amount of $11,016.

For 2006, the column reflects the discretionary portion of the 2006 STIP awards. In fiscal 2006 the STIP included a discretionary award and a non-discretionary award. The amounts of the discretionary awards were determined by the Compensation Committee based on individual or business unit performance. Discretionary awards were targeted to be 20% of the total STIP award achieved, with the maximum possible discretionary STIP award equal to twice the targeted discretionary award.

(3)
This column reflects the compensation cost recognized by the Company for grants of restricted stock units pursuant to Statement of Financial Accounting Standards No. 123R (“FAS 123R”). For fiscal 2007, it includes the FAS 123R cost related to the non-compensatory anti-dilution adjustments made to unvested restricted stock units in connection with the equity rights offering and private placement completed in fiscal 2007. The FAS 123R cost is determined based on the fair value of the award on the grant date, which may have no correlation to the current market value of the shares or the market value of the shares on the day they vest. The assumptions used in valuing the restricted stock units are disclosed in Note 15 to the Consolidated Financial Statements at Item 8 of the Original Filing. The amount of compensation for the fiscal year is determined by pro rating the fair value of the awards and the anti-dilution adjustments over each vesting period and including the compensation attributable to the portions of the vesting periods occurring within the fiscal year. Compensation reflected in this column results from:

•
In fiscal 2006 and 2007, a grant of restricted stock units made on July 28, 2003 with a FAS 123R fair value of $14.00 per share which vested as to one-third of the grant on July 28, 2006 and as to the other two-thirds of the grant on July 28, 2007.

•
In fiscal 2006, 2007 and 2008, a grant of restricted stock units made on September 17, 2006 with a FAS 123R fair value of $2.67 per share which vested as to one-half of the grant on September 17, 2007 and which will vest as to the other one-half of the grant on September 17, 2008.

•	In fiscal 2007 and 2008, a grant of restricted stock units made on August 10, 2007 with a FAS 123R fair value of $3.79 per share which will vest on February 1, 2010.
•	In fiscal 2007 and 2008, for Mr. Salvette only, a grant of restricted stock units made on November 27, 2007 with a FAS 123R fair value of $4.00 per share which will vest on February 1, 2010.
•
In fiscal 2007 and 2008, the additional restricted stock units received pursuant to the anti-dilution adjustments approved July 17, 2007 with a FAS 123R fair value of $5.88 per share, portions of which vested on July 28, 2007 and September 17, 2007, and the remainder of which will vest on September 17, 2008.

•
In fiscal 2008, for all Named Executive Officers other than Mr. Yost, a grant of restricted stock units made on July 13, 2008 with a FAS 123R fair value of $2.45 per share which will vest on February 1, 2011.

•	In fiscal 2008, for Mr. Brebberman only, a grant of restricted stock units made on July 30, 2009 with a FAS 123R fair value of $2.36 per share which will vest on February 1, 2011.
The restricted stock units are convertible into shares of our common stock or the equivalent amount in cash, as determined by the Compensation Committee, on the vesting dates. Although risk of forfeiture is not considered in determining the FAS 123R value for the Summary Compensation Table, the awards are subject to forfeiture and no value will be realized by a Named Executive Officer if he is no longer employed on the vesting dates. In addition, it is likely that any unvested restricted stock units will be cancelled as part of any plan of reorganization approved in the Company’s Chapter 11 proceeding. The value actually realized by our Named Executive Officers with respect to restricted stock units that vested during the fiscal year is set forth in the Options Exercised and Stock Vested table.

(4)
This column reflects the compensation cost recognized by the Company for grants of stock options pursuant to FAS 123R. For fiscal 2007, it includes the FAS 123R cost related to the non-compensatory anti-dilution adjustments made to outstanding stock options in connection with the equity rights offering and private placement completed in fiscal 2007. The FAS 123R cost is determined based on the fair value of the award on the grant date, which may have no correlation to the difference between the exercise price of a stock option and the market value of the underlying shares. The assumptions used in valuing the stock options are disclosed in Note 15 to the Consolidated Financial Statement included at Item 8 of the Original Filing. The amount of compensation for the fiscal year is determined by pro rating the fair value of the awards over each vesting period and including the compensation attributable to the portions of the vesting periods occurring within the fiscal year. Compensation reflected in this column results from:

•
In fiscal 2007 and 2008, a grant of stock options made on August 10, 2007 with a FAS 123R fair value of approximately $2.35 per option which will become exercisable as to one-third of such options on each of February 1, 2008, February 1, 2009 and February 1, 2010.

•
In fiscal 2007 and 2008, for Mr. Salvette only, a grant of stock options made on November 27, 2007 with a FAS 123R fair value of approximately $2.38 per option which will become exercisable as to one-third of such options on each of February 1, 2008, February 1, 2009 and February 1, 2010.

•
In fiscal 2007, a change in the exercise price and increase in the number of shares subject to outstanding stock options pursuant to the anti-dilution adjustments approved July 17, 2007, which adjustment had a FAS 123R value of approximately $2.84 per share for each option as so adjusted. The options were fully vested at the time of the adjustment.

•
In fiscal 2008, for all Named Executive Officers other than Mr. Yost, a grant of incentive and non-qualified stock options made on July 13, 2008 with a FAS 123R fair value of approximately $1.45 per option which will become exercisable as to one-third of such options on each of February 1, 2009, February 1, 2010 and February 1, 2011.

•
In fiscal 2008, for Mr. Brebberman only, a grant of incentive and non-qualified stock options made on July 30, 2008 with a FAS 123R fair value of approximately $1.40 per option which will become exercisable as to one-third of such options on each of February 1, 2009, February 1, 2010 and February 1, 2011.

Although risk of forfeiture is not considered in determining the FAS 123R value for the Summary Compensation Table, unvested stock options are subject to forfeiture if the Named Executive Officer is no longer employed by the Company. Stock options generally have a term of 10 years from the date of grant and, unless they expire earlier by their terms, will expire 90 days following termination of employment for Named Executive Officers with less than ten years of service with the Company, or two years following the date of termination for Named Executive Officers with ten or more years of service. However, it is likely that any unvested stock options will be cancelled as part of any plan of reorganization approved in the Company’s Chapter 11 proceeding.

(5)
Although STIP payments were earned at 25.5% of target for fiscal 2008, the Compensation Committee determined not to make STIP payments to the Named Executive Officers due to the Company’s anticipated Chapter 11 proceeding.

For fiscal 2007, this column consists of incentive compensation earned under the STIP. A discretionary increase to Mr. Cauley’s 2007 STIP award approved by the Compensation Committee appears in the Bonus column. STIP awards in 2007 were based on performance relative to EBIT and Free Cash Flow targets and were paid at 120% of the target, prior to discretionary adjustments.

For fiscal 2006, this column consists of the non-discretionary portion of incentive compensation earned under the STIP and compensation earned under the Officer Bonus Plan (“OBP”). The amounts of compensation attributable to each of the STIP and OBP in fiscal 2006 are set forth in the following table:

Name	STIP	OBP
Curtis J. Clawson	$433,510	$1,800,000
Fred Bentley	123,667	684,000
Patrick C. Cauley	93,727	518,000
John A. Salvette	88,737	313,167
James A. Yost	146,448	810,000

The OBP awards were paid in three equal installments, with the final installment paid in July 2008. Payment of Mr. Yost’s final OBP installment was forfeited when he resigned from the Company in May 2008.

(6)
The amount in this column represents the change in the actuarial present value of the accumulated benefits of Mr. Salvette under our defined benefit pension plan. The value of the accumulated benefits decreased in 2007 and 2008, although SEC rules do not permit the use of negative amounts in the Summary Compensation Table. The value of the accumulated benefits for Mr. Salvette decreased by $2,206 in 2007 and by $2,981 in 2008. Participation in the plan and all accrued benefits were frozen in 1994 and Mr. Salvette is the only Named Executive Officers who was a participant in the plan in fiscal 2008. None of our Named Executive Officers received above-market or preferential earnings on the Supplemental Executive Retirement Plan or on any other deferred compensation that is not tax-qualified.

(7)
This column includes all other items of compensation. In fiscal 2008, this amount includes for all of our Named Executive Officers: (i) contributions to our 401(k) Retirement Savings Plan and the nonqualified Supplemental Executive Retirement Plan, (ii) tax gross ups or reimbursements and (iii) perquisites and personal benefits. The incremental cost to the Company for each individual item of such compensation other than perquisites and personal benefits was less than $10,000 for any Named Executive Officer in Fiscal 2008, except as set forth in the following table:

Retirement
Plan
Name	Contributions
Curtis J. Clawson.	$95,106
Mark A. Brebberman	15,558
Fred Bentley	45,550
Patrick C. Cauley.	28,663
John A. Salvette	24,192
James A. Yost	19,725

For all of our Named Executive Officers perquisites and personal benefits include a cash perquisite allowance of $35,000 for each Named Executive Officer other than Mr. Clawson and $40,000 for Mr. Clawson, as well as the cost of automobiles provided by the Company and available for the personal use. For Messrs. Bentley, Cauley and Salvette perquisites and personal benefits include their spouses accompanying them to an executive retreat during 2008. For Mr. Clawson perquisites and personal benefits include a comprehensive physical examination not provided to other employees, including travel and living expenses incurred in connection with such examination. For Mr. Bentley perquisites and personal benefits include tax preparation assistance. No individual perquisite or personal benefit received by any of our Named Executive Officers other than the cash perquisite allowances exceeded $25,000 in fiscal 2008.

(8)	Mr. Brebberman was appointed as Vice President and Chief Financial Officer on July 30, 2008.

(9)	Mr. Yost resigned from the Company on May 21, 2008. However, SEC regulations define him as a Named Executive Officer for purposes of reporting fiscal 2008 compensation.

Grants of Plan-Based Awards
The following table and accompanying notes and narrative discussion set forth and discuss awards during the fiscal year to our Named Executive Officers pursuant to the STIP, Performance Cash Plan and our Long Term Incentive Plan (“LTIP”):

					All Other	All Other		Grant
					Stock	Stock	Exercise	Date
					Awards:	Awards:	or Base	Fair Value
			Estimated Possible Payouts		Number of	Number of	Price of	of Stock
			Under Non-Equity		Shares of	Securities	Option	and
	Type of	Grant	Incentive Plan Awards (1)		Stock or	Underlying	Awards	Option
Name	Award	Date	Target ($)	Maximum ($)	Units(#) (2)	Options(#) (3)	($/Sh)	Awards (4)
Curtis J. Clawson	RSU	7/13/08	—	—	155,757	—	—	$381,605
	Option (5)	7/13/08	—	—	—	40,816	$2.45	59,038
	Option (6)	7/13/08	—	—	—	362,227	2.45	523,937
	STIP	—	$824,000	$1,648,000	—	—	—	—
	Performance	—	659,000	1,318,000	—	—	—	—
	Cash

Mark A. Brebberman	RSU	7/13/08	—	—	21,903	—	—	53,662
	Option (5)	7/13/08	—	—	—	14,169	2.45	20,495
	RSU	7/30/08	—	—	3,439	—	—	8,116
	Option (5)	7/30/08	—	—	—	27,664	2.36	38,660
	Option (6)	7/30/08	—	—	—	25,741	2.36	35,973
	STIP	—	159,900	319,800	—	—	—	—
	Performance	—	107,000	214,000	—	—	—	—
	Cash

Fred Bentley	RSU	7/13/08	—	—	54,642	—	—	133,873
	Option (5)	7/13/08	—	—	—	40,816	2.45	59,038
	Option (6)	7/13/08	—	—	—	100,577	2.45	145,478
	STIP	—	422,000	844,000	—	—	—	—
	Performance	—	231,000	462,000	—	—	—	—
	Cash

Patrick C. Cauley	RSU	7/13/08	—	—	29,772	—	—	72,941
	Option (5)	7/13/08	—	—	—	40,816	2.45	59,038
	Option (6)	7/13/08	—	—	—	36,222	2.45	52,393
	STIP	—	189,000	378,000	—	—	—	—
	Performance	—	126,000	252,000	—	—	—	—
	Cash

John A. Salvette	RSU	7/13/08	—	—	26,558	—	—	65,067
	Option (5)	7/13/08	—	—	—	40,816	2.45	59,038
	Option (6)	7/13/08	—	—	—	27,907	2.45	40,366
	STIP	—	168,600	337,200	—	—	—	—
	Performance	—	112,000	224,000	—	—	—	—
	Cash
Explanatory Notes and Narrative Discussion
(1)	These columns reflect the target and maximum STIP and Performance Cash Plan payouts.

STIP payouts are based on achievement relative to performance targets based on EBIT, Free Cash Flow, PPM and Incident Rate. There is no or minimum payment under the STIP. The target payment is equal to 100% of base salary for Messrs. Clawson and Bentley and 60% of base salary for the other Named Executive Officers. The maximum payment based on achievement of performance targets is twice the target award. The amount of the award actually paid can be increased or decreased at the discretion of the Compensation Committee by up to 20% of the award actually achieved. Although STIP awards were earned for fiscal 2008, the Compensation Committee determined not to make STIP payments to the Named Executive Officers due to the Company’s anticipated Chapter 11 proceeding.

Performance Cash Plan payouts are based on return on invested capital. There is no minimum payment under the PCP. The target payment is equal to 80% of base salary for Mr. Clawson, 55% of base salary for Mr. Bentley and 40% of base salary for the other Named Executive Officers. The award is based on achievement of targets for two performance periods from February 1, 2008 through January 31, 2010 and February 1, 2008 through January 31, 2011, each of which accounts for 50% of the total award.

(2)
This column reflects awards of restricted stock units under the LTIP. The awards will vest on February 1, 2011. These awards are payable in either stock or the equivalent value in cash on the vesting date as determined by the Compensation Committee. Vesting of these awards is accelerated upon a change in control, as more fully discussed in “Potential Payments Upon Termination or Change in Control.”

(3)
This column reflects awards of stock options under the LTIP. The stock options become exercisable in three equal installments on February 1, 2009, February 1, 2010 and February 1, 2011; provided that if the number of shares subject to an option is not evenly divisible by three, the additional share or shares will be included in the first and, if applicable, third installments. Vesting of the stock options is accelerated upon a change in control, as more fully discussed in “Potential Payments Upon Termination or Change in Control.” These awards consist of incentive stock options up to the maximum amount permitted under the Internal Revenue Code and non-qualified stock options for the remainder.

(4)
The grant date fair value of the restricted stock units is determined by multiplying the number of units granted times the FAS 123R fair value per share of our common stock on the grant date, without taking into account any risk of forfeiture. The grant date fair value of our common stock was $2.45 per share. The grant date fair value of the stock options was is determined by multiplying the number of options granted times the FAS 123R fair value per option on the grant date, without taking into account any risk of forfeiture. The grant date fair value of each option is set forth in notes 5 and 6 below.

(5)	Incentive stock options with a grant date fair values of approximately $1.45 per share for grants made July 13, 2008 and $1.40 per share for grants made July 30, 2008.

(6)	Non-qualified stock options with a grant date fair values of approximately of $1.45 per share for grants made July 13, 2008 and $1.40 per share for grants made July 30, 2008.

Outstanding Equity Awards at Fiscal Year-End
The following table and accompanying notes includes information on unexercised stock options and unvested restricted stock units held by our Named Executive Officers at the end of the fiscal year:

	Option Awards				Stock Awards
						Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or Units	Shares or
	Underlying	Underlying			of Stock	Units of
	Unexercised	Unexercised	Option	Option	that Have	Stock that
	Options (#)	Options (#)	Exercise	Expiration	Not Vested (#)	Have Not
Name	Exercisable	Unexercisable (1)	Price ($)	Date	(2)	Vested ($) (3)
Curtis J. Clawson	554,506	—	$10.35	7/28/2013	—	—
	137,762	275,522	3.79	8/10/2017	—	—
	—	403,043	2.45	7/13/2018	—	—
	—	—	—	—	291,734	$26,256

Mark A. Brebberman	14,689	—	10.35	7/28/2013	—	—
	6,919	13,837	3.79	8/10/2017	—	—
	—	14,169	2.45	7/13/2008	—	—
	—	53,405	2.36	7/30/2018	—	—
	—	—	—	—	41,277	3,715

Fred Bentley	73,444	—	10.35	7/28/2013	—	—
	48,217	96,432	3.79	8/10/2017	—	—
	—	141,393	2.45	7/13/2008	—	—
	—	—	—	—	102,234	9,201

Patrick C. Cauley	58,756	—	10.35	7/28/2013	—	—
	26,347	52,694	3.79	8/10/2017	—	—
	—	77,038	2.45	7/13/2008	—	—
		—	—	—	55,578	5,020

John A. Salvette	75,513	—	10.35	7/28/2013	—	—
	13,949	27,896	3.79	8/10/2017	—	—
	9,567	19,133	4.00	11/27/2017	—	—
	—	68,723	2.45	7/13/2008	—	—
	—	—	—	—	49,726	4,475

James A. Yost	—	—	—	—	—	—
Explanatory Notes
(1)
This column sets forth unvested stock options. The stock options become exercisable in three equal installments on February 1 of the next three years following the grant date, except that if the number of shares subject to an option is not evenly divisible by three, the additional share or shares will be included in the first and, if applicable, third installments. Vesting of the options is accelerated upon a change in control, as more fully discussed in “Potential Payments Upon Termination or Change in Control.”

(2)
This column sets forth unvested restricted stock units. The dates on which the restricted stock units are scheduled to vest and the number of shares vesting on each date are set forth in the following table:

	Vesting on	Vesting on
Name	2/1/2010	2/1/2011
Curtis J. Clawson	135,977	155,757
Mark A Brebberman	15,935	25,342
Fred Bentley	47,592	54,642
Patrick C. Cauley	26,006	29,772
John A. Salvette	23,168	26,558

Vesting of the restricted stock units is accelerated upon a change in control, as more fully discussed in “Potential Payments Upon Termination or Change in Control.”

(3)
The market value of the unvested restricted stock units is determined by multiplying the number of unvested restricted stock units outstanding on the last day of our fiscal year by $0.09, the closing price of a share of our common stock on the last day of the fiscal year.

Option Exercises and Stock Vested
None of our Named Executive Officers exercised stock options during the fiscal year. The following table and accompanying notes include information on restricted stock units held by our Named Executive Officers that vested during the fiscal year:

	Stock Awards
	Number of
	Shares
	Acquired	Value Realized
Name	on Vesting (#)	on Vesting ($) (1)
Curtis J. Clawson	205,369	$599,677
Mark A. Brebberman	16,430	47,976
Fred Bentley	58,325	170,309
Patrick C. Cauley	29,573	86,353
John A. Salvette	27,930	81,556
Explanatory Note

(1)
The value realized on vesting is determined by multiplying the number of shares acquired on the vesting date, September 17, 2008, times $2.92, the closing price per share of our common stock on the vesting date. The value realized on vesting has no relationship to the amount of compensation expense recognized by the Company during the fiscal year and included in the Summary Compensation Table.

Pension Benefits
We no longer offer a defined benefit pension plan to any of our employees in the United States. Participation in the defined benefit pension plan was closed to new participants on December 31, 1994 and service credits were frozen on that date. Mr. Salvette is the only Named Executive Officer to participate in our defined benefit pension plan. The plan provides a benefit at age 65 and after 30 years of credited service that would equal 30% of final average salary. However, retirement benefits were frozen at accrued levels in 1994. The valuation method and material assumptions applied in quantifying the present value of the current accrued benefits are described in Note 11 to our Consolidated Financial Statements at Item 8 of the Original Filing and assume retirement at age 65. The plan allows for an actuarially reduced benefit if retiring earlier than age 65, as well as retiring with less than 30 years of service. Mr. Salvette is not currently eligible to receive early retirement benefits under the plan. The following table and accompanying notes set forth certain information with respect to the accumulated benefits of Mr. Salvette under our defined benefit pension plan:

		Number of	Present Value
		Years Credited	of Accumulated
Name	Plan Name	Service (#) (1)	Benefits ($)
John A. Salvette	Hayes Lemmerz International, Inc. Retirement Income Plan	4.78	$46,528

(1)	Mr. Salvette’s number of years of credit service under the plan differs from his number of years of service with the Company because service credits were frozen on December 13, 1994.
Nonqualified Deferred Compensation
We provide our executive officers with a Supplemental Executive Retirement Plan (the “SERP”). The intent of the SERP is to replace the benefits that would have been available under our 401(k) Retirement Savings Plan (the “401(k) Plan”), but for the limits on contributions to tax-qualified plans under Section 402(g) of the Code. During fiscal 2008 the Company contributed an amount equal to four percent of cash compensation paid during the year, including base salary, STIP awards, bonus and OBP payments, less amounts contributed to the 401(k) Plan. In addition to Company contributions, the Company may permit participants to defer a portion of their eligible compensation in an amount determined by the Company on a year-by-year basis. No such amounts were deferred in 2008 and no Named Executive Officer made any contributions to the SERP.

The Named Executive Officers have the discretion to determine how the amounts in SERP are allocated among one or more investment options in a program determined by the Company. The Named Executive Officers may change their investment elections at any time. Amounts in the plan are fully vested after three years of service. Distributions from the SERP may be made in the event of the participants’ death, disability, termination of employment, attainment of age 60 or certain unforeseeable emergencies. The SERP contributions are held in a Rabbi Trust and are available to satisfy the claims of creditors in our Chapter 11 proceeding.
The following table and accompanying notes set forth certain information the SERP:

	Registrant	Aggregate		Aggregate
	Contributions	Earnings	Aggregate	Balance at
	in Last Fiscal	in Last Fiscal	Withdrawals/	Last Fiscal
Name	Year ($) (1)	Year ($) (2)	Distributions ($) (3)	Year-End ($) (4)
Curtis J. Clawson	$85,826	$34,917	$1,719,601	$37,576
Mark A. Brebberman	6,220	15	—	6,235
Fred Bentley	36,310	(96,766)	—	186,464
Patrick C. Cauley	19,433	(45,230)	—	78,417
John A. Salvette	14,965	(116,547)	—	230,465
James A. Yost	12,025	(90,634)	269,357	—
Explanatory Notes

(1)	This column sets forth the Company’s contributions to the SERP during the fiscal year. All of these amounts are included in the Summary Compensation Table for fiscal 2008.

(2)
This column sets forth the earnings on each Named Executive Officer’s SERP account during the fiscal year. Because these earnings are not above-market, no amounts were included in the Summary Compensation Table for fiscal 2008. The mix of investments selected by Messrs. Bentley, Cauley, Salvette and Yost declined in value during 2008, resulting in negative earnings during the fiscal year.

(3)	Distribution from Mr. Clawson’s account was made pursuant to a divorce decree. Distribution from Mr. Yost’s account was made upon termination of his employment.

(4)
The following table sets forth the aggregate amounts of nonqualified deferred compensation that were included in the Summary Compensation Table as compensation for previous years, except with respect to Mr. Brebberman, who has not previously been a Named Executive Officer:

Amount in Prior
Summary
Name	Compensation Tables
Curtis J. Clawson	$1,121,540
Fred Bentley	116,379
Patrick C. Cauley	28,972
John A. Salvette	17,943
James A. Yost	262,332
In some cases, the aggregate amount previously disclosed in prior Summary Compensation Tables exceeds the year-end balance set forth in the Nonqualified Deferred Compensation Table above. This excess is due to market losses and/or withdrawals or distributions from the executive’s account.
Potential Payments Upon Termination or Change in Control
Background. Potential benefits to be received by our Named Executive Officers upon termination or a change in control are set forth in each Named Executive Officer’s employment agreement and in the applicable plans and associated grant agreements under which they receive benefits. These plans include the 401(k) Plan, the SERP, the STIP, the LTIP, the PCP and, with respect to Mr. Salvette only, the Retirement Income Plan, our former defined benefit pension plan. Additional information regarding potential payments upon a termination or change in control is included in “Compensation Discussion and Analysis—Severance and Change in Control Arrangements.”

The following discussion quantifies and explains the benefits that would be payable to our Named Executive Officers in the following scenarios: (i) retirement; (ii) termination without cause or for good reason; (iii) termination as a result of death or disability; and (iv) upon a change in control. SEC rules require these amounts to be determined as if the termination or change in control occurred on the last day of fiscal 2008. Except as described below with respect to Mr. Clawson terminating his employment without good reason following a change in control, none of our Named Executive Officers is entitled to any benefits or payments other than accrued salary, unpaid vacation and benefits vested through the termination date if terminated by us for cause or by him without good reason. These benefits are payable in any termination scenario and are not separately described below. In certain of the termination scenarios described below, any unvested benefits under the 401(k) Plan and the SERP would become vested pursuant to the terms of the plans. However, all Named Executive Officers are already fully vested in their benefits under these plans by virtue of their length of service with the Company.
All cash payments upon termination or a change in control are payable in a lump sum, less applicable withholding taxes, other than salary continuation payments to Mr. Clawson following termination without cause, for good reason or upon a change in control, which are paid in accordance with the Company’s payroll policies. Each Named Executive Officer other than Mr. Clawson is required to sign a mutual release agreement in order to obtain the post-termination or change in control benefits described below. The employment agreements also contain post-termination covenants prohibiting the Named Executives Officers from competing with or soliciting the customers or employees of the Company for a period of time following termination. For additional information regarding payments to our Named Executive Officers upon termination or a change in control, see “Compensation Discussion and Analysis—Severance and Change in Control Arrangements.”
Mr. Yost voluntarily resigned from the Company without good reason effective May 21, 2008. He was paid his base salary and accrued and unused vacation and received standard employee benefits through his last day of employment and the vested balances in his 401(k) and SERP accounts. He received no additional compensation in connection with his resignation. Accordingly, Mr. Yost has been omitted from the following discussion of potential future termination benefits.
Retirement. Upon retirement each of our Named Executive Officers would be entitled to their vested benefits under the 401(k) Plan, the SERP, and with respect to Mr. Salvette, under the Retirement Income Plan, our defined benefit pension plan. The 401(k) Plan is generally available to all salaried employees in the United States and does not discriminate in scope, terms or operation in favor of executive officers. The vested benefits of each Named Executive Officer under the SERP at January 31, 2009 are set forth in the Non-qualified Deferred Compensation Table in the “Aggregate Balance at Last Fiscal Year-End” column. Mr. Salvette’s benefits under the Retirement Income Plan are described in the Pension Benefits table and accompanying notes.
Termination Without Cause or for Good Reason. The benefits to be received by our Named Executive Officers upon termination of employment without “cause” or for “good reason” are set forth in their respective employment agreements. The Named Executive Officers’ employment agreements define “cause” as:
•
Willful failure to perform his material duties that have been duly assigned and are commensurate with those of the position in which he is then employed, if the failure is not cured within 15 days after receipt of written notice identifying the manner in which he has willfully failed to perform.

•	Engaging in willful conduct which is demonstrably injurious to the Company, monetarily or otherwise.
•	Conviction of any crime or offense constituting a felony.
•	Failure to comply with any material provision of his employment agreement, if the failure is not cured within 15 days after receipt of written notice.
The employment agreements define “good reason” as:
•	A material adverse alteration in the nature or status of the Named Executive Officer’s position, duties, responsibilities or authority.
•	A material reduction in base salary or level of employee benefits other than across-the-board reductions in employee benefits applied similarly to all of the Company’s senior executives.
•
Failure to pay or provide any of the compensation set forth in the employment agreements (except for an across-the-board deferral of compensation applied similarly to all of the Company’s senior executives) which is not cured within 15 days after receipt by the Company of written notice.

•	Relocation of the principal place of employment more than 30 miles from its current location except for required travel on Company business.

•	Assignment of duties or responsibilities which are materially inconsistent with the provisions of his employment agreement.
•	Failure by the Company to comply with any material provision of the employment agreement, if the failure is not cured within 15 days after receipt of written notice.
Mr. Clawson’s agreement defines “good reason” to also include the failure to continue his seat on the Board of Directors following his initial election or appointment to the Board of Directors. Mr. Bentley’s employment agreement defines good reason to also include additional events that would constitute a material adverse alteration in the nature or status of his position, duties, responsibilities or authority. If Mr. Clawson is terminated without cause or terminates his employment for good reason, he is entitled to receive:
•	Continuing payments on normal payroll dates for a period of two years at the rate of 160% of his base salary in effect on the date of termination.
•	The continuation of health and welfare benefits for Mr. Clawson and covered family members for a period of two years.
•	Executive level outplacement services.
If any of the other Named Executive Officers is terminated without cause or terminates his employment for good reason, he is entitled to receive:
•	A lump sum severance payment equal to one year of base salary.
•	A portion of the target STIP payment prorated through the termination date.
•	Continuation of health and welfare benefits for the Named Executive Officer and covered family members for a period of one year.
•	Executive level outplacement services.
•	Title to the vehicle provided by the Company.
Termination without cause or for good reason would not trigger any tax reimbursement payments for any of our Named Executive Officers. All Named Executive Officers would also be entitled to amounts in the 401(k) Plan and the SERP, which are described in “Potential Payments Upon Termination or Change in Control — Retirement.”
The following table sets forth the benefits (other than 401(k) Plan and SERP balances) payable to each Named Executive Officer upon termination without cause or with good reason, assuming the termination occurred on January 31, 2009:

	Salary	Prorated
	Continuation/	STIP	Health	Out-
Name	Severance	Payments (1)	Insurance (2)	placement (3)	Automobile (4)	Total
Curtis J. Clawson	$2,636,800	—	$15,426	$247,200	—	$2,899,426
Mark A. Brebberman	266,500	159,900	10,110	63,960	25,845	526,315
Fred Bentley	422,000	422,000	9,798	126,600	21,215	1,001,613
Patrick C. Cauley	315,000	189,000	9,994	75,600	40,801	630,395
John A. Salvette	281,000	168,600	3,032	67,440	13,000	533,072
Explanatory Notes

(1)	Because SEC rules require these calculations to be made as of the last day of the fiscal year, the prorated portion of the STIP payment is equal to 100% of target.

(2)
This column reflects the estimated cost of COBRA continuation coverage at current coverage levels and assuming current rates for two years in the case of Mr. Clawson and one year in the case of each other Named Executive Officer. These benefits will be reduced to the extent that the Named Executive Officer receives comparable benefits from a successor employer.

(3)	Outplacement cost is estimated at 15% of base salary plus target STIP.

(4)
The column represents the estimated cost to buy out the remaining lease payments on the vehicles we lease for the Named Executive Officers and to transfer title into the name of the Named Executive Officers.

Death or Disability. The benefits to be received by our Named Executive Officers upon death or disability are set forth in their respective employment agreements. If any of the Named Executive Officers is terminated as the result of death or disability, he (or his estate in the event of death) is entitled to receive:
•	A lump sum payment equal to one year of base salary.

•	A portion of the target STIP payment prorated through the termination date.
•	A portion of the target Performance Cash Plan payment prorated through the termination date.
•	Continuation of health and welfare benefits for the Named Executive Officer and/or covered family members for a period of one year.
Termination upon death or disability would not trigger any tax reimbursement payments for any of our Named Executive Officers. All Named Executive Officers (or their estates) would also be entitled to their vested benefits under the 401(k) Plan and the SERP.
The following table sets forth the benefits (other than 401(k) Plan and SERP balances) payable to each Named Executive Officer, upon a termination as the result of death or disability, assuming the termination occurred on January 31, 2009:

		Prorated	Performance
		STIP	Cash Plan	Health
Name	Severance	Payments (1)	Payments (2)	Insurance (3)	Total
Curtis J. Clawson	$824,000	$494,400	$274,583	$7,713	$1,600,696
Mark A. Brebberman	266,500	159,900	44,583	10,110	481,093
Fred Bentley	422,000	422,000	96,250	9,798	950,048
Patrick C. Cauley	315,000	189,000	52,500	9,994	566,494
John A Salvette	281,000	168,600	46,667	3,032	499,299
Explanatory Notes

(1)	Because SEC rules require these calculations to be made as of the last day of the fiscal year, the prorated portion of the STIP payment is equal to 100% of target.

(2)
This column reflects the pro rated portion of the Performance Cash Plan award, which is based on the actual awards achieved at the end of the performance periods pro rated based on the number of months during each performance period that the Named Executive Officer was employed by the Company and which are assumed to be achieved at target for purposes of this table. These awards are paid on the normal payment dates following the end of each performance period.

(3)
This column reflects the estimated cost of COBRA continuation coverage at current coverage levels and assuming current rates for one year. These benefits will be reduced to the extent that the Named Executive Officer receives comparable benefits from a successor employer.

Change in Control. The benefits to be received by our Named Executive Officers upon a change of control are set forth in their respective employment agreements and in the plan documents for the Long Term Incentive Plan and the Performance Cash Plan.
If Mr. Clawson is terminated without cause or resigns, with or without good reason, following a change of control, he is entitled to receive:
•	Continuing payments on normal payroll dates for a period of two years at the rate of 160% of his base salary in effect on the date of termination.
•	Immediate vesting of all stock options and restricted stock units.
•	Payment of all awards under the Performance Cash Plan.
•	Continuation of life, disability and health benefits for Mr. Clawson and covered family members for a period of two years.
•	Continuation of the cash perquisite allowance for a period of two years.
•	Executive level outplacement services.
Certain of these benefits are payable on a “single trigger” basis, meaning they are payable whether or not Mr. Clawson’s employment is terminated in connection with the change in control, as noted in the footnotes to the table below.
If any of the other Named Executive Officers is terminated without cause or for good reason following a change in control, he is entitled to receive:
•	A lump sum severance payment equal to two years of base salary plus two years of the target STIP payment plus an additional payment of $100,000.
•	A portion of his STIP payment, prorated through the date of the change of control, calculated at the higher of the target payment or the estimated actual payment determined by the Company.
•	Immediate vesting of all stock options and restricted stock units.
•	Payment of all awards under the Performance Cash Plan.

•	Continuation of life, disability and health benefits for the Named Executive Officer and covered family members for a period of two years.
•	Continuation of the cash perquisite allowance for a period of two years.
•	Executive level outplacement services.
Certain of these benefits are payable on a single trigger basis, as noted in the footnotes to the table below. In addition, if the payments made in connection with a termination following a change in control constitute “excess parachute payments” subject to excise tax under Section 280G of the Internal Revenue Code, the Named Executive Officers will receive a tax gross-up payment such that the amount they will receive after payment of the excise tax is equivalent to the amount they would have received if such payments were not subject to the excise tax. The estimated payments to be made in connection with a change in control as of the end of fiscal 2008 would trigger tax gross-up payments only for Mr. Brebberman.
The following table sets forth the benefits (other than vested 401(k) Plan and SERP balances) payable to each Named Executive Officer, if terminated in connection with a change in control, assuming both the change in control and termination occurred on January 31, 2009, with the single trigger benefits noted in the accompanying notes:

	Salary	STIP		Performance		Perquisite
	Continuation/	Pay-	RSU	Cash Plan	Insurance	Allow-	Outplace-	Tax
Name	Severance	ments (1)	Vesting (2)	Payments (3)	Benefits (4)	ance (5)	ment (6)	Gross-up	Total
Curtis J. Clawson	$2,636,800	—	$26,256	$659,000	$21,153	$80,000	$247,200	—	$3,670,409
Mark A. Brebberman	952,800	$159,900	3,715	107,000	23,138	70,000	63,960	547,734	1,928,247
Fred Bentley	1,788,000	422,000	9,201	231,000	23,298	70,000	126,600	—	2,670,099
Patrick C. Cauley	1,108,000	189,000	5,020	126,000	23,151	70,000	75,600	—	1,596,771
John A Salvette	999,200	168,600	4,475	112,000	9,056	70,000	67,440	—	1,430,772
Explanatory Notes

(1)
The amounts in this column represent target STIP payments, prorated through the date of the change in control, and assume that estimated actual performance to date is less than or equal to the target performance. These amounts are payable upon a change in control, with or without termination. Because SEC rules require these calculations to be made as of the last day of the fiscal year, the prorated portion of the STIP payment to be received would be equal to 100% of target.

(2)
This column represents the value of restricted units that will vest upon a change of control, based on the closing price of a share of our common stock on January 31, 2009 of $0.09. Unvested stock options also vest upon a change in control, but none of our Named Executive Officers had any unvested stock options that were in-the-money on January 31, 2009. Accordingly, no amounts have been included in this table with respect to the vesting of out-of-the-money stock options. Awards to all participants under the Long Term Incentive Plan (not just Named Executive Officers) will vest upon a change in control, with or without termination.

(3)
This column represents the amounts of Performance Cash Plan payments, which are payable at the greater of the target award amount or anticipated actual award as determined by the Compensation Committee and which are assumed to be achieved at target for purposes of this table. These amounts are payable to all participants under the Long Term Incentive Plan (not just Named Executive Officers) as soon as practicable following a change in control, with or without termination.

(4)
This column includes the estimated cost of COBRA continuation coverage at current coverage levels and assuming current rates for two years. This column also includes the cost of life and disability insurance benefits at current coverage levels and assuming current rates for two years. These benefits will be reduced to the extent that the Named Executive Officer receives comparable benefits from a successor employer.

(5)
This column reflects the cost of the flexible perquisite allowance for two years. This benefit will be reduced to the extent that the Named Executive Officer receives a comparable benefit from a successor employer.

(6)	Outplacement cost is estimated at 15% of base salary plus target STIP.
Director Compensation
Each of our non-employee directors other than the Lead Director currently receives an annual cash retainer of $60,000 as compensation for his or her service as a director. The Lead Director, currently Mr. Haymaker, receives an annual cash retainer of $100,000. The chair of the Audit Committee receives an additional annual fee of $10,000, while the chairs of the Compensation Committee and the Nominating and Corporate Governance Committee each receive an additional annual fee of $5,000. Director compensation is paid in quarterly installments following the end of each fiscal quarter and is prorated based on the number of months a director served in the applicable capacities during the fiscal quarter.

Each of our non-employee directors is eligible to receive grants of restricted stock, restricted stock units and options to purchase shares of our common stock under our Long Term Incentive Plan. Each of our directors received a grant of 30,001 shares of restricted stock and stock options to purchase 24,064 shares of common stock with an exercise price of $2.45 per share in 2008. The options and restricted stock units vested as to 100% of the grants on December 1, 2008.
We provide our directors with occasional perquisites in connection with attendance at Board of Directors meetings, but the aggregate amount of these perquisites is less than $10,000 for any single director. Our standard arrangements with our directors also provide that if any of our non-employee directors is asked to perform services for us in his or her capacity as a director, we will pay that director $5,000 per day for those services. No directors performed any additional services during fiscal 2008.
The following table sets forth the total compensation of each of our non-employee directors with respect to fiscal 2008:

	Fees Earned
	or Paid in	Stock	Option
Name	Cash ($)	Awards ($) (1)	Awards ($) (2)	Total ($)
William H. Cunningham	$65,000	$73,502	$32,246	$170,748
Cynthia L. Feldmann	70,000	73,502	32,246	175,748
George T. Haymaker, Jr.	100,000	73,502	32,246	205,748
Mohsen Sohi	60,000	73,502	32,246	165,748
Henry D. G. Wallace	65,000	73,502	32,246	170,748
Richard F. Wallman	60,000	73,502	32,246	165,748
Explanatory Notes

(1)
This column reflects the compensation cost recognized by the Company for grants of restricted stock units pursuant to FAS 123R. The FAS 123R cost is determined based on the fair value of the award on the grant date, which may have no correlation the current market value of the shares or the market value of the shares on the day they vest. The assumptions used in valuing the stock options are disclosed in Note 15 to the Consolidated Financial Statements included at Item 8 of the Original Filing. Compensation reflected in this column results from:

•
A grant of restricted stock units made on September 17, 2006 with a FAS 123R fair value of $2.67 per share which vested as to one-half of the grant on September 17, 2007 and which will vest as to the other one-half of the grant on September 17, 2008.

•	A grant of restricted stock made on July 13, 2008 with a FAS 123R fair value of $2.45 per share. The restrictions lapsed as to 100% of the grant on December 1, 2008.

(2)
This column reflects the compensation cost recognized by the Company for grants of stock options pursuant to FAS 123R. This cost is determined based on the fair value of the award on the grant date, which may have no correlation to the difference between the exercise price of a stock option and the market value of the underlying shares. Compensation reflected in this column results from a grant of non-qualified stock options made on July 13, 2008 with a FAS 123R fair value of approximately $1.34 per option. The stock options became exercisable as to 100% of the grant on December 1, 2008.

Stock Ownership Guidelines. The Board of Directors believes that ownership of the Company’s stock by its directors is important to align the economic interests of the directors and the Company’s stockholders and has adopted stock ownership guidelines for our directors. Pursuant to the guidelines, each director is expected to own 35,000 shares of common stock in the Company on or before the later of May 17, 2010 or five years following his or her election to the Board. For purposes of determining director stock ownership pursuant to this requirement, shares of the Company’s stock purchased in the market, stock beneficially owned by the director, stock acquired upon the exercise of stock options and held by the director, vested and unvested shares of restricted stock and vested and unvested restricted stock units are included. Unexercised stock options are not included. See Item 12 of this Amendment No. 1 to Annual Report on Form 10-K/A for a description of current stock ownership by our directors. We expect that all of our common stock and equity compensation awards will be cancelled in connection with our current Chapter 11 proceedings, and that the current stock ownership guidelines may be revised or terminated.

Compensation Committee Interlocks and Insider Participation
The following individuals served as members of our Compensation Committee during fiscal 2008: William H. Cunningham (Chair), Mohsen Sohi, Henry D. G. Wallace and Richard F. Wallman. None of the members of the Compensation Committee: (i) was during fiscal 2008 an officer or employee of the Company or any of our subsidiaries, (ii) was formerly an officer of the Company or any of our subsidiaries or (iii) had any relationship requiring disclosure by us under the SEC’s rules requiring disclosure of related party transactions. During fiscal 2008, no officer of the Company served as a director or member of the compensation committee (or other board committee performing similar functions) of any other entity.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Based on the most recent information made available to us, the following table sets forth certain information regarding the ownership of our common stock as of May 29, 2009 by: (a) each director; (b) each of the individuals named in the Summary Compensation Table (the “Named Executive Officers”); (c) all of our executive officers and directors as a group; and (d) each person, or group of affiliated persons, known to us (solely on the basis of filing with the U.S. Securities and Exchange Commission) to be beneficial owners of 5% or more of our common stock as of such date. A person generally “beneficially owns” shares if he has either the right to vote those shares or dispose of them. More than one person may be considered to beneficially own the same shares. In the table below, unless otherwise noted, and subject to community property laws where applicable, a person has sole voting and dispositive power for those shares shown as beneficially owned by such person.

	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner (1)	Ownership (2)	of Class
5% Stockholders:
Douglas Troob and Peter Troob (3)	9,720,809	9.5%
Rutabaga Capital Management LLC (4)	9,133,920	9.0
Nikos Hecht (5)	8,538,318	8.4
Sopris Capital Advisors, LLC (5)	7,223,298	7.1
Troob Capital Management (Offshore) LLC (3)	6,767,925	6.6
Barclays Global Investors, NA (6)	5,686,036	5.6
Jana Partners LLC (7)	5,600,000	5.5
Dimensional Fund Advisors LP (8)	5,559,863	5.5
Sopris Capital, LLC (5)	5,213,074	5.1

Named Executive Officers and Directors:
Curtis J. Clawson	964,378	*
Mark A. Brebberman	51,050	*
Fred Bentley	217,009	*
Patrick C. Cauley	137,130	*
John A. Salvette	145,452	*
James A. Yost (9)	0	*
William H. Cunningham	202,999	*
Cynthia L. Feldmann	55,254	*
George T. Haymaker, Jr.	53,513	*
Mohsen Sohi	49,800	*
Henry D. G. Wallace	53,513	*
Richard F. Wallman	53,513	*
All current directors and executive officers as a group (10 persons)	1,983,611	1.9

*	Less than one percent (1%).

(1)
Unless otherwise indicated, the address of each person named in the table is Hayes Lemmerz International, Inc., 15300 Centennial Drive, Northville, Michigan 48168. This table is based upon the Company’s books and records, information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Applicable percentages are based on 101,819,597 shares outstanding shares on May 29, 2009, adjusted as required by rules promulgated by the SEC.

(2)
Except with respect to Mr. Cunningham and Ms. Feldmann, the amounts set forth in this table for our Named Executive Officers and directors consist solely of shares that are subject to options that are either currently exercisable or will become exercisable within 60 days of May 29, 2009. With respect to Mr. Cunningham, the amount also includes 149,486 shares of our common stock. With respect to Ms. Feldmann, the amount also includes 16,430 shares of our common stock.

(3)
Information reflected in this table and the notes thereto with respect to Douglas M. Troob and Peter J. Troob is based on the Schedule 13G/A, dated December 31, 2008, filed by them and other reporting persons on February 17, 2009. The amount set forth consists of:

•	92,325 shares with respect to which TCM MPS Ltd. SPC — Distressed Portfolio (“Distressed Portfolio”) has shared voting and dispositive power.
•	3,272,730 shares with respect to which TCM MPS Ltd. SPC — S Portfolio (“S Portfolio”) has shared voting and dispositive power.
•	3,399,870 shares with respect to which TCM MPS Ltd. SPC — ORYX Portfolio (“ORYX Portfolio”) has shared voting and dispositive power.
•	6,767,925 shares with respect to which Troob Capital Management (Offshore) LLC (“Offshore Management LLC”) has shared voting and dispositive power.
•	2,952,884 shares with respect to which Troob Capital Advisors LLC (“Advisors LLC”) has shared voting and dispositive power.
•	9,720,809 shares with respect to which Douglas M. Troob has shared voting and dispositive power.
•	9,720,809 shares with respect to which Peter J. Troob has shared voting and dispositive power.

The Distressed Portfolio, S Portfolio, ORYX Portfolio, Offshore Management LLC, Advisors LLC, Douglas M. Troob and Peter J. Troob are collectively referred to herein as the “Troob Reporting Persons.” Offshore Management LLC is deemed to beneficially own the shares held by the Distressed Portfolio, S Portfolio and ORYX Portfolio. Advisors LLC is deemed to beneficially own 2,952,884 shares held in accounts it separately manages. Douglas Troob and Peter Troob are deemed to beneficially own the shares held by Offshore Management LLC and Advisors LLC. Collectively, the Troob Reporting Persons beneficially own 9,720,809 shares of common stock. The principal business address for each of the Troob Reporting Persons is 777 Westchester Avenue, Suite 203, White Plains, New York 10604.

(4)
Information reflected in this table and the notes thereto with respect to Rutabaga Capital Management LLC (“Rutabaga”) is based on the Schedule 13G/A, dated December 31, 2008, filed by Rutabaga on February 5, 2009. The amount set forth consists of 9,133,920 shares with respect to which Rutabaga has sole dispositive power, 5,870,198 shares with respect to which Rutabaga Capital Management has sole voting power and 3,263,722 shares with respect to which Rutabaga Capital Management has shared voting power. The address of Rutabaga is 64 Broad Street, 3rd Floor, Boston, Massachusetts 02109.

(5)
Information reflected in this table and the notes thereto with respect to Nikos Hecht and Sopris Capital Advisors, LLC is based on the Schedule 13G/A, dated December 31, 2008, filed by him and other reporting persons on February 12, 2009. The amount set forth consists of:

•	1,315,020 shares with respect to which Aspen Advisors LLC (“Aspen Advisors”) has shared voting and dispositive power.
•	7,223,298 shares with respect to which Sopris Capital Advisors, LLC (“Sopris Advisors”) has shared voting and dispositive power.
•	4,674,074 shares with respect to which Sopris Partners Series A, of Sopris Capital Partners, L.P. (“Sopris Partners”) has shared voting and dispositive power.
•	5,213,074 shares with respect to which Sopris Capital, LLC (“Sopris Capital”) has shared voting and dispositive power.
•	8,538,318 shares with respect to which Mr. Hecht has shared voting and dispositive power.

Of the shares included in this table, 4,674,074 are owned directly by Sopris Partners, 1,315,020 shares are owned by private clients of Aspen Advisors, 2,010,224 shares are owned by private clients of Sopris Advisors and 539,000 are owned by an investment partnership with Sopris Capital as its general partner and Sopris Advisors as its manager. Sopris Capital is the general partner of Sopris Partners and the investment partnership and, as such, may be deemed to share beneficial ownership of the shares owned directly by such partnerships . Mr. Hecht is the managing member of each of Aspen Advisors and of Sopris Advisors and the sole member of the managing member of Sopris Capital. As the managing member of Aspen Advisors and Sopris Advisors, the sole member of the managing member of Sopris Capital and the owner of a majority of the membership interests in each of Sopris Capital, Aspen Advisors and of Sopris Advisors, Mr. Hecht may be deemed to be the controlling person of Sopris Capital, Aspen Advisors and of Sopris Advisors, and through Sopris Capital, Sopris Partners. Each of Aspen Advisors and Sopris Advisors, as investment manager for their respective private clients, and with respect to Sopris Advisors, also as investment manager for Sopris Partners, has discretionary investment authority over the shares held by their respective private clients and Sopris Partners, as applicable. Accordingly, Mr. Hecht may be deemed to be the beneficial owner of the Common Stock held by Sopris Partners and the private clients of Aspen Advisors and Sopris Advisors. Each of Sopris Partners and Sopris Capital disclaims any beneficial interest in the shares owned by the accounts managed by Sopris Advisors and Aspen Advisors. The principal business office of each of Sopris Advisors and Mr. Hecht is 314 S. Galena Street, Suite 300, Aspen, Colorado 81611.

(6)
Information reflected in this table and the notes thereto with respect to Barclays Global Investors, NA (“Barclays”) is based on the Schedule 13G, dated December 31, 2008, filed by Dimensional on February 6, 2009. The amount set forth consists of 2,747,060 shares with respect to which Barclays Global Investors, NA has sole voting power, 3,125,967 shares with respect to which Barclays Global Investors, NA has sole dispositive power, and 2,560,069 shares with respect to which Barclays Global Fund Advisors has sole voting power and sole dispositive power. The address of Barclays Global Investors, NA and Barclays Global Fund Advisors is 400 Howard Street, San Francisco, California 94105.

(7)
Information reflected in this table and the notes thereto with respect to Jana Partners LLC (“Jana”) is based on Schedule 13G/A, dated December 31, 2008, filed by Jana on February 17, 2009. The amount set forth consists of 5,600,000 shares with respect to which Jana has sole voting power and sole dispositive power. Jana is a private money management firm which holds the shares in various accounts under its management and control. The address of Jana is 767 Fifth Avenue, 8th Floor, New York, New York 10153.

(8)
Information reflected in this table and the notes thereto with respect to Dimensional Fund Advisors LP (“Dimensional”) is based on the Schedule 13G/A, dated December 31, 2008, filed by Dimensional on February 9, 2009. The amount set forth consists of 5,476,865 shares with respect to which Dimensional has sole voting power and 5,559,863 shares with respect to which Dimensional has sole dispositive power. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities described in this table that are owned by the Funds, and may be deemed to be the beneficial owner of the shares held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The address of Dimensional is 1299 Ocean Avenue, Santa Monica, California 90401.

(9)	Mr. Yost’s address is Dana Holding Corporation, P.O. Box 1000, Toledo, Ohio 43697. Mr. Yost resigned as an officer of the Company on May 21, 2008.
Changes in Control
We believe that our common stock will be cancelled under any plan of reorganization we may propose under Chapter 11. On May 12, 2009 and May 21, 2009, the Company entered into Amendment No. 2 and Amendment No. 3, respectively, to its New Credit Facility, pursuant to which certain lenders under our New Credit Facility agreed to provide up to $100 million of new debtor-in-possession financing and $100 million of roll-up loans to finance our Chapter 11 restructuring (DIP Credit Facility). The DIP Credit Facility includes a Plan Term Sheet which contemplates that the lenders under the DIP Credit Facility will receive 87.25% of the new common stock to be issued upon emergence from Chapter 11 on account of their roll-up loans, the holders of the pre-petition secured obligations that are entitled to a consent fee under the DIP Credit Facility will receive 8.5% of the new common stock to be issued upon emergence from Chapter 11 and the holders of the pre-petition secured obligations that are not lenders under the DIP Credit Facility will receive 4% of the new common stock to be issued upon emergence from Chapter 11.
Securities Authorized for Issuance Under Equity Compensation Plans
The Company has the following equity compensation plans in effect at January 31, 2009:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under Equity
	Outstanding Option,	Outstanding Options,	Compensation Plans
	Warrants, and Rights	Warrants, and Rights	(Excluding Securities
Plan Category — Equity Compensation Plans	(a) (1)	(b) (2)	Reflected in Column (a)) (c)
Plans approved by security holders	5,437,791	$5.55	955,374
Plans not approved by security holders	—	—	—

Total	5,437,791	$5.55	955,374

(1)	Consists of 3,913,900 options and 1,523,891 restricted stock units.

(2)	Weighted average exercise price includes 3,913,900 options and excludes 1,523,891 restricted stock units, which do not have an exercise price.

Item 13. Certain Relationships and Related Transactions and Director Independence
Transactions with Related Persons
Since February 1, 2008, there has not been, nor is there currently proposed, any transaction to which we were or are to be a participant in which the amount involved exceeds $120,000 and in which anyone who during such time was a director, nominee for director, executive officer or a beneficial owner of more than 5% of our common stock, or an immediate family member (as defined in the applicable SEC rules) or person (other than a tenant or employee) sharing the household of any of the foregoing, had or will have a direct or indirect interest material interest (other than executive officer and director compensation arrangements disclosed elsewhere in this proxy statement or approved by the Compensation Committee of the Board of Directors).
The Audit Committee of the Board of Directors is responsible for reviewing and approving, ratifying or disapproving transactions that would be required to be reported in our proxy statements or other filings with the SEC and has adopted written policies and procedures with respect to the review, approval, ratification or disapproval of such transactions. All transactions that could potentially be required to be reported are covered by the policies and procedures. Each executive officer and director is required to report the details of any significant potential transactions between the Company and any individuals or entities that are considered to be related persons because of a relationship with such director or officer. Each executive officer and director is also required to certify to the Company in writing on an annual basis that he or she has reported all such transactions. For persons or entities that are beneficial owners of more than 5% of our common stock, a responsible individual designated by the Company is required to report the details of potential transactions between the 5% beneficial owner and the Company. The Audit Committee (or the Chair if a meeting of the Audit Committee cannot be called on a timely basis) reviews all of the facts and circumstances of the proposed transaction, including:
•	The benefits to the Company.
•
The impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer.

•	The availability of other sources for comparable products or services.
•	The terms of the transaction.
•	The terms available to unrelated third parties or to employees generally.
No member of the Audit Committee may participate in any review, consideration or approval of any such transaction if such member or any of his or her immediate family members is the related person. The Audit Committee (or the Chair) may approve or ratify only those Related Person Transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Committee (or the Chair) determines in good faith.
Director Independence
Our Board of Directors has determined that each of Dr. Cunningham, Ms. Feldmann, Mr. Haymaker, Dr. Sohi, Mr. Wallace and Mr. Wallman meet the independence requirements of the Nasdaq listing standards
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by KPMG LLP for the audit of our annual financial statements for fiscal 2007 and fiscal 2008 and fees billed for audit-related services, tax services and all other services rendered by KPMG LLP for fiscal 2007 and fiscal 2008:

	2007	2008
Audit Fees	$3,684,000	$3,689,000
Audit-Related Fees (1)	147,000	62,000
Tax Fees (2)	66,000	30,000
All Other Fees	—	—

Total	$3,897,000	$3,781,000

(1)
Aggregate fees billed for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements, which have not been included in “Audit Fees.” These services primarily include accounting and financial reporting consultations.

(2)	Aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning, including preparation of tax forms and consulting for domestic and foreign taxes.

The Audit Committee reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, 100% of the services described under “Audit Fees,” “Audit Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved by our Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee, and authority delegated in such manner must be reported at the next scheduled meeting of the Audit Committee.
Proposed non-audit services are presented to the Audit Committee for approval at regularly scheduled Audit Committee meetings. The Company and/or KPMG LLP must describe to the Audit Committee the nature of the proposed non-audit services to be provided, the benefit to the Company of the proposed services being provided by KPMG LLP rather than another provider, the total cost of the services, and whether or not providing the services would negatively impact KPMG LLP’s independence. Although the Audit Committee retains sole discretion as to whether to pre-approve non-audit services, it will generally approve such services where the Audit Committee determines that there is a benefit to the Company, such as cost or time savings, from having KPMG LLP provide the services and that doing so will not negatively impact KPMG’s independence.
PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibits

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Mark A. Brebberman, Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.
By:	/s/ MARK A. BREBBERMAN
Mark A. Brebberman
Vice President, Finance and Chief Financial Officer
Dated: June 1, 2009

EXHIBIT INDEX
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Mark A. Brebberman, Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.