Form 10-Q
period 2009-04-30
HAYES LEMMERZ INTERNATIONAL INC
filed 2009-06-19
CIK 1237941

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
(734) 737-5000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 18, 2009, the number of shares of common stock outstanding of Hayes Lemmerz International, Inc. was 101,819,597 shares.

HAYES LEMMERZ INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

     Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and its subsidiaries. References to fiscal year means the 12-month period commencing on February 1st of that year and ending January 31st of the following year (e.g., fiscal 2009 means the period beginning February 1, 2009 and ending January 31, 2010). This report contains forward looking statements with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum, and other raw material and our ability to maintain credit terms with our suppliers; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers; (6) changes in the financial markets or our debt ratings affecting our financial structure and our ability to borrow money or find alternative sources of additional money; (7) the uncertainties inherent in international operations and foreign currency fluctuations;(8) the outcome and consequences of our Chapter 11 bankruptcy filing; and (9) the risks described in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We have no duty to update the forward looking statements in this Quarterly Report on Form 10-Q and we do not intend to provide such updates

Item 1. Financial Statements
HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three Months Ended April 30,
		2009	2008
		(Dollars in millions, except per
		share amounts)
Net sales		$258.2	$573.8
Cost of goods sold		258.6	510.1

Gross profit		(0.4)	63.7
Marketing, general, and administrative		35.4	39.3
Amortization of intangibles		2.0	2.8
Asset impairments and other restructuring charges	Note 7	4.2	3.3
Other income, net		(1.0)	(3.4)

(Loss) earnings from operations		(41.0)	21.7
Interest expense, net		22.0	13.3
Other non-operating (income) expense		(2.3)	1.7

(Loss) earnings from operations before taxes		(60.7)	6.7
Income tax (benefit) expense	Note 9	(1.6)	13.0

Consolidated net loss		(59.1)	(6.3)
Less: Net (loss) income attributable to noncontrolling interest	Note 11	(0.6)	6.5

Net loss attributable to Hayes Lemmerz International, Inc.		$(58.5)	$(12.8)

Loss per common share data
Basic and diluted:
Net loss attributable to Hayes Lemmerz International, Inc.		$(0.57)	$(0.13)
Weighted average shares outstanding (in thousands)	Note 8	101,820	101,071
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		April 30,	January 31,
		2009	2009
		(Dollars in millions)
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$56.7	$107.5
Receivables, net of allowance of $0.8 and $0.3 at April 30, 2009 and January 31, 2009, respectively		136.8	157.3
Other receivables		28.9	15.4
Inventories	Note 3	151.8	156.9
Assets held for sale	Note 4	8.6	8.1
Deferred tax assets	Note 9	2.9	3.2
Prepaid expenses		8.6	7.7

Total current assets		394.3	456.1
Property, plant, and equipment, net of accumulated depreciation of $430.2 and $398.3 as of April 30, 2009 and January 31, 2009, respectively		496.4	499.2
Customer relationships, net of amortization of $22.5 and $21.0 at April 30, 2009 and January 31, 2009, respectively		89.0	87.8
Other intangible assets, net of amortization of $43.3 and $41.2 at April 30, 2009 and January 31, 2009, respectively		24.2	24.6
Other assets		20.2	28.5

Total assets		$1,024.1	$1,096.2

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank borrowings and other notes	Note 5	$34.5	$46.6
Current portion of long-term debt	Note 5	635.3	622.1
Accounts payable		116.5	133.0
Accrued payroll and employee benefits		56.6	53.2
Other accrued liabilities		66.4	66.3

Total current liabilities		909.3	921.2
Long-term debt, net of current portion	Note 5	1.6	1.4
Deferred tax liabilities	Note 9	43.6	46.7
Pension and other long-term liabilities	Note 6	350.1	354.0

Total liabilities		1,304.6	1,323.3

Stockholders’ deficit:
Preferred stock, 1,000,000 shares authorized, none issued or outstanding at April 30, 2009 or January 31, 2009		—	—
Common stock, par value $0.01 per share:
200,000,000 shares authorized; 101,819,597 issued and outstanding at April 30, 2009 and January 31, 2009		1.0	1.0
Additional paid in capital		887.7	887.1
Accumulated deficit		(1,360.7)	(1,302.1)
Accumulated other comprehensive income		129.0	121.1

Total Hayes Lemmerz International, Inc. stockholders’ deficit		(343.0)	(292.9)
Noncontrolling interests	Note 11	62.5	65.8

Total stockholders’ deficit		(280.5)	(227.1)

Total liabilities and stockholders’ deficit		$1,024.1	$1,096.2

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
	2,009.0	2,008.0
	(Dollars in millions)
Cash flows from operating activities:
Net loss	$(58.5)	$(12.8)

Adjustments to reconcile net loss from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	22.5	27.8
Amortization and write-off of deferred financing fees	9.5	0.6
Asset impairments	0.6	2.7
Interest rate swap adjustments	(3.5)	—
Deferred income taxes	(4.7)	(0.8)
Noncontrolling interests	(0.6)	6.5
Equity compensation expense	0.6	1.0
Loss (gain) on sale of assets	0.2	(0.1)
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	26.0	(16.8)
Other receivables	(13.5)	0.6
Inventories	10.0	(15.2)
Prepaid expenses and other	(1.5)	(9.0)
Accounts payable and accrued liabilities	(20.2)	(16.3)

Cash used for operating activities	(33.1)	(31.8)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(2.5)	(19.2)
Proceeds from sale of assets	0.2	0.5

Cash used for investing activities	(2.3)	(18.7)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	(12.2)	2.1
Proceeds from long-term debt	0.2	—
Repayment of long-term debt	(0.1)	(0.1)
Dividends paid to minority shareholders	(3.7)	(7.3)

Cash used for financing activities	(15.8)	(5.3)

Cash flows of discontinued operations:
Net cash used for operating activities	(0.7)	—
Net cash used for investing activities	—	—
Net cash used for financing activities	—	—

Net cash used for discontinued operations	(0.7)	—
Effect of exchange rate changes on cash and cash equivalents	1.1	2.4

Decrease in cash and cash equivalents	(50.8)	(53.4)
Cash and cash equivalents at beginning of period	107.5	160.2

Cash and cash equivalents at end of period	$56.7	$106.8

Supplemental data:
Cash paid for interest	$12.7	$9.4
Cash paid for income taxes	$3.5	$9.3
See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

							Accumulated
					Additional		Other
			Comprehensive	Common	Paid in	Accumulated	Comprehensive	Noncontrolling
	Shares	Total	Income	Stock	Capital	Deficit	Income	Interest
	(Dollars in millions, except share amounts)
Balance at January 31, 2009	101,819,597	$(227.1)		$1.0	$887.1	$(1,302.1)	$121.1	$65.8
Preferred stock dividends accrued	—	(0.1)		—	—	(0.1)	—	—
Comprehensive income:
Net loss	—	(59.1)	$(59.1)	—	—	(58.5)	—	(0.6)
Currency translation adjustment	—	8.9	8.9	—	—	—	7.9	1.0
Dividend paid	—	(3.7)	(3.7)	—	—	—	—	(3.7)

Total comprehensive loss	—	(53.9)	$(53.9)	—	—	—	—	—

Equity compensation expense	—	0.6		—	0.6	—	—	—

Balance at April 30, 2009	101,819,597	$(280.5)		$1.0	$887.7	$(1,360.7)	$129.0	$62.5

Balance at January 31, 2008	101,057,966	$272.8		$1.0	$882.0	$(928.7)	$248.0	$70.5
Preferred stock dividends accrued	—	(0.2)		—	—	(0.2)	—	—
Comprehensive income:
Net loss	—	(6.3)	$(6.3)	—	—	(12.8)	—	6.5
Currency translation adjustment	—	8.3	8.3	—	—	—	5.6	2.7
Dividend paid	—	(7.3)	(7.3)	—	—	—	—	(7.3)
Pension measurement date adjustment	—	(1.8)	(1.8)	—	—	(1.2)	(0.6)	—
Change in unrealized gain/(loss) on derivatives	—	3.0	3.0	—	—	—	3.0	—

Total comprehensive loss	—	(4.1)	$(4.1)	—	—	—	—	—

Shares issued for vested RSUs	20,687	—		—	—	—	—	—
Equity compensation expense	—	1.0		—	1.0	—	—	—

Balance at April 30, 2008	101,078,653	$269.5		$1.0	$883.0	$(942.9)	$256.0	$72.4

See accompanying notes to consolidated financial statements.

HAYES LEMMERZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended April 30, 2009 and 2008
(Unaudited)
(Dollars in millions, unless otherwise stated)
Note 1. Description of Business
     These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as filed with the Securities and Exchange Commission on May 11, 2009.
Description of Business
     Unless otherwise indicated, references to “us,” “we,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and our subsidiaries, and references to “fiscal year” mean our fiscal year commencing on February 1 of that year and ending on January 31 of the following year (e.g., “fiscal 2009” refers to the period beginning February 1, 2009 and ending January 31, 2010, “fiscal 2008” refers to the period beginning February 1, 2008 and ending January 31, 2009).
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
     On May 11, 2009, we and certain of our subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). The cases are being jointly administered under Case No. 09-11655 (MFW). With the exception of Hayes Lemmerz Finance LLC—Luxembourg S.C.A. (Hayes Luxembourg), a borrower under our secured credit facility and the issuer of our 8.25% Senior Notes due 2015 (Senior Notes), the Company’s subsidiaries and operations outside the United States were not included in the filing, are not debtors in the Chapter 11 cases or any other proceeding outside the United States, and are expected to and will continue to operate in the ordinary course of business outside and unaffected by the Chapter 11 cases and process.
     The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law.
     In connection with the Chapter 11 filing, we, HLI Operating Company, Inc. (HLI Opco), Hayes Luxembourg, the Lenders party thereto, Deutsche Bank AG New York Branch, as DIP Administrative Agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as Joint Book-Running Lead Managers, Joint Lead Arrangers, and Joint Syndication Agents for the Debtor in Possession (DIP) Facilities, and Deutsche Bank Securities Inc., as Documentation Agent for the DIP Facilities, entered into Amendment No. 2, dated as of May 12, 2009, and amendment No. 3 dated as of May 19, 2009, to our Second Amended and Restated Credit Agreement, dated as of May 30, 2007, as amended by Amendment No. 1, dated as of January 30, 2009, with the lenders party thereto (Credit Agreement). Pursuant to the amended Credit Agreement (DIP Credit Agreement) debtor-in-possession loan tranches (DIP Loans) were added to the Credit Agreement, including up to $100 million of additional liquidity to provide operating funds to us and our subsidiaries during the restructuring.
     The DIP Loans consist of a senior secured debtor-in-possession new money term loan facility (New Money DIP Loans) in an aggregate principal amount of up to $100 million and a senior secured debtor-in-possession roll-up loan facility (Roll-up Loans) in an aggregate principal amount of up to $100 million. The Roll-up Loans will be issued to the pre-petition lenders under the Credit Agreement who make New Money DIP Loans in exchange for the pre-petition loans such lenders hold under the Credit Agreement; the Roll-up Loans will be deemed issued to the lenders upon the occurrence of a triggering event in the future. The DIP Loans benefit from a super-priority claim and lien on the assets of the Borrowers pursuant to a Bankruptcy Court order.
     We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock, and other securities. On June 8, 2009, our common stock was delisted from the NASDAQ Stock

Market following our filings under Chapter 11. We believe that our currently outstanding common stock will have no value and will be cancelled under any plan of reorganization we may propose under Chapter 11. We also believe that the holders of our Senior Notes are unlikely to receive more than a de minimis distribution on account of their interests in the Senior Notes and that such interests could be cancelled under any plan of reorganization the Company may propose under Chapter 11.
     There can be no assurance, however, that we will be able to develop, propose, and implement a successful plan of reorganization. Should we be unable to develop, propose, and implement a successful plan of reorganization, we may be forced to discontinue operations and liquidate the Company.
Note 2. Basis of Presentation
     Our unaudited interim consolidated financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles (GAAP) for annual financial statements. In our opinion, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the fiscal 2009 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2010.
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
     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business and do not reflect adjustments that might result if we are unable to continue as a going concern.
Note 3. Inventories
     The major classes of inventory were as follows (dollars in millions):

	April 30,	January 31,
	2009	2009
Raw materials	$47.9	$48.0
Work-in-process	21.8	18.7
Finished goods	51.1	60.2
Spare parts and supplies	31.0	30.0

Total	$151.8	$156.9

Note 4. Assets Held for Sale
     Assets held for sale consist of the following (dollars in millions):

	April 30,	January 31,
	2009	2009
Gainesville, Georgia facility	$5.2	$5.3
Huntington, Indiana facility	1.7	1.7
Ferndale, Michigan facility	1.1	1.1
Howell, Michigan facility	0.6	—

Total	$8.6	$8.1

     We have a definitive agreement with Punch Property International NV for the sale of our Gainesville, Georgia facility. Punch Property International NV has not completed the purchase of the property as contemplated by the agreement and we have commenced litigation seeking specific performance of the agreement and damages, which is currently subject to the automatic stay in our Chapter 11 proceeding.

     As of April 30, 2009, we reclassified our Howell, Michigan facility as held for sale as we anticipate the sale of the building to be complete within one year as per Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).
Note 5. Bank Borrowings, Other Notes, and Long-Term Debt
     Short term bank borrowings and other notes were $34.5 million as of April 30, 2009 with a weighted average interest rate of 4.7% and $46.6 million as of January 31, 2009 with a weighted average interest rate of 5.4%. These consist primarily of short-term credit facilities at our foreign subsidiaries.
     Long-term debt consists of the following (dollars in millions):

	April 30,	January 31,
	2009	2009
Various foreign bank and government loans, weighted average interest rates of 3.5% and 3.9% at April 30, 2009 and January 31, 2009, respectively	$2.5	$2.3
Term Loan, weighted average interest rate of 10.5% and 10.2% at April 30, 2009 and January 31, 2009, respectively	337.6	328.9
8.25% Senior Notes	171.8	167.3
Revolving Credit Facility, weighted average interest rate of 8.5% at both April 30, 2009 and January 31, 2009	125.0	125.0

	636.9	623.5
Less current portion of long-term debt	635.3	622.1

Total long-term debt	$1.6	$1.4

Classification of Debt
     In January 2009, we favorably modified the leverage ratio and interest coverage ratio covenants under our Pre-petition Credit Facilities for the fourth quarter of fiscal 2008 and for each quarter of fiscal 2009. Absent the amendment, we would have been in default of our covenants as of January 31, 2009. In addition, due to the continuing deterioration in the global economy and the automotive industry in particular, it will be increasingly difficult for us to achieve continued compliance in subsequent periods without repaying borrowings under the Revolving Credit Facility, absent a waiver or a further amendment from our lenders. In accordance with Emerging Issues Task Force 86-30, “Classification of Obligations When a Violation Is Waived by the Creditor,” we reclassified our debt to current as of January 31, 2009.
Euro Denominated Debt
     The balance of our Term Loan, which is described more fully below, was approximately €255.4 million at both April 30, 2009 and January 31, 2009. The balance of our Senior Notes was €130 million at both April 30, 2009 and January 31, 2009. The US dollar balance of the Term Loan increased from $328.9 million as of January 31, 2009 to $337.6 million as of April 30, 2009, which was due to the fluctuation of foreign currency exchange rates. The US dollar balance of the 8.25% Senior Notes increased from $167.3 million as of January 31, 2009 to $171.8 million as of April 30, 2009 due to the fluctuation of foreign currency exchange rates. As a result of our Chapter 11 filings, we are in default under both our Term Loan, which is scheduled to mature in 2014, and our Senior Notes, which are scheduled to mature in 2015, subject to an automatic stay of any action to collect, assert, or recover a claim against us under applicable bankruptcy law.
Senior Notes
     Our Senior Notes consist of €130 million 8.25% of senior unsecured notes issued by Hayes Lemmerz Finance LLC — Luxembourg S.C.A (Hayes Luxembourg), an indirect, wholly-owned subsidiary of the Company. The Senior Notes are scheduled to mature in 2015 but, as a result of our Chapter 11 filings, are currently in default, subject to an automatic stay of any action to collect, assert, or recover a claim against us under applicable bankruptcy law. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and substantially all of our direct and indirect domestic subsidiaries and certain of our indirect foreign subsidiaries.

Credit Facility
     On June 3, 2003 HLI Opco entered into a $550 million senior secured credit facility (Original Credit Facility), which initially consisted of a $450 million six-year amortizing term loan and a five-year $100 million revolving credit facility.
     On April 11, 2005 we amended and restated the Original Credit Facility to establish a new second lien $150 million term loan, from which 50% of the net proceeds were to be used for general corporate purposes, with the remainder of the net proceeds used to repay a portion of the existing term loan.
     On May 30, 2007 we amended and restated the Original Credit Facility to establish three new senior secured credit facilities in an amount of approximately $495 million (Pre-petition Credit Facilities). The Pre-petition Credit Facilities consist of a term loan facility of €260 million borrowed by Hayes Luxembourg (Term Loan), a revolving credit facility of $125 million available to HLI Opco and Hayes Luxembourg (Revolving Credit Facility), and a synthetic letter of credit facility of €15 million available to both borrowers. The interest rate for the Term Loan and synthetic letter of credit facility is the EURIBOR rate plus 6.0% per annum with a EURIBOR floor of 3.5%. The interest rate for the Revolving Credit Facility is the Citibank base rate plus 5.25% per annum. Prior to the January 2009 amendment to the Pre-petition Credit Facilities, the interest rate for the Term Loan and synthetic letter of credit facility was EURIBOR plus 2.75% per annum and the interest rate for the Revolving Credit Facility was the Citibank base rate plus 2.0%. As a result of our failure to comply with certain financial covenants under the Pre-petition Credit Facilities, the interest rates above were increased by 2.0% per annum from and after the date of default.
     As of April 30, 2009, the obligations of HLI Opco and Hayes Luxembourg under the Pre-petition Credit Facilities were guaranteed by us and substantially all of our direct and indirect domestic subsidiaries. In addition, the obligations of Hayes Luxembourg under the Pre-petition Credit Facilities were guaranteed, subject to certain exceptions, by certain of our foreign subsidiaries. As of April 30, 2009, the obligations of HLI Opco and Hayes Luxembourg under the Pre-petition Credit Facilities and the guarantors’ obligations under their respective guarantees of the Pre-petition Credit Facilities were, subject to certain exceptions, secured by a first priority perfected pledge of substantially all capital stock owned by the borrowers and the guarantors (but not more than 65% of the capital stock of Hayes Luxembourg or any foreign subsidiary can secure HLI Opco’s obligations) and substantially all of the other assets owned by the borrowers and the guarantors. The guarantees and security for the Pre-petition Credit Facilities are subordinated to priming liens granted by the Bankruptcy Court in connection with the DIP Financing and other liens granted as security for the DIP Loans. All foreign guarantees and collateral are subject to applicable restrictions on cross-stream and upstream guarantees and other legal restrictions, including financial assistance rules, thin capitalization rules, and corporate benefit rules.
     As of April 30, 2009, the Pre-petition Credit Facilities contained negative covenants restricting our ability and the ability of our subsidiaries to, among other actions, declare dividends or repay or repurchase capital stock, cancel, prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur indebtedness, amend or otherwise alter certain debt documents, engage in mergers, acquisitions and asset sales, engage in transactions with affiliates, and alter their respective businesses. The financial covenants under the Pre-petition Credit Facilities include covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures amount. These covenants have been supplemented by the covenants in the DIP Credit Agreement.
     As of April 30, 2009 there were $125 million of borrowings and no letters of credit issued under the Revolving Credit Facility, and $15.7 million in letters of credit issued under the synthetic letter of credit facility. As of January 31, 2009 we had borrowed $125 million under the Revolving Credit Facility and had issued $19.1 million in letters of credit under the synthetic letter of credit facility. HLI Opco is restricted from repaying current borrowings of $125 million under the Revolving Credit Facility unless we have achieved EBITDA of at least $200 million for the twelve months preceding the date of the repayment. There were no funds available to borrow under the Revolving Credit Facility at April 30 or January 31, 2009. There was no amount available for the issuance of letters of credit under the synthetic letter of credit at April 30, 2009 and $0.3 million available at January 31, 2009.
Covenant Compliance
     As of April 30, 2009, we were in violation the leverage ratio and interest coverage ratio covenants of our Pre-petition Credit Facilities. The failure to meet these covenants and our subsequent Chapter 11 filings were events of default under the Pre-petition Credit Facilities and also resulted in a default under the Senior Notes. As a result, those long-term debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law. In accordance with Emerging Issues Task Force 86-30, “Classification of Obligations When a Violation Is Waived by the Creditor,” we reclassified our debt to current as of January 31, 2009 due to the anticipation of the likely covenant violation as of April 30, 2009.

Note 6. Pension Plans and Postretirement Benefits Other Than Pensions
     We sponsor several defined benefit pension plans (Pension Benefits) and health care and life insurance benefits (Other Benefits) for certain employees around the world. We fund the Pension Benefits based upon the funding requirements of United States and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.
     The fiscal 2009 and fiscal 2008 amounts shown below present the Pension Benefits and Other Benefits expense for the three months ended April 30, 2009 and 2008 (dollars in millions):

	Pension Benefits - US		Other Benefits - US		Pension Benefits - International
	Three Months Ended April 30,
	2009	2008	2009	2008	2009	2008
Service cost	$0.3	$0.3	$—	$—	$0.1	$0.2
Interest cost	2.8	2.6	2.5	2.3	1.7	1.9
Expected return on plan assets	(1.9)	(3.3)	—	—	(0.1)	(0.3)
Amortization of net loss (gain)	0.7	(0.2)	(1.0)	(0.4)	—	—
Amortization of prior service cost	—	—	—	—	0.1	—

Net periodic benefit cost	$1.9	$(0.6)	$1.5	$1.9	$1.8	$1.8

     We contributed $0.2 million to our U.S. Pension Benefits plan and $3.1 million to our U.S. Other Benefits plan during the first three months of fiscal 2009. We are unable to provide expected contributions to our U.S. Pension Benefit and U.S. Other Benefits plans for the remainder of fiscal 2009 as these are subject to review and approval of the Bankruptcy Court. We contributed $2.4 million to our international Pension Benefits plan during the first three months of fiscal 2009 and expect to contribute an additional $9.3 million during the remainder of fiscal 2009.
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

Note 7. Asset Impairments and Other Restructuring Charges
     Asset impairment losses and other restructuring charges for the three months ended April 30, 2009 and 2008 were as follows (dollars in millions):

	Three Months Ended April 30, 2009
	Automotive
	Wheels	Other	Total
Facility closure costs	$0.6	$0.1	$0.7
Impairment of facility, machinery, and equipment	0.6	—	0.6
Severance and other restructuring costs	2.4	0.5	2.9

Total	$3.6	$0.6	$4.2

	Three Months Ended April 30, 2008
	Automotive
	Wheels	Other	Total
Facility closure costs	$0.3	$0.1	$0.4
Impairment of facility, machinery, and equipment	2.7	—	2.7
Severance and other restructuring costs	0.1	0.1	0.2

Total	$3.1	$0.2	$3.3

Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended April 30, 2009
     During the first quarter of fiscal 2009, we recorded facility closure, employee restructuring charges, and asset impairments of $4.2 million.
     In the Automotive Wheels segment we recorded expense of $3.6 million. Facility closure costs of $0.6 million were related to ongoing costs for our idle aluminum wheel facilities in Howell, Michigan, which was reclassified as an asset held for sale as of April 30, 2009, and Huntington, Indiana, as well as our aluminum wheel facility in Gainesville, Georgia, which is subject to a definitive agreement of the facility to for the sale with Punch Property International NV for the sale (see Note 4, Asset Held for Sale for additional information). Asset impairments of $0.6 million were related to our idle aluminum wheel facility in Howell, Michigan, based on an offer received from an interested buyer with whom we are in negotiations for the sale of the facility. Severance and other restructuring costs of $2.4 million were related to headcount reductions at our facilities in Manresa, Spain; Chihuahua, Mexico; Königswinter, Germany; Manisa, Turkey; and Alrode, South Africa facilities in order to align headcount with the lower sales volumes.
     Expense of $0.1 million in the Other segment was related to facility closure costs for our Ferndale, Michigan technical center, which was closed in fiscal 2007. Expense of $0.5 million in Other segment was related to severance and other restructuring costs for our powertrain facility in Nuevo Laredo, Mexico.
Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended April 30, 2008
     During the first quarter of fiscal 2008, we recorded facility closure, employee restructuring charges, and asset impairments of $3.3 million.
     In the Automotive Wheels segment we recorded expense of $3.1 million. Facility closure costs of $0.3 million were related to ongoing costs for our aluminum wheel facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $2.7 million were related to our aluminum wheel facilities in Howell, Michigan and Chihuahua, Mexico, which were impaired to the fair value in accordance with SFAS 144, and Hoboken, Belgium, which was sold during the second quarter of fiscal 2008. Severance and other restructuring costs of $0.1 million were related to our aluminum wheel facility in Dello, Italy.
     Expense of $0.2 million in the Other segment consists of $0.1 million for facility closure cost and severance of $0.1 million for our Ferndale, Michigan technical center, which was closed in fiscal 2007.

Facility Exit Costs and Severance Accruals
     The following tables shows the activity in the balance sheet accounts affected by severance and other facility exit costs during the periods indicated (dollars in millions):

	Three Months Ended April 30, 2009
	January 31,		Cash Payments and	April 30,
	2009		Effects of Foreign	2009
	Accrual	Expense	Currency	Accrual
Facility closure costs	$0.2	$0.7	$(0.7)	$0.2
Severance and other restructuring costs	4.0	2.9	(3.2)	3.7

Total	$4.2	$3.6	$(3.9)	$3.9

	Three Months Ended April 30, 2008
	January 31,		Cash Payments and	April 30,
	2008		Effects of Foreign	2008
	Accrual	Expense	Currency	Accrual
Facility closure costs	$—	$0.4	$(0.4)	$—
Severance and other restructuring costs	0.2	0.2	(0.2)	0.2

Total	$0.2	$0.6	$(0.6)	$0.2

Note 8. Weighted Average Shares Outstanding
     Shares outstanding for the three months ended April 30, 2009 and 2008 were as follows (thousands of shares):

	Three Months Ended April 30,
	2009	2008
Basic weighted average shares outstanding	101,820	101,071
Dilutive effect of unvested restricted stock and options	—	—

Diluted weighted average shares outstanding	101,820	101,071

     For the three months ended April 30, 2009 and 2008 all options and unvested restricted stock units were excluded from the calculation of diluted loss per share on the Consolidated Statements of Operations as the effect was anti-dilutive due to the net loss in those periods.
     On June 8, 2009 we were delisted from the NASDAQ Stock Market following the filing of our Chapter 11 proceeding. We believe that our currently outstanding common stock will have no value and will be cancelled under any plan of reorganization we may propose under Chapter 11. The opportunity for any recovery by holders of our common stock under such reorganization plan is unlikely and our shares are likely to be cancelled without any compensation pursuant to such plan.
Note 9. Taxes on Income
     Income tax expense allocated to continuing operations for the three months ended April 30, 2009 and 2008 were as follows (dollars in millions):

	Three Months Ended April 30,
	2009		2008
	US	Foreign	US	Foreign
Pre-tax income (loss)	$(34.6)	$(26.1)	$(18.1)	$24.8
Income tax expense (benefit)	0.8	(2.4)	0.3	12.7
     The tax benefit in the current quarter primarily relates to international tax losses generated, which we expect to utilize in the future, partially offset by withholding tax expense in the US. Income tax expense for the three months ended April 30, 2008 was primarily the result of tax expense in foreign jurisdictions and various states.

     We have determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States.
     The amount of unrecognized tax benefits was $4.9 million and $4.8 million at April 30, 2009 and January 31, 2009 respectively, without related accrued interest and penalties. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. Our policy is to report interest related to unrecognized tax benefits in interest expense and penalties, if any, related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Operations.
     We have open tax years from primarily 2001 to 2008 with various significant taxing jurisdictions including the United States, Germany, Italy, Brazil, Turkey, Spain and Czech Republic. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have recorded a tax benefit only for those positions that meet the more-likely-than-not standard.
Note 10. Segment Reporting
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
     The following tables present revenues and other financial information by business segment (dollars in millions):

	Three Months Ended April 30, 2009
	Automotive
	Wheels	Other	Total
Net sales	$247.1	$11.1	$258.2
Asset impairments and other restructuring charges	3.6	0.6	4.2
Loss from operations	(30.2)	(10.8)	(41.0)

	Three Months Ended April 30, 2008
	Automotive
	Wheels	Other	Total
Net sales	$562.0	$11.8	$573.8
Asset impairments and other restructuring charges	3.1	0.2	3.3
Earnings from operations	16.8	4.9	21.7

	As of April 30, 2009
	Automotive
	Wheels	Other	Total
Total assets	$1,156.1	$(132.0)	$1,024.1

	As of January 31, 2009
	Automotive
	Wheels	Other	Total
Total assets	$1,171.8	$(75.6)	$1,096.2
     As we do not prepare consolidated financial statements by country, providing a breakdown of net assets by geographic areas in which we operate is impracticable.

Note 11. Noncontrolling Interest in Consolidated Financial Statements
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 became effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS 160 on a prospective basis on February 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. The adoption of SFAS 160 had an impact on the presentation and disclosure of noncontrolling interests in the consolidated financial statements. The former “minority interest” is now called “noncontrolling interest” in the consolidated financial statements. The presentation of the mezzanine section of the minority interest is now part of the equity on the consolidated balance sheet. Additionally, the adoption of SFAS 160 had the effect of reclassifying income (loss) attributable to the noncontrolling interest in the consolidated statements of operations from minority interest to separate line items and net income (loss) be adjusted to include net income (loss) attributable to both noncontrolling interest and controlling interest.
     The consolidated financial statements include the accounts of our majority-owned subsidiaries in which we have control. The balance sheet and results of operations of controlled subsidiaries where ownership is greater than 50 percent are included in the consolidated financial statements and are offset by a related adjustment to equity and interest expense for the noncontrolling interest ownership.
     Noncontrolling interest includes common shares in consolidated subsidiaries where our ownership is less than 100 percent and preferred stock issued by HLI Opco. The preferred stock is redeemable by HLI Opco at any time after June 3, 2013, and may be exchanged at the option of the holders at any time for shares of our common stock. The holders of the preferred stock are entitled to cash dividends of 8% of the liquidation preference per annum when, as, and if declared by the Board of Directors of HLI Opco. Dividends accrue without interest from the date of issuance until declared and paid or until the shares are redeemed by HLI Opco or exchanged by the holders thereof.
     The balance of noncontrolling interest is summarized as follows (dollars in millions):

	April 30,	January 31,
	2009	2009
Noncontrolling interest in consolidated affiliates	$50.8	$54.3
Noncontrolling interest in preferred stock	11.7	11.5

Total noncontrolling interest	$62.5	$65.8

Note 12. Fair Value Measurement
     On February 1, 2008 we adopted SFAS 157 for fair value measurements of financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted FSP 157-2 on February 1, 2009.
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
     We generally manage our interest rate risks associated with interest rate movements through the use of a combination of variable and fixed rate debt. From time to time, we have entered into interest rate swap arrangements to further hedge against interest rate fluctuations (cash flow hedge). As of April 30, 2009 and January 31, 2009, we had four interest rate swaps, two with Deutsche Bank and two with UBS Bank.
     The following table provides a summary of the interest rate swaps as of April 30 and January 31, 2009 (in millions):

Notional
	Hedge Type	Amount	Maturity
Deutsche Bank Swap	Cash flow hedge	€ 40.0	8/28/2012
Deutsche Bank Swap	Cash flow hedge	€ 30.0	8/28/2012
UBS Swap	Cash flow hedge	€ 25.0	9/30/2012
UBS Swap	Cash flow hedge	€ 25.0	9/30/2012
     The fair value related to the interest rate swaps as shown in the following table are included in other accrued liabilities on the Consolidated Balance Sheets for the years indicated (dollars in millions):

	April 30, 2009			January 31, 2009
	Carrying		Fair Value	Carrying		Fair Value
	Value	Fair Value	Hierarchy	Value	Fair Value	Hierarchy
Deutsche Bank Swap, €40 million	$1.0	$1.0	Level 3	$1.9	$1.9	Level 2
Deutsche Bank Swap, €30 million	0.7	0.7	Level 3	1.4	1.4	Level 2
UBS Swap, €25 million	0.2	0.2	Level 3	1.2	1.2	Level 2
UBS Swap, €25 million	0.2	0.2	Level 3	1.1	1.1	Level 2

Total swaps	$2.1	$2.1		$5.6	$5.6

     The fair values of the financial instruments shown in the above table as of April 30 and January 31, 2009 represent management’s best estimates of the amounts that would be paid to transfer those liabilities in an orderly transaction between market participants at those dates. Those fair value measurements maximize the use of unobservable inputs as of April 30, 2009 and observable inputs as of January 31, 2009. The inputs used in calculating the fair value of the interest rate swaps as of April 30, 2009 were based on ongoing restructuring negotiations with our creditors. For the three months ended April 30, 2009, we recorded income of 3.5 million due to the fair value adjustment, which is included in interest expense, net in our consolidated statements of operations.
Note 13. Derivative Instruments and Hedging Activities
     In March 2008 the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.

     We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. We have from time to time entered into interest rate swap arrangements to further hedge against interest rate fluctuations.
     We are exposed to fluctuations in interest rates on our variable rate debt. During the second quarter of fiscal 2007, we entered into interest rate swaps with total notional amount of €70 million. The swaps became effective on August 28, 2007 and were scheduled to mature on August 28, 2012. During the third quarter of fiscal 2007, we entered into interest rate swaps with total notional amount of €50 million. The swaps became effective on September 30, 2007 and were scheduled to mature on September 30, 2012. Due to the amendment to our credit agreement in January 2009, our swaps were not effective during the quarter ended April 30, 2009 and income of $3.5 million was recognized in the consolidated statements of operations as interest expense, net. We recorded a gain of $3.0 million to other comprehensive income for the quarter ended April 30, 2008 as the swaps were effective at that time. In May 2009, these interest rate swap agreements were terminated due to our bankruptcy filing on May 11, 2009, which was in violation of the swap agreements.
     See Note 12, Fair Value Measurement for the fair value calculations of our interest rate swaps.
Note 14. New Accounting Pronouncements
     In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective for our fiscal year beginning February 1, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.
     In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for our fiscal year beginning February 1, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.
     In May 2009 the FASB issued SFAS 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. SFAS 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 will apply to both interim financial statements and annual financial statements after June 15, 2009. We do not anticipate that the adoption of SFAS 165 will have a significant impact on our financial condition or results of operations.
     In December 2008 the FASB issued FASB Staff Position SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP SFAS 132(R)-1). FSP SFAS 132(R)-1 provides enhanced disclosures with regard to assets held by postretirement plans, including how investment allocations are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using Level 3 inputs, as defined in SFAS 157, “Fair Value Measurements” (SFAS 157) and an understanding of significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early application permitted. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

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
Guarantor and Nonguarantor Financial Statements
     As of April 30, 2009 Hayes Lemmerz International, Inc. (Hayes), HLI Parent Company, Inc. (Parent), HLI Opco, and substantially all of our domestic subsidiaries and certain of our foreign subsidiaries (collectively, excluding Hayes, the Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the Senior Notes. This guarantor structure is a result of the restructuring of our debt in May of 2007. At April 30, 2009 certain of our foreign subsidiaries were not obligated to guaranty the Senior Notes, nor were our domestic subsidiaries that are special purpose entities formed for domestic accounts receivable securitization programs (collectively, the Nonguarantor Subsidiaries). In lieu of providing separate unaudited financial statements for each of the Guarantors, we have included the unaudited supplemental guarantor condensed consolidating financial statements. We do not believe that separate financial statements for each of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended April 30, 2009
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Net sales	$—	$—	$172.5	$88.7	$(3.0)	$258.2
Cost of goods sold	—	—	174.4	87.0	(2.8)	258.6

Gross profit	—	—	(1.9)	1.7	(0.2)	(0.4)
Marketing, general, and administrative	—	0.3	30.1	5.0	—	35.4
Equity in losses (earnings) of subsidiaries and joint ventures	58.4	—	—	—	(58.4)	—
Amortization of intangibles	—	—	0.2	1.8	—	2.0
Asset impairments and other restructuring charges	—	—	2.6	1.6	—	4.2
Other income, net	—	—	(0.9)	(0.1)	—	(1.0)

(Loss) earnings from operations	(58.4)	(0.3)	(33.9)	(6.6)	58.2	(41.0)
Interest expense (income), net	—	17.0	2.5	2.5	—	22.0
Other non-operating income	—	(0.1)	(1.5)	(0.7)	—	(2.3)

(Loss) earnings from operations before taxes	(58.4)	(17.2)	(34.9)	(8.4)	58.2	(60.7)
Income tax expense (benefit)	—	0.3	(1.0)	(0.9)	—	(1.6)

Consolidated net (loss) income	(58.4)	(17.5)	(33.9)	(7.5)	58.2	(59.1)
Less: Net loss attributable to noncontrolling interest	—	—	—	(0.6)	—	(0.6)

Net loss (income) attributable to Hayes Lemmerz International, Inc	(58.4)	(17.5)	(33.9)	(6.9)	58.2	(58.5)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended April 30, 2008
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Net sales	$—	$—	$360.3	$237.2	$(23.7)	$573.8
Cost of goods sold	—	—	328.7	205.1	(23.7)	510.1

Gross profit	—	—	31.6	32.1	—	63.7
Marketing, general, and administrative	—	0.3	27.5	11.5	—	39.3
Equity in losses (earnings) of subsidiaries and joint ventures	12.8	—	—	—	(12.8)	—
Amortization of intangibles	—	—	0.2	2.6	—	2.8
Asset impairments and other restructuring charges	—	—	2.4	0.9	—	3.3
Other income, net	—	—	(2.2)	(1.2)	—	(3.4)

(Loss) earnings from operations	(12.8)	(0.3)	3.7	18.3	12.8	21.7
Interest expense, net	—	20.2	(9.8)	2.9	—	13.3
Other non-operating expense	—	—	0.9	—	0.8	1.7

(Loss) earnings from operations before taxes	(12.8)	(20.5)	12.6	15.4	12.0	6.7
Income tax expense	—	—	7.5	5.5	—	13.0

Consolidated net (loss) income	(12.8)	(20.5)	5.1	9.9	12.0	(6.3)
Less: Net income attributable to noncontrolling interest	—	—	—	6.5	—	6.5

Net loss (income) attributable to Hayes Lemmerz International, Inc	(12.8)	(20.5)	5.1	3.4	12.0	(12.8)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of April 30, 2009
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Current Assets:
Cash and cash equivalents	$—	$5.8	$28.1	$22.8	$—	$56.7
Receivables, net	—	—	71.9	64.9	—	136.8
Other receivables	—	—	28.9	28.9	(28.9)	28.9
Inventories	—	—	98.3	53.5	—	151.8
Assets held for sale	—	—	8.6	—	—	8.6
Prepaid expenses and other current assets	—	—	8.4	3.9	(0.8)	11.5

Total current assets	—	5.8	244.2	174.0	(29.7)	394.3
Property, plant, and equipment, net	—	—	290.4	206.1	(0.1)	496.4
Intangible and other assets, net	(343.0)	716.7	530.1	47.4	(817.8)	133.4

Total assets	$(343.0)	$722.5	$1,064.7	$427.5	$(847.6)	$1,024.1

Current Liabilities:
Bank borrowings and other notes	$—	$—	$17.8	$16.7	$—	$34.5
Current portion of long-term debt	—	509.4	125.2	0.7	—	635.3
Accounts payable and other accrued liabilities	—	10.7	172.5	82.6	(26.3)	239.5

Total current liabilities	—	520.1	315.5	100.0	(26.3)	909.3
Long-term debt, net of current portion	—	—	0.8	0.8	—	1.6
Pension and other long-term liabilities	—	—	324.5	73.6	(4.4)	393.7
Parent loans	—	5.5	(134.2)	151.4	(22.7)	—

Total liabilities	—	525.6	506.6	325.8	(53.4)	1,304.6

Stockholders’ Deficit:
Common stock	1.0	—	—	—	—	1.0
Additional paid-in capital	887.7	399.9	1,127.6	327.7	(1,855.2)	887.7
Retained earnings (accumulated deficit)	(1,360.7)	(255.3)	(622.5)	(373.2)	1,251.0	(1,360.7)
Accumulated other comprehensive income (loss)	129.0	52.3	41.3	95.4	(189.0)	129.0

Total Hayes lemmerz International, Inc. stockholders’ (deficit) equity	(343.0)	196.9	546.4	49.9	(793.2)	(343.0)
Noncontrolling interest	—	—	11.7	51.8	(1.0)	62.5

Total stockholders’ (deficit) equity	(343.0)	196.9	558.1	101.7	(794.2)	(280.5)

Total liabilities and stockholders’ (deficit) equity	$(343.0)	$722.5	$1,064.7	$427.5	$(847.6)	$1,024.1

CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 31, 2009

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Current Assets:
Cash and cash equivalents	$—	$5.8	$61.2	$40.5	$—	$107.5
Receivables, net	—	—	84.6	72.7	—	157.3
Other receivables	—	—	15.4	15.4	(15.4)	15.4
Inventories	—	—	100.5	56.4	—	156.9
Assets held for sale	—	—	8.1	—	—	8.1
Prepaid expenses and other current assets	—	—	7.4	4.3	(0.8)	10.9

Total current assets	—	5.8	277.2	189.3	(16.2)	456.1
Property, plant, and equipment, net	—	—	293.1	206.2	(0.1)	499.2
Intangible and other assets, net	(292.9)	702.7	496.2	48.4	(813.5)	140.9

Total assets	$(292.9)	$708.5	$1,066.5	$443.9	$(829.8)	$1,096.2

Current Liabilities:
Bank borrowings and other notes	$—	$—	$25.3	$21.3	$—	$46.6
Current portion of long-term debt	—	496.1	125.2	0.8	—	622.1
Liabilities held for sale	—	—	—	—	—	—
Accounts payable and other accrued liabilities	—	6.6	166.3	92.4	(12.8)	252.5

Total current liabilities	—	502.7	316.8	114.5	(12.8)	921.2
Long-term debt, net of current portion	—	—	0.6	0.8	—	1.4
Pension and other long-term liabilities	—	—	331.4	73.6	(4.3)	400.7
Parent loans	—	(3.2)	(50.4)	143.4	(89.8)	—

Total liabilities	—	499.5	598.4	332.3	(106.9)	1,323.3

Stockholders’ Deficit:
Common stock	1.0	—	—	—	—	1.0
Additional paid-in capital	887.1	399.9	1,077.8	334.9	(1,812.6)	887.1
Retained earnings (accumulated deficit)	(1,302.1)	(237.8)	(590.7)	(364.0)	1,192.5	(1,302.1)
Accumulated other comprehensive income (loss)	121.1	46.9	(30.6)	85.5	(101.8)	121.1

Total Hayes lemmerz International, Inc. stockholders’ (deficit) equity	(292.9)	209.0	456.5	56.4	(721.9)	(292.9)
Noncontrolling interest	—	—	11.6	55.2	(1.0)	65.8

Total stockholders’ (deficit) equity	(292.9)	209.0	468.1	111.6	(722.9)	(227.1)

Total liabilities and stockholder’s (deficit) equity	$(292.9)	$708.5	$1,066.5	$443.9	$(829.8)	$1,096.2

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2009
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash flows used for operating activities	$—	$(8.9)	$(14.8)	$(9.4)	$—	$(33.1)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(1.0)	(1.5)	—	(2.5)
Investments in subsidiaries	(0.6)	(0.2)	4.2	(1.6)	(1.8)	—
Proceeds from sale of assets	—	—	0.2	—	—	0.2

Cash provided by (used for) investing activities	(0.6)	(0.2)	3.4	(3.1)	(1.8)	(2.3)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	(8.2)	(4.0)	—	(12.2)
Proceeds from long term debt	—	—	0.2	—	—	0.2
Repayment of long-term debt	—	—	—	(0.1)		(0.1)
Dividends paid to minority shareholders	—	—	—	(3.7)	—	(3.7)
Proceeds from parent investments	0.6	—	(0.6)	—	—	—

Cash (used for) provided by financing activities	0.6	—	(8.6)	(7.8)	—	(15.8)

(Decrease) increase in parent loans and advances	—	8.3	(12.7)	2.6	1.8	—
Cash flows from discontinued operations	—	—	(0.7)	—	—	(0.7)
Effect of exchange rates on cash and cash equivalents	—	0.8	0.3		—	1.1

(Decrease) increase in cash and cash equivalents	—	—	(33.1)	(17.7)	—	(50.8)
Cash and cash equivalents at beginning of period	—	5.8	61.2	40.5	—	107.5

Cash and cash equivalents at end of period	$—	$5.8	$28.1	$22.8	$—	$56.7

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2008
(Unaudited)

			Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)
Cash flows used for operating activities	$—	$(14.8)	$(9.3)	$(6.9)	$(0.8)	$(31.8)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	—	—	(7.4)	(11.8)	—	(19.2)
Investments in subsidiaries	—	(0.6)	(29.3)	(35.4)	65.3	—
Proceeds from sale of assets	—	—	0.3	0.2	—	0.5

Cash (used for) provided by investing activities	—	(0.6)	(36.4)	(47.0)	65.3	(18.7)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	—	—	2.1	—	2.1
Repayment of long-term debt	—	—	—	(0.1)	—	(0.1)
Dividends paid to minority shareholders	—	—	—	(7.3)	—	(7.3)
Proceeds from parent investments	—	—	38.7	27.8	(66.5)	—

Cash provided by (used for) financing activities	—	—	38.7	22.5	(66.5)	(5.3)

(Decrease) increase in parent loans and advances	—	(25.9)	(5.4)	29.3	2.0	—
Effect of exchange rates on cash and cash equivalents	—	2.3	0.6	(0.5)	—	2.4

Decrease in cash and cash equivalents	—	(39.0)	(11.8)	(2.6)	—	(53.4)
Cash and cash equivalents at beginning of period	—	84.7	30.3	45.2	—	160.2

Cash and cash equivalents at end of period	$—	$45.7	$18.5	$42.6	$—	$106.8

Note 16. Subsequent Events
     On May 11, 2009, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. On May 12, 2009 and May 19, 2009 we, HLI Opco and Hayes Luxembourg, entered into amendments to the Credit Agreement to provide up to $100 million in New Money DIP Loans and $100 million in Roll-up Loans, respectively. The Bankruptcy Court granted final approval of the DIP Credit Agreement on June 15, 2009. With the exception of Hayes Luxembourg, the Company’s subsidiaries and operations outside the United States were not included in the filing are not debtors in the Chapter 11 cases or any other proceeding outside the United States, and are expected to continue to operate in the ordinary course of business outside and unaffected by the Chapter 11 cases process.
     We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock, and other securities. On June 8, 2009, our common stock was delisted from the NASDAQ Global Market following our filings under Chapter 11. We believe that our currently outstanding common stock will have no value and will be cancelled under any plan of reorganization we may propose under Chapter 11. We also believe that the holders of our Senior Notes are unlikely to receive more than a de minimis distribution on account of their interests in the Senior Notes and that such interests could be cancelled under any plan of reorganization the Company may propose under Chapter 11. There can, however, be no assurance, however, that the Company will be able to develop, propose, and implement a successful plan of reorganization.
     On June 8 2009 we were delisted from the NASDAQ Stock Market following the filing of our Chapter 11 proceeding. We believe that our currently outstanding common stock will have no value and will be cancelled under any plan of reorganization we may propose under Chapter 11.
     In May 2009 our interest rate swap agreements were terminated due to our bankruptcy filing on May 11, 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary and Chapter 11 Matters
     This discussion should be read in conjunction with the our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as filed with the Securities and Exchange Commission on May 11, 2009, and the other information included herein. Unless otherwise indicated, references to “we,” “us,” or “our” mean Hayes Lemmerz International, Inc., a Delaware corporation, and its subsidiaries. References to a fiscal year means the 12-month period commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2009” refers to the period beginning February 1, 2009 and ending January 31, 2010, “fiscal 2008” refers to the period beginning February 1, 2008 and ending January 31, 2009).
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

     In the first three months of fiscal 2009 we had net sales of $258.2 million with approximately 74% derived from international markets. In the three months of fiscal 2008 we had net sales of $573.8 million with approximately 84% derived from international markets. We had loss from operations of $41.0 million for the first three months of fiscal 2009 compared to earnings from operations of $21.7 million for the first three months of fiscal 2008.
Chapter 11 Bankruptcy Filings
     On May 11, 2009, we and certain of our subsidiaries (together with us, Debtors) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (Bankruptcy Code) in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). The cases are being jointly administered under Case No. 09-11655 (MFW). With the exception of Hayes Lemmerz Finance LLC—Luxembourg S.C.A. (Hayes Luxembourg), the Company’s subsidiaries and operations outside the United States were not included in the filing, are not debtors in the Chapter 11 cases or any other proceeding outside the United States, and are expected to continue to operate in the ordinary course of business outside and unaffected by the Chapter 11 cases and process.
     We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock, and other securities. We believe that our currently outstanding common stock will have no value and will be canceled under any plan of reorganization we may propose under Chapter 11. We also believe that the holders of our Senior Notes are unlikely to receive more than a de minimis distribution on account of their interests in the Senior Notes and that such interests could be cancelled under any plan of reorganization the Company may propose under Chapter 11. There can, however, be no assurance, that the Company will be able to develop, propose, and implement a successful plan of reorganization. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities. Trading of our common stock on the NASDAQ Stock Market was suspended on May 21, 2009, and our common stock was delisted from the NASDAQ Stock Market on June 8, 2009.
     The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law.
     The following discussion provides general background information regarding our Chapter 11 proceedings and is not intended to be an exhaustive summary. Additional information about our bankruptcy filings may be obtained at our web site, www.hayeslemmerzreorg.com, and Bankruptcy Court filings and claims information can also be accessed through this web site. Information contained on our web sites is not incorporated into this Quarterly Report on Form 10-Q.
Chapter 11 Process
     The Debtors are currently operating as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but we may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
     The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries, and benefits, and the Bankruptcy Court has approved the Company’s payment of vendors and other providers in the ordinary course for goods and services received from and after the Petition Date and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, subject to Bankruptcy Court approval, legal and financial professionals and certain other “ordinary course” professionals to advise the Debtors on the bankruptcy proceedings. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.
     Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect, or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect, or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

     As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (Creditors’ Committee). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, adversely affect the Debtors’ ability to operate, and delay the Debtors’ emergence from the Chapter 11 proceedings.
     Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including when applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.
     In order to successfully exit the Chapter 11 proceedings, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity, and provide for corporate governance subsequent to exit from bankruptcy.
     The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. We may file one or more motions to request extensions of these periods. If the Debtors’ exclusivity period lapses, any party in interest will be able to file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.
     The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully. If we are unable to successfully recapitalize the Company and restructure our indebtedness under Chapter 11, we may be forced to liquidate the Company.
     We have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our results of operations.
     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before our stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. We believe that our currently outstanding common stock will have no value and will be cancelled under any plan of reorganization we may propose under Chapter 11. We also believe that the holders of our Senior Notes are unlikely to receive more than a de minimis distribution on account of their interests in the Senior Notes and that such interests could be cancelled under any plan of reorganization the Company may propose. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and securities of the Debtors. At this time there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.
Chapter 11 Financing
     In connection with the Chapter 11 filing, the Company, HLI Operating Company, Inc., (HLI Opco) and Hayes Luxembourg, the Lenders party thereto, Deutsche Bank AG New York Branch, as DIP Administrative Agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as Joint Book-Running Lead Managers, Joint Lead Arrangers, and Joint Syndication Agents for the DIP Facilities, and Deutsche Bank Securities Inc., as Documentation Agent for the DIP Facilities, entered into Amendment No. 2, dated as of May 12, 2009, and Amendment No. 3, dated as of May 19, 2009, to the Company’s Second Amended and Restated Credit Agreement, dated as of May 30, 2007, as amended by Amendment No. 1, dated as of January 30, 2009, with the lenders party thereto (Credit Agreement). Pursuant to the amended Credit Agreement (DIP Credit Agreement) debtor-in-possession loan tranches (DIP Loans) were added to the Credit Agreement, including up to $100 million of additional liquidity to provide operating funds to the Company and its subsidiaries during the restructuring.

     The initial DIP Loans consisted of a committed senior secured debtor-in-possession new money term loan facility (New Money DIP Loans) in an aggregate principal amount of up to $100 million and a senior secured debtor-in-possession roll-up loan facility (Roll-up Loans) in an aggregate principal amount of up to $100 million. The Roll-up Loans will be issued to the pre-petition lenders under the Credit Agreement who make New Money DIP Loans in exchange for the pre-petition loans such lenders hold under the Credit Agreement; the Roll-up Loans will be deemed issued to the lenders upon the occurrence of a triggering event in the future. The DIP Loans benefit from a super-priority claim and lien on the assets of the Borrowers pursuant to a Bankruptcy Court order. On May 14, 2009, the Bankruptcy Court approved an interim order (Interim DIP Order) that authorized the borrowing of up to $30 million of New Money DIP Loans, which was borrowed on May 14, 2009.
     On May 14, 2009, the Honorable Judge Mary F. Walrath of the Bankruptcy Court approved an interim order that authorized the borrowing of up to $30 million of New Money DIP Loans. On June 15, 2009, the Bankruptcy Court granted final approval of the DIP Credit Agreement. As a result, an additional $70 million of New Money DIP Loans has become available to the Borrowers.
     The proceeds of the New Money DIP Loans incurred under the DIP Credit Agreement will be used (i) to pay costs, fees, and expenses related to the execution and delivery of the DIP Credit Agreement, (ii) to repay certain of the pre-petition loans (through the exchange of Roll-up Loans), (iii) to provide working capital from time to time for the Debtors and the Company’s non-U.S. subsidiaries, (iv) for other general corporate purposes of the Debtors and the Company’s non-U.S. subsidiaries, and (v) to pay administrative costs of the Chapter 11 cases and claims or amounts approved by the Bankruptcy Court. The proceeds of the DIP Loan are deposited in depositary accounts and can be withdrawn no more than twice per week and then only to the extent needed to pay permitted expenses payable in the five business days following each withdrawal in accordance with approved budgets.
     The New Money DIP Loans will bear cash interest at the rate of LIBOR (with a floor of 6.00% per annum), plus 14% per annum, and interest paid-in-kind (PIK Interest) at a rate of 6.00% per annum. After the Roll-up Loans are deemed to be borrowed, borrowings under the New Money DIP Loans and Roll-up Loans will bear cash interest at the rate of LIBOR (with a floor of 3.00% per annum), plus 7% per annum, plus PIK Interest of 3.00% per annum. During the continuance of an event of default under the DIP Credit Agreement, borrowings will bear interest at an additional 2.00% per annum. In addition, the DIP Credit Agreement obligates the Debtors to pay certain fees to the agents and lenders thereunder.
     Obligations under the DIP Credit Agreement are secured by a lien on substantially all of the assets of the Debtors (which lien will have a first priority with respect to substantially all of the Debtors’ assets) and a super-priority administrative expense claim in each of the Chapter 11 cases. The obligations under the DIP Credit Agreement are guaranteed by the Company and its domestic subsidiaries pursuant to a Guaranty, dated as of May 12, 2009. Subject to local law and other impediments, certain of the Company’s foreign subsidiaries are required to take commercially reasonable actions to guarantee the obligations under the DIP Credit Agreement and grant liens on their assets in support of those guarantees.
     The maturity date of the obligations under the DIP Credit Agreement will be the earliest of: (i) six months following the date on which the Bankruptcy Court grants interim approval of the DIP Credit Agreement (which may be extended by up to three months by a majority of the DIP lenders); (ii) the effective date of a plan of reorganization for any Debtor; (iii) forty days after the date on which the Bankruptcy Court granted interim approval of the DIP Credit Agreement, if the Bankruptcy Court has not granted final approval of the DIP Credit Agreement; and (iv) the acceleration of obligations under the DIP Credit Agreement or termination of the new money term loan commitments under the DIP Credit Agreement, including, without limitation, as a result of the occurrence of an event of default.
Results of Operations
Consolidated Results — Comparison of the Three Months Ended April 30, 2009 to the Three Months Ended April 30, 2008
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Three Months Ended April 30,
	2009	2008	$ Change	% Change
Net sales:
Automotive Wheels	$247.1	$562.0	$(314.9)	(56.0%)
Other	11.1	11.8	(0.7)	(5.9%)

Total	$258.2	$573.8	$(315.6)	(55.0%)

Gross profit	$(0.4)	$63.7	$(64.1)	(100.6%)
Marketing, general, and administrative	35.4	39.3	(3.9)	(9.9%)
Amortization of intangibles	2.0	2.8	(0.8)	(28.6%)
Asset impairments and other restructuring charges	4.2	3.3	0.9	27.3%
Other income, net	(1.0)	(3.4)	2.4	(70.6%)

Loss (earnings) from operations	(41.0)	21.7	(62.7)	(288.9%)
Interest expense, net	22.0	13.3	8.7	65.4%
Other non-operating (income) expense	(2.3)	1.7	(4.0)	(235.3%)

(Loss) earnings from operations before taxes	(60.7)	6.7	(67.4)	(1006.0%)
Income tax (benefit) expense	(1.6)	13.0	(14.6)	112.3%

Consolidated net loss	(59.1)	(6.3)	(52.8)	(838.1%)
Less: Net (loss) income attributable to noncontrolling interest	(0.6)	6.5	(7.1)	109.2%

Net loss attributable to Hayes Lemmerz International, Inc	$(58.5)	$(12.8)	$(45.7)	(357.0%)

Sales
     Our net sales decreased 55.0% or $315.6 million to $258.2 million in the first quarter of fiscal 2009 from $573.8 million in the first quarter of fiscal 2008. Lower volumes and mix decreased sales by $258.2 million due to ongoing trends and conditions facing North American and European vehicle manufacturers, which have been negatively impacted due to the global recession, troubled capital markets and volatile commodity prices. Unfavorable foreign currency exchange rates relative to the US dollar decreased sales by $43.8 million as the Euro and other currencies have declined during the quarter ended April 30, 2009 as compared to the same period of time in the prior year. The sale of our Hoboken, Belgium facility during the second quarter of fiscal 2008 caused net sales to decrease by $15.0 million.
Gross profit
     Our gross profit decreased 100.6% or $64.1 million during the first quarter of fiscal 2009 to loss of $0.4 million compared to profit of $63.7 million during the first quarter of fiscal 2008. Lower volumes and mix decreased gross profit by $70.4 million. The sale of the Hoboken, Belgium plant during the second quarter of fiscal 2008, which had been experiencing losses, improved gross profit by $4.3 million.
Marketing, general, and administrative
     Our marketing, general, and administrative expense decreased $3.9 million to $35.4 million during the first quarter of fiscal 2009 from $39.3 million in the first quarter of fiscal 2008. During the first quarter of fiscal 2009, we experienced $8.8 million of higher professional service fees, which relate primarily to expenses incurred associated with our restructuring initiatives. Fluctuations in foreign currency exchange rates improved our marketing, general, and administrative expenses by $3.2 million. Headcount reductions due to the lower volumes improved our expenses by $3.1 million, and reductions on our long-term incentive plans improved expenses by $1.0 million. The remainder of the variance is primarily due to decreased controllable expenses as a result of cost savings initiatives.
Asset impairments and other restructuring charges
     Impairments and restructuring charges were $0.9 million higher as compared to the same period in the prior year. For the quarter ended April 30, 2009, we recorded $2.9 million of restructuring severance in order to align our headcount with the decrease in volumes. The current quarter also includes $0.6 million to impair the value of our Howell, Michigan facility to its fair value and the facility was recorded as an asset held for sale as of April 30, 2009. We also recorded $0.4 million of continuing closure costs for our Gainesville, Georgia facility. Punch Property International NV has not completed the purchase of the Gainesville property as contemplated by a purchase and sale agreement and we have commenced litigation seeking specific performance of the agreement and damages, which is currently subject to the automatic stay in our Chapter 11 proceeding. The remainder of the current quarter expense is related to continuing closure costs at our Huntington, Indiana and Ferndale, Michigan technical center facilities.
     During the first quarter of fiscal 2008, we recorded facility closure, employee restructuring charges, and asset impairments of $3.3 million. Facility closure costs of $0.3 million were related to our idle facilities in Howell, Michigan and Huntington, Indiana. Asset impairments of $2.7 million were related to our aluminum wheel facilities in Howell, Michigan; Hoboken, Belgium, which was sold during the second quarter of fiscal 2008; and Chihuahua, Mexico. Severance and other restructuring costs of $0.1 million were related to our aluminum wheel facility in Dello, Italy. Expense of $0.2 million in the Other segment consists of $0.1 million for facility closure cost and severance of $0.1 million for our Ferndale, Michigan technical center, which was closed in fiscal 2007.
Other income, net
     Other income, net decreased from the prior year by $2.4 million from $3.4 million during the first quarter of fiscal 2008 to $1.0 million during the first quarter of fiscal 2009. The decrease in income is primarily attributable to realized foreign currency exchange losses. The items recorded to other income includes license and royalty income, gains or losses on tooling sales, realized exchange gains or losses, export incentives, and other miscellaneous items that are not considered part of cost of goods sold. None of these items individually or in the aggregate were considered material.
Interest expense, net
     Interest expense increased $8.7 million to $22.0 million for the first quarter of fiscal 2009 from $13.3 million for the first quarter of fiscal 2008. Due to the violation of our debt covenants as of April 30, 2009, we expensed the remainder of our unamortized debt costs of approximately $9 million to interest expense for the quarter ended April 30, 2009. Partially offsetting the unamortized debt expense was $3.5 million of interest income due to the mark-to-market and fair value adjustments recorded for our interest rate swaps. The remainder of the variance is due to higher interest expense due to the January 30, 2009 credit amendment.
Other non-operating (income) expense
     During the first quarter of fiscal 2009 we recognized $2.3 million of other non-operating income as compared to $1.7 million of expense in the prior year. The expense for the first quarter of fiscal 2009 includes a $1.3 million decrease in the liability recognized for a put option agreement with the minority shareholders at our Kalyani, India joint venture, as compared to an increase in the liability of $1.6 million in the previous year. The remainder of the (income) expense in both years is related to realized foreign currency exchange (gains) losses.
Income tax (benefit) expense
     Income tax benefit was $1.6 million for the first quarter of fiscal 2009 compared to expense of $13.0 million for the first quarter of fiscal 2008. The tax benefit in the current quarter primarily relates to international tax losses generated, which we expect to utilize in the future, partially offset by withholding tax expense in the US. The tax expense recorded in the prior year quarter relates to taxable income. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are different than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.
Net loss
     Due to the factors mentioned above, the net loss during the first quarter of fiscal 2009 was $58.5 million compared to $12.8 million in the first quarter of fiscal 2008.

Segment Results — Comparison of the Three Months Ended April 30, 2009 to the Three Months Ended April, 30, 2008
Automotive Wheels
     The following table presents net sales, (loss) earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months Ended April 30,
	2009	2008	$ Change
Net sales	$247.1	$562.0	$(314.9)
Asset impairments and other restructuring charges:
Facility closure costs	$0.6	$0.3	$0.3
Impairment of facility, machinery, and equipment	0.6	2.7	(2.1)
Severance and other restructuring costs	2.4	0.1	2.3

Total asset impairments and other restructuring charges	$3.6	$3.1	$0.5
(Loss) earnings from operations	$(30.2)	$16.8	$(47.0)
Net sales
     Net sales from our Automotive Wheels segment decreased $314.9 million to $247.1 million during the first quarter of fiscal 2009 from $562.0 million during the first quarter of fiscal 2008. Lower volumes and mix decreased sales by $264.4 million. The sale of our Hoboken, Belgium facility during the second quarter of fiscal 2008 caused net sales to decrease by $15.0 million. The remainder of the variance is primarily due to unfavorable foreign currency exchange rates relative to the US dollar as the Euro and other currencies have declined during the quarter ended April 30, 2009 as compared to the same period in the prior year.
Asset impairments and other restructuring charges
     Asset impairment and restructuring charges were $0.5 million higher as compared to the prior year, up from $3.1 million for the quarter ended April 30, 2008 as compared to $3.6 million for the quarter ended April 30, 2009. The current year expense of $3.6 million was primarily related to ongoing facility closure costs for our idle aluminum wheel facilities in Howell, Michigan; Huntington, Indiana; and Gainesville, Georgia; as well as severance and other restructuring costs at our facilities in Manresa, Spain; Chihuahua, Mexico; Königswinter, Germany; Manisa, Turkey; and Alrode, South Africa, in order to align headcount with the lower sales volumes. The prior year impairment and restructuring expense consisted primarily of asset impairments related to our aluminum wheel facilities in Gainesville, Georgia; Hoboken, Belgium; and Chihuahua, Mexico.
(Loss) earnings from operations
     We recorded a loss from operations of $30.2 million for the quarter ended April 30, 2009 as compared to earnings of $16.8 million during the same period of time in the prior year. Gross profit was $62.9 million lower, primarily due to the decrease in volumes as well as mix. Employee costs were approximately $3 million lower during the first quarter of 2009 as compared to the prior year due to reductions in personnel in order to align headcount with the lower production volumes. Fluctuations in foreign currency exchange rates improved earnings from operations by approximately $3 million. Changes in expenses allocated from the corporate offices decreased expenses by $3 million. The remainder of the variance is primarily due to decreased controllable expenses as a result of cost savings initiatives.
Other
     The following table presents net sales, total asset impairments and other restructuring charges, and (loss) earnings from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months Ended April 30,
	2009	2008	$ Change
Net sales	$11.1	$11.8	$(0.7)
Total asset impairments and other restructuring charges	0.6	0.2	0.4
(Loss) earnings from operations	(10.8)	4.9	(15.7)
Net Sales
     Net sales decreased by $0.7 million from $11.8 million during the first quarter of fiscal 2008 to $11.1 million during the first quarter of fiscal 2009. The decrease is primarily related to lower prototype sales as compared to the prior year.

Asset impairments and other restructuring charges
     Asset impairment and restructuring charges were $0.4 million higher as compared to the prior year, up from $0.2 million for the quarter ended April 30, 2008 as compared to $0.6 million for the quarter ended April 30, 2009. The current year expense relates to severance expense due to headcount reductions at our Nuevo Laredo, Mexico facility. The prior year expense consisted of $0.1 million of continuing facility closure costs at our Ferndale, Michigan technical center, which was closed in fiscal 2007, and $0.1 million of severance expense at our corporate offices due to headcount reductions.
(Loss) earnings from operations
     We recorded a loss from operations in the first quarter of fiscal 2009 of $10.8 million compared to earnings of $4.9 million during the first quarter of fiscal 2008. Higher professional service fees related to our ongoing restructuring increased expenses during the first quarter of fiscal 2008 by $8.9 million. Royalty and trademark fee income was $3.9 million lower due to the decrease in sales volumes. Changes in expenses allocated to the Automotive Wheels segment increased expenses by $3 million.
Liquidity and Capital Resources
Sources of Liquidity
     The principal sources of liquidity for our operating, capital expenditure, facility closure, restructuring, and reorganization requirements during the Chapter 11 proceedings are expected to be (i) proceeds of the New Money DIP Loans, (ii) cash flows from continuing operations, (iii) cash and cash equivalents on hand, and (iv) proceeds related to our international trade receivable financing programs.
     We will need to obtain additional financing in order to emerge from our Chapter 11 bankruptcy proceedings. There can be no assurance that such financing will be available on acceptable terms or at all. If we are unable to obtain additional financing, we would unlikely be able to successfully complete our restructuring and continue as a going concern.
     The filing of our Chapter 11 petitions constituted an event of default under our Pre-petition Credit Facilities and Senior Notes and the obligations under those debt instruments became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law. The filing of the Chapter 11 petitions was also an event of termination under our domestic accounts receivable program.
     On June 15, 2009, the Bankruptcy Court issued a final order approving the DIP Credit Agreement. The DIP Credit Agreement provides for an aggregate commitment for New Money DIP Loans of up to $100 million. The proceeds of the New Money DIP Loans are deposited in depositary accounts and can be withdrawn no more than twice per week and then only to the extent needed to pay permitted expenses payable in the five business days following each withdrawal in accordance with budgets approved in the sole discretion of the lenders under the DIP Credit Agreement. There can be no assurance that the amounts of cash from operations and amounts made available under our DIP Credit Agreement will be sufficient to fund our operations. In the event that cash flows and available borrowings under the DIP Credit Agreement are not sufficient to meet our liquidity requirements, our operations would be adversely affected and we may not be able to continue as a going concern. For additional information on the DIP Credit Agreement, see Executive Summary and Chapter 11 Matters—Chapter 11 Financing.
Capital Resources
     We had a domestic accounts receivable securitization facility with an interest rate equal to LIBOR plus 2.25% at April 30, 2009. The facility limit was reduced to $5.0 million in April 2009 and no additional advances were made under the program beyond the $5.0 million advanced. The facility was terminated upon our filing of Chapter 11 bankruptcy proceedings in May 2009. There were $5.0 million and $6.0 million of borrowings under this program as of April 30 and January 31, 2009, respectively.
     We have an accounts receivable financing program in Germany with a local financial institution. The program limit was €25 million as of April 30 and January 31, 2009. Borrowings under this program of approximately €12.3 million or $16.3 million and €19.7 million or $25.3 million at April 30, 2009 and January 31, 2009, respectively, are included in short term bank borrowings.
     We also have an accounts receivable factoring program in the Czech Republic with a local financial institution. The program limit is 480 million Czech Crown or approximately $24 million and $22 million as of April 30, 2009 and January 31, 2009, respectively.

As of April 30, 2009 and January 31, 2009, approximately 240.8 million Czech Crown or $11.9 million and 246.4 million Czech Crown or $11.4 million, respectively, was factored under this program. The transactions are accounted for as sales of receivables under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) and the receivables are removed from the Consolidated Balance Sheets.
Cash Flows
     Operating Activities: Cash used for operations was $33.1 million in the first three months of fiscal 2009 compared to $31.8 million in the first three months of fiscal 2008. The $1.3 million increased use of cash is primarily due to lower profits offset by a decrease in working capital, both attributable to lower sales volumes during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.
     Investing Activities: Cash used for investing activities was $2.3 million during the first three months of fiscal 2009 compared to $18.7 million in the first three months of fiscal 2008. The decreased use of cash was primarily due to lower capital expenditures for property, plant, and equipment, which declined from $19.2 million in the first quarter of fiscal 2008 to $2.5 million in the first quarter of fiscal 2009.
     Financing Activities: Cash used for financing activities was $15.8 million in the first three months of fiscal 2009 compared to $5.3 million in the first three months of fiscal 2008. During the first quarter of fiscal 2009, we reduced the outstanding balances of our short term debt borrowings from local banks at our international locations. Dividends paid to minority shareholders were also lower during the first quarter of fiscal 2009 as compared to fiscal 2008.
Off Balance Sheet Arrangements
     As of April 30, 2009, we had a domestic accounts receivable securitization facility with a program limit of $5 million as of April 30, 2009 and $25 million as of January 31, 2009. The facility had an interest rate equal to LIBOR plus 2.25%. This program was terminated in May 2009 as a result of our Chapter 11 filings.
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
     At April 30, 2009 and January 31, 2009 the outstanding balances of receivables sold to special purpose entities were $33.9 million and $21.4 million, respectively. Our net retained interests at April 30, 2009 and January 31, 2009 were $28.9 million and $15.4 million, respectively, which are disclosed as Other Receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. There was $5.0 million and $6.0 million in advances from lenders at April 30, 2009 and January 31, 2009, respectively.
Credit Ratings
     As of April 30, 2009 our credit ratings were as follows:

	S&P	Moody’s	Fitch
Corporate rating	CCC+	Caa3	C
Bank debt rating	B-	Caa2	CC/RR3
Senior Notes rating	CCC-	Ca	C/RR6
     In May 2009 S&P downgraded our corporate rating from CCC+ to CC; bank debt rating from B- to CCC-; and Senior Notes rating from CCC- to C. After we filed for bankruptcy on May 11, 2009, S&P further downgraded our corporate rating from CC to D; bank debt rating from CCC- to D; and Senior Notes rating from C to D.
     After we filed for bankruptcy on May 11, 2009, Moody downgraded our corporate rating from Caa3 to Ca; bank debt rating from Caa2 to Caa3; and Senior Notes rating from Ca to C.

     After we filed for bankruptcy on May 11, 2009, Fitch downgraded our corporate rating from C to D; bank debt rating from CC/RR3 to C/RR4; and Senior Notes affirmed at C/RR6.
New Accounting Pronouncements
     In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective for our fiscal year beginning February 1, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.
     In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for our fiscal year beginning February 1, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.
     In May 2009 the FASB issued SFAS 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. SFAS 165 introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 will apply to both interim financial statements and annual financial statements after June 15, 2009. We do not anticipate that the adoption of SFAS 165 will have a significant impact on our financial condition or results of operations.
     In December 2008 the FASB issued FASB Staff Position SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP SFAS 132(R)-1). FSP SFAS 132(R)-1 provides enhanced disclosures with regard to assets held by postretirement plans, including how investment allocations are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using Level 3 inputs, as defined in SFAS 157, “Fair Value Measurements” (SFAS 157) and an understanding of significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early application permitted. We are currently assessing the potential impacts, if any, on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business we are exposed to market risks arising from changes in foreign exchange rates, interest rates, raw material, and utility prices. We selectively use derivative financial instruments to manage these risks, but do not enter into any derivative financial instruments for trading purposes. There have been no significant changes to our foreign exchange and commodities risks from those previously disclosed in our Form 10-K as filed with the Securities and Exchange Commission on May 11, 2009. Our interest rate risks as of April 30, 2009 have not changed significantly from those disclosed in our Form 10-K, although our interest rate swap agreements were terminated in May 2009 (see Note 13, Derivative Instruments and Hedging Activities in the notes to the consolidated financial statements included herein for additional detail on the termination of our interest rate swap agreements).
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

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2009 to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In general, all pending litigation involving the Debtors was stayed upon the filing of our Chapter 11 proceedings and, absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business. There have been no other material developments to our legal proceedings since our Annual Report on Form 10-K filed on May 11, 2009.
Item 1A. Risk Factors
     The risk factors as previously disclosed in our most recent Annual Report on Form 10-K filed on May 11, 2009 are superseded in their entirety as set forth in this Quarterly Report on Form 10-Q:
Risks Related to our Bankruptcy Filings
We filed for protection under Chapter 11 of the Bankruptcy Code on May 11, 2009.
     During our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with our bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:
•	Actions and decisions of our creditors and other third parties with interests in our Chapter 11 proceedings, which may be inconsistent with our plans;

•	Our ability to obtain court approval with respect to motions in the Chapter 11 proceedings made from time to time;

•	Our ability to develop, prosecute, confirm, and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•	Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•	Our ability to maintain contracts that are critical to our operations;

•	Our ability to retain management and other key individuals; and

•	Risks associated with third parties’ seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a trustee under Chapter 11, or to convert the cases into liquidations under Chapter 7 of the Bankruptcy Code.
     These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our sales and relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, in order to successfully emerge from our Chapter 11 proceedings, our senior management will be required to spend significant amounts of time developing a comprehensive plan of reorganization, instead of concentrating exclusively on our business operations. Further, we have made, and will continue to make, judgments as to whether we should limit investment in, exit, or dispose of certain businesses. Our Chapter 11 proceedings and development of a plan of reorganization may result in the sale or divestiture of assets or businesses, but we can provide no assurance that we will be able to complete any sale or divestiture on acceptable terms or at all. Any decision by our management to further limit investment in, exit, or dispose of businesses may result in the recording of additional charges.
Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock, and other securities. We believe that our currently outstanding common stock will have no value and will be cancelled under any plan of reorganization we may propose under Chapter 11. We also believe that the holders of our Senior Notes are unlikely to receive more than a de minimis distribution on account of their interests in the Senior Notes and that such interests could be cancelled under any plan of reorganization the Company may propose under Chapter 11.
Our liquidity position imposes significant challenges to our ability to continue our operations.
     As global economic conditions have deteriorated since September 2008, we have experienced significant pressure on our business, including our liquidity position. Our Chapter 11 proceedings may increase this pressure. Because of the public disclosure of our liquidity constraints, our ability to maintain normal credit terms with our suppliers has become impaired. The terms of the trade credit we receive from suppliers has been reduced. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. Our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, may lead some customers to become reluctant to enter into long-term agreements with us. In addition to the cash requirements necessary to fund our continuing operations, we anticipate that we will incur significant professional fees and other restructuring costs in connection with the Chapter 11 proceedings and the restructuring of our business operations.
     We are currently operating under the DIP Credit Agreement, which provides for an aggregate commitment for New Money DIP Loans of up to $100 million. The proceeds of the loans under the DIP Credit Agreement are deposited in depositary accounts and can be withdrawn no more than twice per week and then only to the extent needed to pay permitted expenses payable in the five business days following each withdrawal in accordance with budgets approved in the sole discretion of the lenders under the DIP Credit Agreement. There can be no assurance that the amounts of cash from operations and amounts made available under our DIP Credit Agreement will be sufficient to fund our operations. In the event that cash flows and available borrowings under the DIP Credit Agreement are not sufficient to meet our liquidity requirements, our operations would be adversely affected and we may not be able to continue as a going concern. For additional information on the DIP Credit Agreement, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary and Chapter 11 Matters—Chapter 11 Financing.
Our stock is no longer listed on a national securities exchange. It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.
     Effective June 8, 2009, the NASDAQ Stock Market delisted our common stock from trading, and, as a result, stockholders and investors will likely find it more difficult to sell our common stock or to obtain an accurate quotation of the price of our common stock. We can provide no assurance that we will re-list our common stock on a national securities exchange or that the stock will continue to be traded on an over-the-counter market. As a result of the delisting of our common stock, our suppliers, customers, and employees may lose confidence in the Company, and institutional investors may lose interest in our common stock. We believe that our currently outstanding common stock will have no value and will be cancelled under any plan of reorganization we may propose under Chapter 11. The opportunity for any recovery by holders of our common stock under such reorganization plan is unlikely and our shares are likely to be cancelled without any compensation pursuant to such plan.
During the pendency of our Chapter 11 proceedings, our financial results may be unstable and may not reflect historical trends.
     During the pendency of our Chapter 11 proceedings, our financial results may fluctuate as they reflect asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments. As a result, our historical financial performance may not be indicative of our financial performance following the Petition Date. Further, we may sell or otherwise dispose of assets or businesses and liquidate or settle liabilities, with court approval, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and any comprehensive restructuring plan could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a comprehensive restructuring plan.

Any “ownership change” of the Company could limit our ability to use our net operating loss carryforwards.
     Under United States federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. As of January 31, 2009, we had approximately $707.5 of federal and state net operating loss carryforwards. We expect to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our Chapter 11 proceedings. As a result, our ability to deduct net operating loss carryforwards could be subject to significant limitations.
Risks Related to our Business
Our business depends on the automotive industry, and reductions in the demand for new vehicles will adversely affect our business.
     Most of our sales are to automotive and commercial vehicle original equipment manufacturers (OEMs). Therefore, our financial performance is subject to conditions in the automotive industry, which are cyclical and depend on conditions in the U.S. and global economies generally. In North America and elsewhere, the automotive industry is currently characterized by significant overcapacity, fierce competition, rapidly declining sales and production volumes, and high fixed costs. During the second half of fiscal 2008, the weakening of the U.S. and global economies and limited availability of commercial and consumer credit resulted in significant reductions in consumer and capital spending and in the demand for automobiles, light trucks, and commercial vehicles. These conditions have led to decreased production by our customers, which in turn has adversely affected our sales and financial performance during fiscal 2008 and the first quarter of fiscal 2009. Demand for new vehicles may be adversely affected by other factors that are beyond our control, such as interest rates, the availability of credit and levels of disposable income. Our sales are also affected by our customers’ inventory levels and production schedules. Because of the present uncertainty in the economy, some of our customers have been reducing their forecasts for new vehicle production in future periods and have announced significant production shut downs during the second and third quarters of fiscal 2009. Decreases in demand for new vehicles or in new vehicle production may have a significant negative impact on our business. Because we have high fixed production costs, relatively small declines in our customers’ production could significantly reduce our profitability. A prolonged downturn in the North American or European automotive industries or a significant change in product mix due to consumer demand, including as a result of our Chapter 11 proceedings, could require us to further slow production in, or shut down, plants or incur impairment charges.
We depend on a small number of significant customers.
     We derived approximately 29% of our fiscal 2008 sales from direct sales to Ford and General Motors and their subsidiaries globally and 12% of our fiscal 2008 sales from sales to these OEM’s in the United States. In addition, our five largest customers (Ford, General Motors, Renault/Nissan, Daimler, and Toyota) and their subsidiaries accounted for approximately 54% of our global sales in fiscal 2008. We may not be able to maintain our current relationships with these customers or continue to supply them at current levels. Our filing for protection under Chapter 11 of the Bankruptcy Code and the associated risks and uncertainties of the Chapter 11 proceedings may affect our customers’ perception of our business and increase the possibility of our losing key customers. Our sales also depend on the particular vehicle platforms that include our products. If production of those vehicle platforms were to be decreased or discontinued, our sales would be reduced. The loss of a significant portion of sales to any of our significant customers could have a material adverse effect on our business. In addition, certain of our customers are currently facing significant financial challenges. General Motors and Chrysler have recently filed for bankruptcy protection and others may do so in the future. The bankruptcy filings could result in adverse changes in these customers’ production levels, pricing, and payment terms and could limit our ability to collect receivables, which could harm our business or results of operations.
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
     The automotive supply industry is highly competitive, both domestically and internationally, with a large number of suppliers competing to provide products to a relatively small number of OEMs. Competition is based primarily on price, quality, timely delivery, and overall customer service. Many of our competitors are larger and have greater financial and other resources than we do. Further consolidation in the industry may result in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. We may not be able to compete successfully with these or other companies. In addition, there is a trend toward OEMs expanding their business relationships with a smaller number of “preferred” suppliers. If we are not designated as a preferred supplier, we could lose sales to competitors that are preferred suppliers.
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
     A number of our competitors have been forced to seek bankruptcy protection partially as a result of highly competitive market conditions in our industry. In addition, our filing for protection under Chapter 11 of the Bankruptcy Code and the associated risks and uncertainties of the Chapter 11 proceedings may be used by our competitors to attract our existing customers or may discourage our customers from purchasing products under long-term arrangements or designating us a “preferred” supplier.
We may be unable to maintain trade credit with our suppliers.
     We currently maintain trade credit with certain of our key suppliers and utilize such credit to purchase significant amounts of raw material and other supplies with payment terms. As conditions in the automotive supply industry have become less favorable, credit insurance, which is used by suppliers to manage their payment risk in connection with providing payment terms, has become significantly more expensive or unavailable. As a result, key suppliers have been seeking to shorten trade credit terms, reduce credit limits or require cash in advance for payment. Because we have filed for protection under Chapter 11 of the Bankruptcy Code, our key suppliers may seek to further restrict or eliminate our ability to obtain trade credit, or they may require payment on more restricted terms. If a significant number of our key suppliers were to shorten or eliminate our trade credit, our inability to finance large purchases of key supplies and raw materials would increase our costs and negatively impact our liquidity and cash flow, which could have a material adverse effect on our business, results of operations, or financial condition and on our ability to emerge from the Chapter 11 proceedings.
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
     In recent periods there has been significant volatility in the global prices of steel, aluminum, and natural gas, which have had an impact on our business. Continued volatility in the price of steel, aluminum, natural gas, or other key materials and supplies may have a material adverse effect on our business, results of operations, or financial condition. Although we have been able to pass some of the supply and raw material cost increases onto our customers in the past, current competitive and marketing pressures may prevent us from doing so in the future. In addition, our customers are not contractually obligated to accept certain of these price increases, and in light of current market conditions, they may be less likely to accept the increases than they have been in the past. Moreover, we sometimes use fixed-forward contracts to hedge against fluctuation in the prices of certain commodities, which could result in our paying greater than market prices for these commodities. Where we pass through the costs of raw materials to our customers, customer pricing will decrease as raw material market prices decrease, regardless of the cost of our fixed forward contracts. For example, we generally enter into fixed-forward contracts for aluminum based on volume projections from our customers that coincide with the applicable pass through pricing adjustment periods. In recent periods, customer volumes have decreased significantly relative to their projections while at the same time market prices for aluminum have fallen sharply. As a result, we have fixed-forward contracts for aluminum based on projected volumes at prices that are well above current market levels, while the amount of the cost we can pass through to the customer has decreased to reflect the lower market cost. This potential inability to pass on price increases to our customers could adversely affect our operating margins and cash flow, and result in lower operating income and profitability.
The financial distress of our suppliers could harm our results of operations.
     The conditions in the automotive industry have adversely affected our supplier base. Several large suppliers have filed for bankruptcy protection or ceased operations. Continued financial distress among our supply base could lead to commercial disputes, write offs and possibly supply chain interruptions. The continuation or worsening of conditions in the supply base could have a material adverse effect on our business, financial condition or results of operations.
We have significant international operations that subject us to risks not faced by domestic competitors.
     Approximately 82% of our consolidated net sales in fiscal 2008 were from operations outside the United States. We expect sales from our international operations to continue to represent a substantial and growing portion of our business. Risks inherent in international operations include the following:
•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including foreign exchange controls;

•	foreign laws or regulations may restrict our ability to repatriate cash from foreign operations;

•	necessary export licenses or customs clearances may be difficult to obtain;

•	intellectual property rights may be more difficult to enforce in foreign countries;

•	political or economic conditions or exposure to local social unrest, including any resultant acts of war, terrorism or similar events in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	compliance with a variety of foreign laws and regulations may be difficult;

•	in certain countries we are subject to nationwide collective labor agreements that we did not negotiate;

•	labor laws in certain countries may make it more difficult or expensive to reduce our labor force in response to reduced demand;

•	differing foreign tax structures may subject us to additional taxes or affect our ability to repatriate cash from our foreign subsidiaries;

•	fluctuations in exchange rates between the operating currencies of our international operations relative to the US dollar may adversely affect the value of our international assets and results of operations as reported in US dollars, as well as the comparability of period-to-period results of operations; and

•	an inability to use the financing provided by the DIP Credit Agreement to fund our foreign operations could result in local insolvency proceedings in certain foreign jurisdictions.
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
     As part of our ongoing focus on being a low-cost provider of high quality products, we continually analyze our business to further improve our operations and identify cost-cutting measures. If we do not identify and implement operational improvements or if implemented improvements do not generate the expected benefits, we may be unable to offer products at a competitive price and generate sufficient operating funds to service our debt or make necessary capital expenditures. If that were to happen, alternative sources of financing may not be available to us on commercially reasonable terms or at all, and our ability to emerge from the Chapter 11 proceedings could be materially and adversely affected.
We may not be able to timely or successfully launch new products.
     In order to effectively compete in the automotive supply industry, we must be able to launch new products to meet our customers’ demand. As a result of our current liquidity condition and covenants limiting the amount of our capital expenditures, we may not be able to make the investments needed to launch production of new products. We may not be able to install and obtain customer approval of the equipment needed to produce products for new programs in time for the start of production. In addition, transitioning our manufacturing facilities and resources to full production under new product programs may impact production rates or other operational efficiency measures. Moreover, our customers may delay or cancel the launch of new product programs or actual production may be below planned quantities. Our failure to successfully launch new products, or a failure by our customers to successfully launch new programs in the quantities anticipated, could adversely affect our results.
Our success will depend on our ability to attract and retain qualified employees.
     Our success will depend in part on our ability to attract, hire, train, and retain qualified engineering, managerial, technical, sales, and marketing personnel. We face significant competition for these types of employees. Our current financial condition and Chapter 11 proceedings create uncertainty that may lead to an increase in unwanted attrition and may affect our ability to attract and retain qualified new employees. Additionally, as conditions in the automotive industry decline and we implement measures to improve our cost structure, employee morale may suffer. We may be unsuccessful in attracting and retaining the personnel we require and key personnel may leave and compete against us. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced, senior employees could impair our ability to execute our business plan and emerge from the Chapter 11 proceedings, cause us to lose customers and reduce our sales, or lead to the loss of other key employees. In any such event, our financial condition, results of operations, and cash flows could be adversely affected.
We might fail to adequately protect our intellectual property or third parties might assert that our technologies infringe on their intellectual property.
     We rely on a combination of patents, trade secrets, trademarks and copyrights to protect our intellectual property, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. We are currently involved in litigation in which the plaintiff has asserted that we have infringed on its patents. This litigation, and possible future litigation, could result in substantial costs and diversion of our efforts and could adversely affect our business, whether or not we are ultimately successful. For more information on this litigation, see the section entitled Legal Proceedings.
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
     Many employees of our major customers and certain of our employees are unionized. Certain of our employees in the United States are represented by the United Steel Workers Union, all of whom are employed at our facility in Akron, Ohio. Our current contract with the United Steel Workers Union expires in fiscal 2010, and, as part of our Chapter 11 proceedings, we must determine whether to accept or reject this contract. As is common in Mexico and many European jurisdictions, substantially all of our employees in Europe and Mexico are covered by country-wide collective bargaining agreements, which are subject to negotiations on an annual basis. Although we believe that our relations with our employees are good, a dispute between us and our employees could have a material adverse effect on our business. In addition, significant percentages of the workforces at certain of our major customers and their suppliers are unionized. Strikes or labor disputes at a major customer or one of their key suppliers could result in reduced production of vehicles incorporating our products. This would reduce demand for our products and could have a material adverse effect on our sales and results of operations during the affected periods.
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
We may suffer future asset impairments and other restructuring charges, including write downs of intangible assets.
     We record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets, and production tooling. During fiscal 2008 we recorded asset impairment losses, other restructuring charges, and facility exit costs of $22.2 million and goodwill and other intangible asset impairments of $238 million and we may incur significant similar losses and charges in the future. In connection with our emergence from Chapter 11 in 2003 and the application of fresh start accounting, we recorded significant increases in goodwill and intangible assets. At April 30, 2009 we had no goodwill and approximately $113.2 million of other intangible assets recorded on our consolidated balance sheets. We are required to evaluate annually whether our other intangible assets have been impaired or are not recoverable. Future market conditions may indicate that these assets are not recoverable based on changes in forecasts of future business performance and the estimated useful life of these assets, and this may trigger further write-downs of these assets. Any future write-off of a significant portion of our intangible assets would have an adverse effect on our financial condition and results of operations.
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
     Certain of our current and former employees participate in defined benefit pension plans. The plans are currently underfunded. Declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially increase the amount by which the plans are underfunded, affect the level and timing of required contributions, and significantly increase our pension expenses and reduce profitability. The values of the securities held by the plans has decreased significantly during the past fiscal year, significantly increasing the amount by which the plans are underfunded. We also sponsor other postretirement employee benefit plans that cover certain current and former employees and eligible dependents. We fund these obligations on a pay-as-you-go basis. Increases in the expected cost of the benefits, particularly health care, in excess of our assumptions could increase our actuarially determined liability and related expense along with future cash outlays.
Risks Related to Our Capital Structure
We have substantial levels of debt and debt service that will divert a significant amount of cash from our business operations.
     We have substantial levels of debt, including debt under our Pre-petition Credit Facilities and Senior Notes, and we are no longer in compliance with the covenants of these debt instruments. As of April 30 and January 31, 2009, we had approximately $715.4 million and $731.5 million of total indebtedness and approximately $56.7 million and $107.5 million of cash and cash equivalents, respectively. The filing of our Chapter 11 petitions constituted an event of default under our Pre-petition Credit Agreement and the Senior Notes, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Debtors and the application of applicable bankruptcy law. In addition to the debt under our Pre-petition Credit Agreement and under the Senior Notes, we may incur up to $200 million of additional debt under the DIP Loans, and we may incur significant additional debt in the future, including financing required to develop a plan of reorganization and successfully emerge from the Chapter 11 proceedings. The degree to which we will be leveraged could have important consequences, including:
•	requiring a substantial portion of our cash flow from operations to be dedicated to debt service and therefore not available for our operations, capital expenditures, and future business opportunities;

•	increasing our vulnerability to a downturn in general economic conditions or in our business;

•	limiting our ability to adjust to changing market conditions, placing us at a competitive disadvantage compared to our competitors that have relatively less debt; and

•	limiting our ability to obtain additional financing or access additional funds under the DIP New Credit Agreement for capital expenditures, working capital, or general corporate purposes.
     We are currently operating under the DIP Credit Agreement, which provides up to $100 million of New Money DIP ALoans. The DIP Credit Agreement contains certain highly restrictive covenants that require us, among other things, to maintain our corporate existence, make certain payments, perform our obligations under existing agreements, purchase insurance, and provide financial records. The DIP Credit Agreement also limits or prohibits our ability to make capital expenditures, incur indebtedness, make prepayments on or purchase indebtedness in whole or in part, pay dividends, make investments, lease properties, create liens, consolidate or merge with another entity (or allow one of our subsidiaries to do so), sell assets, and acquire facilities or other businesses. The DIP Credit Agreement also requires us to maintain minimum net cash flow after restructuring expenses, EBITDA, interest coverage ratios, and liquidity. There can be no assurance that we will be able to comply with these and other covenants in our DIP Credit Agreement.
     The proceeds of the New Money DIP Loan are deposited in depositary accounts and can be withdrawn no more than twice per week and then only to the extent needed to pay permitted expenses payable in the five business days following each withdrawal in accordance with budgets approved in the sole discretion of the DIP lenders. The DIP Credit Agreement also contains numerous events of default, many of which may be triggered by circumstances beyond our ability to control. If we were to default on the DIP Credit Agreement, all amounts due thereunder including the New Money DIP Loans and the Roll-up Loans could become immediately due and payable. In that event, if we were not able to obtain alternative financing to repay the indebtedness outstanding under the DIP Credit Agreement, we may be forced to discontinue operations and liquidate the Company.
We may not be able to fund required capital expenditures, and for that and other reasons we may need additional financing in the future, which we may be unable to obtain.
     Our business requires us to make significant capital expenditures to acquire equipment needed to produce products for new customer programs, maintain existing equipment, and implement technologies to reduce production costs in response to customer pricing pressure. In addition, lower sales or unanticipated expenses could give rise to additional financing requirements. We may not generate sufficient cash flow from operations to fund our capital expenditure requirements. In that event, we may need to obtain additional financing or take other steps to reduce expenses or generate cash. There can, however, be no assurance that additional financing will be available or, if it is available, that it will be offered on acceptable terms. Any additional financing would require the consent of the DIP lenders, which we may not be able to obtain. We may be unable to obtain financing on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be required to make significant reductions in expenses and capital expenditures, which could significantly restrict our operations and limit our ability to enhance our products, fund capital investments, respond to competitive pressures, or take advantage of business opportunities. As a result of our filing for protection under Chapter 11 of the Bankruptcy Code, our access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court.
Our exposure to variable interest rates and foreign currency fluctuations may negatively affect our results.
     A portion of our debt, including our borrowings under our Pre-petition Credit Facilities and the DIP Credit Agreement, bears interest at variable rates. Any increase in the interest rates will increase our expenses and reduce funds available for our operations and future business opportunities. Increases in interest rates will also increase the risks resulting from our significant debt levels. Due to the increase in our operations outside the United States, we have experienced increased foreign currency exchange gains and losses in the ordinary course of our business. Fluctuations in exchange rates may have a material impact on our financial condition, since Euro-denominated debt is converted into US dollars for financial reporting, and cash flows generated in other currencies will be used, in part, to service the dollar-denominated portion of our debt. This fluctuation could result in an increase in our overall leverage and could result in less cash flow available for our operations, capital expenditures, and repayment of our obligations. In addition, fluctuations in foreign currency exchange rates may affect the value of our foreign assets as reported in US dollars and may adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Although we attempt to hedge against fluctuations in interest rates or exchange rates, such fluctuations may have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results.
Our credit rating may be downgraded in the future.
     Our debt is rated by nationally recognized statistical rating organizations. Our debt ratings were recently downgraded and, as a result of our filing for protection under Chapter 11 of the Bankruptcy Code, such ratings may be further downgraded in the future. While these actions do not affect our current cost of borrowing, they could significantly affect our ability to obtain or maintain trade credit with suppliers, reduce our access to the debt markets and increase the cost of incurring additional debt. There can be no assurance that we will be able to maintain our current credit ratings. Should we be unable to maintain our current credit ratings, we could experience a reduction in credit terms, an increase in our borrowing costs or difficulty accessing capital markets. Such a development could adversely affect our financial condition and results of operations.
Item 2. Changes in Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     The Company has defaulted on the Pre-petition Credit Facilities, which consist of the Term Loan with a principal balance of €254.8 million, the Revolving Credit Facility with a principal balance of $125 million and a €15 million synthetic letter of credit facility. The defaults resulted from our failure to comply with the financial covenants of the Pre-petition Credit Facilities for the period ending April 30, 2009 and the filing of the Chapter 11 proceedings.
     The Company has also defaulted on the Senior Notes, which have a principal balance of €130 million. The defaults resulted from the filing of the Chapter 11 proceedings, and the failure to make the payment of interest due June 15, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

10.17	Amendment No. 2, dated as of May 12, 2009, to Second Amended and Restated Credit Agreement, dated as of May 30, 2007, as amended by Amendment No. 1, dated as of January 30, 2009, by and among Hayes Lemmerz International, Inc., HLI Operating Company, Inc., Hayes Lemmerz Finance LLC—Luxembourg S.C.A., the Lenders named therein, Deutsche Bank AG, New York Branch, as DIP Administrative Agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as Joint Book-Running Lead Managers, Joint Lead Arrangers, and Joint Syndication Agents for the DIP Facilities, and Deutsche Bank Securities Inc., as Documentation Agent for the DIP Facilities (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 29, 2009).

10.18	Second Amended and Restated Credit Agreement, dated as of May 30, 2007, as amended by Amendment No. 1, dated as of January 30, 2009, as further amended by Amendment No. 2, dated as of May 12, 2009, by and among HLI Operating Company, Inc., as U.S. Borrower, Hayes Lemmerz Finance LLC—Luxembourg S.C.A., as Luxembourg Borrower, Hayes Lemmerz International, Inc. and the other Debtors, each Lender party thereto, each DIP Lender named therein, Citicorp North America, Inc., as Pre-petition Administrative Agent, Deutsche Bank Trust Company Americas, as DIP Administrative Agent, Deutsche Bank Securities Inc., as Pre-petition Syndication Agent, Citicorp North America, Inc., as Pre-petition Documentation Agent, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Book-Running Lead Managers and Joint Lead Arrangers for the Pre-petition Facilities, and Deutsche Bank Securities Inc. and General Electric Capital Corporation, as Joint Book-Running Lead Managers, Joint Lead Arrangers, and Syndication Agents (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 29, 2009).

10.19	Guaranty, dated as of May 12, 2009, by and between the Debtors named therein and Deutsche Bank AG, New York Branch, as DIP Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 29, 2009).

10.20	Depositary Agreement, dated as of May 12, 2009, by and among HLI Operating Company, Inc., as U.S. Borrower, Hayes Lemmerz Finance LLC—Luxembourg, S.C.A., as Luxembourg Borrower, Deutsche Bank AG, New York Branch, as DIP Administrative Agent, and Deutsche Bank Trust Company Americas, as Depositary (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 29, 2009).

10.21	Amendment No. 3, dated as of May 19, 2009, to Second Amended and Restated Credit Agreement, dated as of May 30, 2007, as amended by Amendment No. 1, dated as of January 30, 2009, as further amended by Amendment No. 2, dated as of May 12, 2009, by and among Hayes Lemmerz International, Inc., HLI Operating Company, Inc., Hayes Lemmerz Finance LLC—Luxembourg S.C.A., the Lenders named therein, Deutsche Bank AG, New York Branch, as DIP Administrative Agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as Joint Book-Running Lead Managers, Joint Lead Arrangers, and Joint Syndication Agents for the DIP Facilities, and Deutsche Bank Securities Inc., as Documentation Agent for the DIP Facilities (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on May 29, 2009).

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Mark A. Brebberman, Vice President, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Mark A. Brebberman, Vice President, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYES LEMMERZ INTERNATIONAL, INC.

/s/ MARK A. BREBBERMAN

Mark A. Brebberman
Vice President and Chief Financial Officer
June 19, 2009

HAYES LEMMERZ INTERNATIONAL, INC.
10-Q EXHIBIT INDEX

10.17	Amendment No. 2, dated as of May 12, 2009, to Second Amended and Restated Credit Agreement, dated as of May 30, 2007, as amended by Amendment No. 1, dated as of January 30, 2009, by and among Hayes Lemmerz International, Inc., HLI Operating Company, Inc., Hayes Lemmerz Finance LLC—Luxembourg S.C.A., the Lenders named therein, Deutsche Bank AG, New York Branch, as DIP Administrative Agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as Joint Book-Running Lead Managers, Joint Lead Arrangers, and Joint Syndication Agents for the DIP Facilities, and Deutsche Bank Securities Inc., as Documentation Agent for the DIP Facilities (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 29, 2009).

10.18	Second Amended and Restated Credit Agreement, dated as of May 30, 2007, as amended by Amendment No. 1, dated as of January 30, 2009, as further amended by Amendment No. 2, dated as of May 12, 2009, by and among HLI Operating Company, Inc., as U.S. Borrower, Hayes Lemmerz Finance LLC—Luxembourg S.C.A., as Luxembourg Borrower, Hayes Lemmerz International, Inc. and the other Debtors, each Lender party thereto, each DIP Lender named therein, Citicorp North America, Inc., as Pre-petition Administrative Agent, Deutsche Bank Trust Company Americas, as DIP Administrative Agent, Deutsche Bank Securities Inc., as Pre-petition Syndication Agent, Citicorp North America, Inc., as Pre-petition Documentation Agent, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as Joint Book-Running Lead Managers and Joint Lead Arrangers for the Pre-petition Facilities, and Deutsche Bank Securities Inc. and General Electric Capital Corporation, as Joint Book-Running Lead Managers, Joint Lead Arrangers, and Syndication Agents (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 29, 2009).

10.19	Guaranty, dated as of May 12, 2009, by and between the Debtors named therein and Deutsche Bank AG, New York Branch, as DIP Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 29, 2009).

10.20	Depositary Agreement, dated as of May 12, 2009, by and among HLI Operating Company, Inc., as U.S. Borrower, Hayes Lemmerz Finance LLC—Luxembourg, S.C.A., as Luxembourg Borrower, Deutsche Bank AG, New York Branch, as DIP Administrative Agent, and Deutsche Bank Trust Company Americas, as Depositary (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 29, 2009).

10.21	Amendment No. 3, dated as of May 19, 2009, to Second Amended and Restated Credit Agreement, dated as of May 30, 2007, as amended by Amendment No. 1, dated as of January 30, 2009, as further amended by Amendment No. 2, dated as of May 12, 2009, by and among Hayes Lemmerz International, Inc., HLI Operating Company, Inc., Hayes Lemmerz Finance LLC—Luxembourg S.C.A., the Lenders named therein, Deutsche Bank AG, New York Branch, as DIP Administrative Agent, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as Joint Book-Running Lead Managers, Joint Lead Arrangers, and Joint Syndication Agents for the DIP Facilities, and Deutsche Bank Securities Inc., as Documentation Agent for the DIP Facilities (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on May 29, 2009).

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Mark A. Brebberman, Vice President, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Mark A. Brebberman, Vice President, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.